Form 10-Q
period 1996-03-31
STUDENT LOAN CORP
filed 1996-05-15
CIK 893955

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



                          THE STUDENT LOAN CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                   16-1427135
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                    99 GARNSEY ROAD
                  PITTSFORD, NEW YORK                          14534
              (Address of principal executive offices)       (Zip Code)

                                 (716) 248-7187
              (Registrant's telephone number, including area code)

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes    X    No
                                                 ---        ---

        On May 10, 1996, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                             1996       1995
                                                           --------   --------
REVENUE
  Interest income                                          $134,925   $120,841
  Interest expense                                           90,108     80,205
                                                           --------   --------
  NET INTEREST INCOME                                        44,817     40,636
  Provision for loan losses                                     618         28
                                                           --------   --------
  Net interest income after provision for loan losses        44,199     40,608
  Fee and other income                                           13         16
                                                           --------   --------
     TOTAL REVENUE                                         $ 44,212   $ 40,624
                                                           --------   --------

OPERATING EXPENSES
  Salaries and employee benefits                           $  7,971   $  7,254
  Other expenses                                              8,343      6,843
                                                           --------   --------
     TOTAL OPERATING EXPENSES                              $ 16,314   $ 14,097
                                                           --------   --------

  INCOME BEFORE INCOME TAXES                               $ 27,898   $ 26,527
  Income taxes                                               11,387     11,152
                                                           --------   --------
NET INCOME                                                 $ 16,511   $ 15,375
                                                           ========   ========

NET INCOME -FLOOR                                          $    271   $     59
                                                           ========   ========

NET INCOME - CORE (excluding floor income)                 $ 16,240   $ 15,316
                                                           ========   ========

DIVIDENDS DECLARED                                         $  1,200   $  1,200
                                                           ========   ========

PER COMMON SHARE - (based on 20 million average shares outstanding)

  Net income - Core                                        $   0.81   $   0.77
  Floor income                                             $   0.02       --
                                                           --------   --------
  NET INCOME                                               $   0.83   $   0.77
                                                           ========   ========

  DIVIDENDS DECLARED                                       $   0.06   $   0.06
                                                           ========   ========

OPERATING RATIOS -

  Net interest margin                                          2.81%      3.05%
  Net interest margin - Core                                   2.78%      3.04%
  Operating expense as a percentage of
    average insured student loans                              1.02%      1.06%



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                      March 31,   December 31,
                                                        1996          1995
                                                     ----------    ----------
ASSETS
    Insured student loans                            $6,479,823    $6,169,825
       Allowance for loan losses                            941           548
                                                     ----------    ----------
    Insured student loans, net                        6,478,882     6,169,277
    Cash                                                  1,468           579
    Deferred tax benefits                                47,438        49,948
    Other assets                                        180,361       167,593
                                                     ----------    ----------

    TOTAL ASSETS                                     $6,708,149    $6,387,397
                                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                            $2,855,995    $2,509,496
    Long-term notes                                   3,400,000     3,400,000
    Payable to principal stockholder                     24,791        29,066
    Other liabilities                                   109,001       145,784
                                                     ----------    ----------

       Total Liabilities                              6,389,787     6,084,346
                                                     ----------    ----------

    Common stock                                            200           200
    Additional paid-in capital                          134,109       134,109
    Retained Earnings                                   184,053       168,742
                                                     ----------    ----------

       Total Stockholders' Equity                       318,362       303,051
                                                     ----------    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $6,708,149    $6,387,397
                                                     ==========    ==========

AVERAGE INSURED STUDENT LOANS                        $6,413,735    $5,669,364
       (year-to-date)                                ==========    ==========


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three months ended
                                                                March 31,
                                                          ---------------------
                                                            1996        1995
                                                          ---------   ---------
Cash flows from operating activities:
Net income                                                $  16,511   $  15,375
Adjustments to reconcile net income to
net cash from operating activities:
     Depreciation and amortization                              752         753
     Provision for loan losses                                  618          28
     Deferred tax provision                                   2,510       3,215
     Increase in accrued interest receivable                (13,634)    (43,934)
     Decrease in other assets                                   840       2,351
     Decrease in other liabilities                          (41,056)    (25,272)
                                                          ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   (33,459)    (47,484)
                                                          ---------   ---------

Cash flows from investing activities:
     Origination of loans                                  (497,967)   (455,868)
     Net sale (purchase) of loans                            10,268      (2,776)
     Repayment of loans                                     177,099     127,129
     Capital expenditures on premises and equipment            (351)       (431)
                                                          ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES                      (310,951)   (331,946)
                                                          ---------   ---------

Cash flows from financing activities:

     Net increase in short-term borrowings                  346,499     380,463
     Dividends paid                                          (1,200)     (1,200)
                                                          ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   345,299     379,263
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH                                 889        (167)
CASH - BEGINNING OF PERIOD                                      579         373
                                                          ---------   ---------
CASH - END OF PERIOD                                      $   1,468   $     206
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the periods for:
           Interest                                       $ 109,884   $  91,114
           Income taxes                                   $  31,849   $     102



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.      SIGNIFICANT ACCOUNTING POLICIES

        INTERIM FINANCIAL INFORMATION

        The financial information of The Student Loan Corporation (the "Company") as of March 31, 1996 and for the three-month period ended March 31, 1996 has not been audited. All adjustments, in the opinion of management (consisting of normal recurring accruals), necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles have been reflected in the accompanying financial information for the periods indicated.

        Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation. Such reclassification had no effect on the results of operations as previously reported.

        DEFINITIONS

        Core  net  income   represents  net  income   excluding   floor  income,
        attributable to the fixed minimum interest rates on certain loans in the Company's portfolio.

2.      COMMITMENTS AND CONTINGENCIES

        REGULATORY IMPACTS

        Provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") included significant changes to the Federal Family Education Loan ("FFEL") Program. The 1993 Amendments substantially increase the percentage of all guaranteed student loans to be made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, establishing the Federal Direct Student Loan ("FDSL") Program under which the Federal government lends directly to students using U.S. Treasury Funds. In addition, the 1993 Amendments impose additional costs on originators and holders of FFEL Program loans and on guarantee agencies.

        In April 1996, Congress and the Administration came to terms on the 1996 Federal budget. The 1996 budget made no changes affecting the FFEL or FDSL Programs. Although a cap on direct lending had been one of the budget proposals under consideration, a cap is not included in the 1996 budget. Under the 1993 Amendments, direct lending is authorized to account for up to 40% of all guaranteed student loans made nationally for the 1995-96 school year, 50% for 1996-97 and 1997-98, and at least 60% in 1998-99. The Department of Education is currently recruiting additional schools for participation in the direct lending program for 1996-97 in an attempt to achieve its 50% goal. Schools volunteer for participation in Direct Lending and, at the discretion of the Department of Education, may choose to participate in both the FDSL and the FFEL Programs.

        The 1993 Amendments included cost saving provisions to the FFEL Program which were also unaffected by the 1996 budget agreement. These provisions reduced interest rates paid by the Federal Government to holders of loans during in-school, grace and deferment periods from

        3.10% to 2.50% over the base rate for loans disbursed on or after July 1, 1995. In addition, lenders are required to pay a 0.5% origination fee on loans disbursed on or after October 1, 1993 and holders of Federal Consolidation Loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of outstanding balances of such loans. Also, holders of defaulted loans disbursed on or after October 1, 1993 that are submitted for claim are required to absorb a loss, calculated as 2% of the sum of the outstanding loan balance and unpaid accrued interest. Guarantors are subject to similar risk sharing provisions.

        The Company estimates that the cost-saving measures described in the preceding paragraph reduce the marginal profitability of the Company's guaranteed student loans by approximately 20% to 25% from levels immediately preceding the effective dates of the measures. This estimate is based on various assumptions regarding loan characteristics, length of in-school periods, frequency of loan consolidations and other considerations. The Company does not expect that these provisions will have a material adverse effect on the Company's results of operations or financial condition.

3.      RELATED PARTY TRANSACTIONS

        Citibank (New York State) (CNYS), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions, including cash management, data processing, income tax payments, employee benefits and facilities management, are carried out between the Company on the one hand and Citicorp and its other subsidiaries on the other hand. At March 31, 1996, the Company had outstanding short-term borrowings of $2.4 billion and long-term borrowings of $2.8 billion with CNYS. For the first quarter of 1996, the Company incurred $74.9 million in interest expenses payable to CNYS and its affiliates. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.      INTEREST RATE SWAP AGREEMENTS

        The  Company,  from  time  to  time,  enters  into  interest  rate  swap agreements with related and third parties to manage interest rate exposure on certain interest bearing liabilities brought about by incongruities between borrowing and lending rates. Entering into basis swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for all interest rate swap agreements outstanding at March 31, 1996 was either CNYS, the majority stockholder, or one of its affiliates.

        Interest rate swap agreements with a carrying value of $0.4 million, representing accrued interest payable, were determined to have an estimated fair value of $3.3 million at March 31, 1996. The fair value, based on approximate values obtained from dealers in these financial instruments, represents the estimated amounts which would be payable upon termination of the agreements. The aggregate notional principal amounts outstanding at March 31, 1996 totaled $2.0 billion.

5.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The new standard is similar to the Company's existing accounting policies. Therefore, the standard will not have a significant impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

During the three months ended March 31, 1996, the insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $309.6 million (5%) from the balance at December 31, 1995. This growth was the result of loan disbursements totaling $498.0 million in the first quarter of 1996, partially offset by $177.1 million in loan reductions (attributable to repayments and claims paid by guarantors), and loan sales, net of loan purchases, of $10.3 million. This compares to loan disbursements of $455.9 million, net loan purchases of $2.8 million and loan reductions of $127.1 million in the first three months of 1995.

The $42.1 million (9%) growth in first quarter 1996 disbursements compared to the same period in 1995 was attributable primarily to an increase in new loan consolidation loans ($52 million compared to $14 million for the first quarters of 1996 and 1995, respectively) made under agreements with the Department of Education and several of its subcontractors. The Company does not expect the opportunity for significant new originations under these agreements to continue. In addition, a timing change, which occurred in the fourth quarter of 1995, resulted in many second disbursements moving from December 1995 to January 1996. These and other increases in disbursements were partially offset by the impact of the Federal Direct Student Loan ("FDSL") Program, maintained by the Department of Education, which is estimated to account for between 30-40% of new loan volume nationally in the 1995-96 academic year, up from approximately 5% in 1994-95. See "Regulatory Impacts" below.

Other assets increased $12.8 million (8%) from the December 31, 1995 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio, higher interest rates, and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased by $36.8 million (25%) from December 31, 1995, primarily due to timing differences for intercompany income tax and interest payments.

The Company paid a quarterly dividend of $0.06 per common share on March 1, 1996. The Board of Directors declared a quarterly dividend on the Company's common stock of $0.06 per share, to be paid on June 3, 1996 to stockholders of record on May 15, 1996.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1996

Core net income (excludes floor income) was $16.2 million ($0.81 per share) for the first quarter of 1996, an increase of $0.9 million (6%) from the level of $15.3 million ($0.77 per share) achieved for the same period last year. The improvement was primarily attributable to higher interest income generated by growth of $1.0 billion (18%) in the Company's student loan portfolio from first quarter 1995 levels, partially offset by lower net interest margins and an increase of $2.2 million (16%) in operating expenses.

Total net income for the first quarter of 1996 was $16.5 million, or $0.83 per share. The increase of $1.1 million (7%) over net income of $15.4 million, or $0.77 per share, for the same period last year was attributable to revenue generated through growth in the student loan portfolio. The Company earned floor income of $0.3 million, or nearly $.02 per share, for the first quarter of 1996, compared to $0.1 million for the same period last year.

Core net interest margin was 2.78% for the first quarter of 1996. While this was lower than the 3.04% margin in the first quarter of 1995, it was higher than the fourth quarter of 1995 (2.69%). Each of these differences is primarily attributable to two factors: first, the relationship between the various short-term interest rates used to finance the Company's loan portfolio and the Treasury bill rates on which the revenue from these loans is based and second, the decrease in in-school revenue rates effective on loans disbursed on or after July 1, 1995. Additionally, the interest rates on the majority of the Company's new loan originations reset annually each July 1. Since July 1, 1995, short-term interest rates have dropped, creating higher net interest margins on these loans. While this relationship could continue until July 1, 1996, these loans will reset at that time and the margins on these loans will "normalize" in the second half of 1996. As a result, net interest margins could decline in the third and fourth quarters of 1996.

First quarter 1996 net income was further improved through additional efficiencies in operating expenses. While first quarter 1996 operating expenses were up $2.2 million from the same period last year, operating expenses as a percentage of average insured student loans decreased to 1.02%, an improvement of nearly 0.04% compared to first quarter 1995. The decline would have been larger, but during the quarter the Company announced it would be closing its customer servicing facility in Sacramento, CA and consolidating all operations in Pittsford, NY. This resulted in a one-time recognition of expenses related to the consolidation of approximately $1.2 million, $0.7 million net of income taxes, but is expected to reduce operating expenses following the closing of the Sacramento facility on July 1, 1996.

Provision for loan losses increased $0.6 million for the first quarter of 1996 compared to the same period last year due to larger amounts of loans disbursed on or after October 1, 1993, rolling into repayment and being subject to the 2% risk-sharing provisions of the 1993 Amendments. See "Regulatory Impacts" below.

REGULATORY IMPACTS

Provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") included significant changes to the Federal Family Education Loan ("FFEL")
Program. The 1993 Amendments substantially increase the percentage of all guaranteed student loans to be made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, establishing the FDSL Program under which the Federal government lends directly to students using U.S. Treasury Funds. In addition, the 1993 Amendments impose additional costs on originators and holders of FFEL Program loans and on guarantee agencies.

In April 1996, Congress and the Administration came to terms on the 1996 Federal budget. The 1996 budget made no changes affecting the FFEL or FDSL Programs. Although a cap on direct lending had been one of the budget proposals under consideration, a cap is not included in the 1996 budget. Under the 1993 Amendments direct lending is authorized to account for up to 40% of all guaranteed student loans made nationally for the 1995-96 school year, 50% for 1996-97 and 1997-98, and at least 60% in 1998-99. The Department of Education is currently recruiting additional schools for participation in the direct lending program for 1996-97 in an attempt to achieve its 50% goal. Schools volunteer for participation in direct lending and, at the discretion of the Department of Education, may choose to participate in both the FDSL and the FFEL Programs.

The 1993 Amendments included cost saving provisions to the FFEL Program which were also unaffected by the 1996 budget agreement. These provisions reduced interest rates paid by the Federal Government to holders of loans during in-school, grace and deferment periods from 3.10% to 2.50% over the base rate for loans disbursed on or after July 1, 1995. In addition, lenders are required to pay a 0.5% origination fee on loans disbursed on or after October 1, 1993 and holders of Federal Consolidation Loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of outstanding balances of such loans. Also, holders of defaulted loans, disbursed on or after October 1, 1993 that are submitted for claim are required to absorb a loss, calculated as 2% of the sum of the outstanding loan balance and unpaid accrued interest. Guarantors are subject to similar risk sharing provisions.

The Company estimates that the cost-saving measures described in the preceding paragraph reduce the marginal profitability of the Company's guaranteed student loans by approximately 20% to 25% from levels immediately preceding the effective dates of the measures. This estimate is based on various assumptions regarding loan characteristics, length of in-school periods, frequency of loan consolidations and other considerations. The Company does not expect that these provisions will have a material adverse effect on the Company's results of operations or financial condition.

                           PART II. OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(b)     Reports on Form 8-K:  none.

                                    SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 1996




                                             THE STUDENT LOAN CORPORATION


                                             By /s/Michael S. Piemonte
                                                ----------------------
                                                Michael S. Piemonte
                                                Vice President, Treasurer and
                                                Chief Financial Officer