Form 10-Q
period 1996-06-30
STUDENT LOAN CORP
filed 1996-08-14
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



                          THE STUDENT LOAN CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      16-1427135
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         99 GARNSEY ROAD                               14534
       PITTSFORD, NEW YORK                           (Zip Code)
 (Address of principal executive offices)

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

                                    Yes X No

         On August 9, 1996, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                             Three months ended                 Six months ended
                                                  June 30,                           June 30,
                                             1996           1995               1996            1995

 REVENUE
   Interest income                          $134,667     $122,465             $269,592        $243,306
   Interest expense                           89,473       83,149              179,581         163,354
   Net interest income                        45,194       39,316               90,011          79,952
   Provision for loan losses                     622          158                1,240             186
   Net interest income after
      provision for loan losses               44,572       39,158               88,771          79,766
   Fee and other income                           13           15                   26              31
      Total revenue                          $44,585      $39,173              $88,797         $79,797

 OPERATING EXPENSES
   Salaries and employee benefits             $7,787       $7,266              $15,758         $14,520
   Other expenses                              8,529        7,800               16,872          14,643
      Total operating expenses               $16,316      $15,066              $32,630         $29,163

   Income before income taxes                $28,269      $24,107              $56,167         $50,634
   Income taxes                               12,203        9,986               23,590          21,138
 NET INCOME                                  $16,066      $14,121              $32,577         $29,496

 NET INCOME -Floor                              $253          $58                 $524            $117

 NET INCOME - Core
             (excluding floor income)        $15,813      $14,063              $32,053         $29,379

 DIVIDENDS DECLARED                           $1,200       $1,200               $2,400          $2,400

 PER COMMON SHARE -
 (based on 20 million average
 shares outstanding)

   Net income - Core                           $0.79        $0.71                $1.60           $1.47
   Floor income                                $0.01          ---                $0.03           $0.01
   Net income                                  $0.80         0.71                $1.63           $1.48
   Dividends declared                          $0.06        $0.06                $0.12           $0.12


 OPERATING RATIOS -

   Net interest margin                         2.81%        2.85%                2.81%           2.95%
   Net interest margin - Core                  2.79%        2.84%                2.78%           2.94%
   Operating expense as a percentage of
     average insured student loans             1.02%        1.09%                1.02%           1.07%




 See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                               June 30,        December 31,
                                                 1996              1995
ASSETS
 Insured student loans                          $6,458,873        $6,169,825
   Allowance for loan losses                         1,381               548
 Insured student loans, net                      6,457,492         6,169,277
 Cash                                                  564               579
 Deferred tax benefits                              44,264            49,948
 Other assets                                      185,932           167,593

 Total Assets                                   $6,688,252        $6,387,397


LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings                         $3,298,560         $2,509,496
 Long-term notes                                2,900,000          3,400,000
 Payable to principal stockholder                  23,598             29,066
 Other liabilities                                132,866            145,784

  Total Liabilities                             6,355,024           6,084,346

 Common stock                                         200                 200
 Additional paid-in capital                       134,109             134,109
 Retained Earnings                                198,919             168,742

  Total Stockholders' Equity                      333,228             303,051

 Total Liabilities and Stockholders' Equity     6,688,252          $6,387,397


AVERAGE INSURED STUDENT LOANS
   (year-to-date)                              $6,439,129          $5,669,364

See asccompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Six months ended
                                                           June 30,
                                                  1996                 1995
Cash flows from operating activities:
Net income                                         $32,577               $29,496
Adjustments to reconcile net income to
net cash from operating activities:
   Depreciation and amortization                     1,590                 1,644
   Provision for loan losses                         1,240                   186
   Deferred tax provision                            5,684                 5,902
   Increase in accrued interest receivable        (16,527)              (21,626)
   Decrease(Increase) in other assets              (2,059)                1,307
   Decrease in other liabilities                  (18,384)              (11,103)

Net cash provided by operating activities            4,121                 5,806

Cash flows from investing activities:
   Origination of loans                          (647,568)             (652,773)
   Net sale (purchase) of loans                     25,367               (2,669)
   Repayment of loans                              331,959               249,389
   Capital expenditures on premises and equipment    (558)                 (701)

Net cash used in investing activities             (290,800)            (406,754)

Cash flows from financing activities:
   Net increase in short-term borrowings            289,064              403,164
   Dividends paid                                   (2,400)              (2,400)

Net cash provided by financing activities           286,664              400,764

Net decrease in cash                                   (15)                (184)
Cash - beginning of period                              579                  373
Cash - end of period                                    564                  189

Supplemental disclosure of cash flow information:

   Cash paid during the periods for:
     Interest                                     $160,488              $153,230
     Income taxes                                  $40,517                  $221

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 has not been audited. All adjustments, in the opinion of management (consisting of normal recurring accruals), necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles have been reflected in the accompanying financial information for the periods indicated.

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

2.       COMMITMENTS AND CONTINGENCIES

         REGULATORY IMPACTS

         Provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") included significant changes to the Federal Family Education Loan ("FFEL") Program. The 1993 Amendments substantially increase the percentage of all guaranteed student loans to be made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, establishing the Federal Direct Student Loan ("FDSL") Program under which the Federal government lends directly to students using U.S. Treasury Funds. In addition, the 1993 Amendments impose additional costs on originators and holders of FFEL Program loans in the form of interest rate reductions, origination fees, and risk sharing costs.

         Under the 1993 Amendments, direct lending is authorized to account for up to 40% of all guaranteed student loans made nationally for the 1995-96 school year, 50% for 1996-97 and 1997-98, and at least 60% in
         1998-99. The Department of Education is currently recruiting additional schools for participation in the direct lending program for 1996-97 in an attempt to achieve its 50% goal. Any increase in direct lending effectively reduces the number of potential new loans available for origination by lenders such as the Company under the FFEL Program.

         The Company estimates that the interest rate reductions, origination fees, and risk sharing costs imposed by the 1993 Amendments have reduced the marginal profitability of the Company's guaranteed student loans by approximately 20% to 25% from levels immediately preceding the effective dates of the measures. This estimate is based on various assumptions regarding loan characteristics, length of in-school periods, frequency of loan consolidations and other considerations. (See the Regulatory Impacts section of Item 2, "Management's Discussion and Analysis", for further information).

3.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions, including cash management, data processing, income tax payments, employee benefits and facilities management, are carried out between the Company on the one hand and Citicorp and its other subsidiaries  on the other  hand.  At June 30,  1996,  the  Company had outstanding short-term borrowings of $3.3 billion and long-term borrowings of $2.9 billion with CNYS. For the six month period ending June 30, 1996, the Company incurred $149.1 million in interest expenses payable to CNYS and its affiliates. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.       INTEREST RATE SWAP AGREEMENTS

         The Company, from time to time, enters into interest rate swap agreements with related and third parties to manage interest rate exposure on certain interest bearing liabilities brought about by incongruities between borrowing and lending rates. Entering into basis swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counter party for all interest rate swap agreements outstanding at June 30, 1996 was either CNYS, the majority stockholder, or one of its affiliates.

         Interest rate swap agreements with a carrying value of $10.7 million, representing accrued interest payable, were determined to have an estimated fair value of $12.0 million at June 30, 1996. The fair value, based on approximate values obtained from dealers in these financial instruments, represents the estimated amounts which would be payable upon termination of the agreements. The aggregate notional principal amounts outstanding at June 30, 1996 totaled $1.9 billion.

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

         During the second quarter of 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new standard provides more consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts. The new standard is to be applied prospectively to transactions which occur after December 31, 1996. The Company is currently in the process of assessing the effects of the new accounting standard and does not expect the new standard to have a significant impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

During the six months ended June 30, 1996, the insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $288.2 million (5%) from the balance at December 31, 1995. This growth was the result of loan disbursements totaling $647.6 million in the first six months of 1996, partially offset by $332.0 million in loan reductions (attributable to repayments and claims paid by guarantors), loan sales net of loan purchases of $25.4 million and other adjustments of $2.0 million. This compares to loan disbursements of $652.8 million, net loan purchases of $2.7 million and loan reductions of $249.4 million in the first six months of 1995.

The Company's new loan disbursements of $647.6 million made in the first half of 1996 were $5.2 million (1%) less than those made in the same period of 1995. This decrease is attributable primarily to an increase in loans made nationally under the Federal Direct Student Loan ("FDSL") Program, maintained by the Department of Education. The Company estimates that the FDSL Program accounted for approximately 35% of new loan volume nationally in the 1995-96 academic year, up from approximately 8% in 1996-97. New loan volume for the FDSL Program's share of all guaranteed student loans is legislated to increase to 50% for 1996-97 and 1997-98 and at least 60% in subsequent years. This increase in FDSL Program lending could lead to additional declines in the Company's disbursements in future periods. See "Regulatory Impacts" below. The Company's disbursements decreased despite an increase in new loan consolidation loans ($53.2 million compared to $34.8 million for the first six months of 1996 and 1995, respectively) made under agreements with the Department of Education and several of its subcontractors. The Company does not expect the opportunity for significant new consolidation originations under these agreements to continue.

During the first six months of 1996, the Company made $163.9 million in interest payments principally to CNYS or one of its affiliates, compared to the $153.2 million paid in the same period in 1995. The difference is due to increases in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $40.5 million in income taxes during the first six months of 1996, compared to $0.2 million for the same period last year. This difference is primarily due to a timing change in intercompany payments, as the Company makes most income tax payments through an intercompany arrangement.

Other assets increased $18.3 million (10.9%) from the December 31, 1995 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio, higher interest rates, and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased by $12.9 million (9%) from December 31, 1995, primarily due to timing differences for intercompany income tax and interest payments.

The Company paid a quarterly dividend of $0.06 per common share on June 3, 1996. The Board of Directors declared a quarterly dividend on the Company's common stock of $0.06 per share, to be paid on September 3, 1996 to stockholders of record on August 16, 1996.

At June 30, 1996, $0.5 billion of long-term debt became due within one year and was reclassified to short-term. No changes in terms or overall size of credit limits were made in the first two quarters of 1996.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996

Core net income (excluding floor income) was $15.8 million ($0.79 per share) for the second quarter of 1996, an increase of $1.7 million (12%) from the level of $14.1 million ($0.71 per share) achieved for the same period last year. The improvement was primarily attributable to higher interest income generated by growth of $0.9 billion (16%) in the Company's student loan portfolio from second quarter 1995 levels, partially offset by lower net interest margins and an increase of $1.3 million (8%) in operating expenses.

Total net income for the second quarter of 1996 was $16.1 million, or $0.80 per share, an increase of $1.9 million (14%) over net income of $14.1 million, or $0.71 per share, for the same period last year. The Company earned floor income of $0.3 million ($0.01 per share) for the second quarter of 1996, compared to $0.1 million for the same period last year.

Core net interest margin was 2.79% for the second quarter of 1996, 0.05% lower than the 2.84% margin occurring in the second quarter of 1995, substantially the same as first quarter 1996. The difference is generally the result of lower in-school revenue rates effective on loans disbursed on or after July 1, 1995. The interest rates on the majority of the Company's new loan originations reset annually each July 1. After July 1, 1995, short-term interest rates declined, thus lowering the Company's funding costs and creating higher net interest margins on these loans in the first two quarters of 1996. While this relationship continued through June 30, 1996, these loans reset at July 1, 1996 and the margins on these loans are expected to decline in the second half of 1996.

Second quarter 1996 net income was further improved through additional efficiencies in operating expenses generated since implementation of the Company's new servicing system in May 1995. While second quarter 1996 operating expenses were up $1.3 million from the same period last year, operating expenses as a percentage of average insured student loans decreased to 1.02%, an improvement of nearly 0.07% compared to second quarter 1995.

The provision for loan losses was $0.5 million greater for the second quarter of 1996 than the provision recorded in the same period last year due to larger amounts of loans disbursed on or after October 1, 1993 rolling into repayment and thus becoming subject to the 2% risk-sharing provisions of the 1993 Amendments. See "Regulatory Impacts" below.

Six Months Ended June 30, 1996

Core net income was $32.1 million ($1.60 per share) for the first half of 1996, an increase of $2.7 million (9%) from first half 1995 levels of $29.4 million ($1.47 per share). The increase was primarily attributable to higher interest income generated by a $0.9 billion (16%) growth in the Company's student loan portfolio from June 30, 1995 levels, partially offset by lower net interest margins and increased operating expenses.

The Company earned net income of $32.6 million, or $1.63 per common share, for the six months ended June 30, 1996, a 10% increase from $29.5 million, or $1.48 per common share, from the corresponding period in 1995. The Company earned floor income of $0.5 million ($0.03 per share) for the first two quarters of 1996, compared to $0.1 million ($0.01 per share) for the same period last year.

Total operating expenses for the first half of 1996 were $32.6 million, an increase of $3.5 million (12%) from the first half of 1995. The operating expense increase was attributable primarily to increased costs resulting from growth in the portfolio and approximately $1.2 million in non-recurring costs related to the consolidation of Customer Service operations in Pittsford, NY and the closing of the Sacramento, CA facility on July 1, 1996. Additional efficiencies in operating expenses are expected as a result of the consolidation of facilities. Operating expenses as a percentage of average insured student loans for the first half of 1996 decreased to 1.02%, an improvement of 0.05% compared to the first half of 1995.

The provision for loan losses was $1.1 million greater for the first six months of 1996 than the provision recorded in the same period in 1995 due to the significantly larger amounts of loans disbursed on or after October 1, 1993 that rolled into repayment and thus became subject to the 2% risk-sharing provisions of the 1993 Amendments.

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

The 1993 Amendments also included cost shifting provisions affecting the FFEL Program. These provisions reduced interest rates paid by the Federal Government to holders of loans during in-school, grace and deferment periods from 3.10% to 2.50% over the base rate for loans disbursed on or after July 1, 1995. In addition, lenders are required to pay a 0.5% origination fee on loans disbursed on or after October 1, 1993 and holders of Federal Consolidation Loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of outstanding balances of such loans. Also, holders of defaulted loans, disbursed on or after October 1, 1993 that are submitted for claim are required to absorb a loss, calculated as 2% of the sum of the outstanding loan balance and unpaid accrued interest. Guarantors are subject to similar risk sharing provisions.

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

The Company continues to work through the Consumer Bankers Association (CBA) on developing significant reform proposals for the student loan program that the Company hopes will greatly simplify the current program. The Company has begun meeting with other higher education industry leaders, and it is hopeful that together they will be able to build a consensus to support the reform proposals.

                           PART II. OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         At the Company's 1996 Annual Meeting of Stockholders, held May 10, 1996, the Company's stockholders took the following actions:

1) Two directors were re-elected to the Board of Directors: Peter Gallant and Laura Williamson (with holders of 18,734,424 shares voting in favor, none voting against and 90,750 abstaining).
         Mr. Gallant and Ms. Williamson will each serve until the 1999 meeting of stockholders.

2) The selection of KPMG Peat Marwick as the Company's independent auditors for the 1996 fiscal year was ratified, with holders of 18,824,124 shares voting in favor, none voting against and 1,050 abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(b)      Reports on Form 8-K:  none.

                                    SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 1996





                                    THE STUDENT LOAN CORPORATION



                                       By /s/Michael S. Piemonte

                                          Michael S. Piemonte
                                      Vice President, Treasurer and
                                         Chief Financial Officer