Form 10-Q/A
period 1996-06-30
STUDENT LOAN CORP
filed 1996-10-04
CIK 893955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                     FORM 8

                       AMENDMENT TO APPLICATION OR REPORT

          Filed pursuant to Section 12, 13, or 15(d) of the Securities
                              Exchange Act of 1934

                          THE STUDENT LOAN CORPORATION
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10Q for the period ended 6/30/96 , as set forth in the pages hereto:

The Student Loan Corporation
Tax ID# 16-1427135
Financial Data Schedule


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              THE STUDENT LOAN CORPORATION


                                              By: /S/ Michael S. Piemonte
                                              Name: Michael S. Piemonte
                                              Title: Vice President, Treasurer
                                                     and Chief Financial Officer



Date: October 4, 1996