Form 10-Q
period 1996-09-30
STUDENT LOAN CORP
filed 1996-11-13
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes _X_    No

         On November 8, 1996, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION


 Item 1. Financial Statements.

                                           THE STUDENT LOAN CORPORATION
                                               STATEMENTS OF INCOME
                                 (Dollars in thousands, except per share amounts)

                                                                         Three months ended   Nine months ended
                                                                           September 30,        September 30,

                                                                           1996      1995      1996        1995
REVENUE
  Interest income                                                        $135,322 $126,471    $404,914   $369,779
  Interest expense                                                         93,188   85,785     272,769    249,140
  Net interest income                                                      42,134   40,686     132,145    120,639
  Provision for loan losses                                                   556      226       1,796        412
  Net interest income after provision for loan losses                      41,578   40,460     130,349    120,227
  Fee and other income                                                         11       15          37         46
     Total revenue                                                        $41,589  $40,475    $130,386   $120,273

OPERATING EXPENSES
  Salaries and employee benefits                                           $7,448   $7,299     $23,206    $21,820
  Other expenses                                                            7,861    7,059      24,732     21,702
     Total operating expenses                                             $15,309  $14,358     $47,938    $43,522

  Income before income taxes                                              $26,280  $26,117     $82,448    $76,751
  Income taxes                                                             10,727   10,804      34,318     31,943
NET INCOME                                                                $15,553  $15,313     $48,130    $44,808

NET INCOME - Core (excluding floor income)                                $15,329  $15,254     $47,382    $44,632

NET INCOME -Floor                                                            $224      $59        $748       $176

DIVIDENDS DECLARED                                                         $1,200   $1,200      $3,600     $3,600

PER COMMON SHARE - (based on 20 million average shares outstanding)

  Net income - Core                                                         $0.77    $0.77       $2.37      $2.23
  Floor income                                                              $0.01      ---       $0.04      $0.01
  Net income                                                                $0.78    $0.77       $2.41      $2.24

  Dividends declared                                                        $0.06    $0.06       $0.18      $0.18

OPERATING RATIOS -

  Net interest margin                                                       2.56%    2.84%       2.73%      2.91%
  Net interest margin - Core                                                2.54%    2.83%       2.70%      2.90%
  Operating expense as a percentage of
    average insured student loans                                           0.93%    1.00%       0.99%      1.05%

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                              September 30,        December 31,
                                                  1996                 1995
ASSETS
   Insured student loans                        $6,690,727           $6,169,825
      Allowance for loan losses                      1,601                  548
   Insured student loans, net                    6,689,126            6,169,277
   Cash                                                453                  579
   Deferred tax benefits                            41,753               49,948
   Other assets                                    196,243              167,593

   Total Assets                                 $6,927,575           $6,387,397


LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                        $4,132,428           $2,509,496
   Long-term notes                               2,300,000            3,400,000
   Payable to principal stockholder                 22,343               29,066
   Other liabilities                               125,223              145,784

      Total Liabilities                          6,579,994            6,084,346

   Common stock                                        200                  200
   Additional paid-in capital                      134,109              134,109
   Retained Earnings                               213,272              168,742

      Total Stockholders' Equity                   347,581              303,051

   Total Liabilities and Stockholders' Equity   $6,927,575           $6,387,397


AVERAGE INSURED STUDENT LOANS                   $6,472,890           $5,669,364
       (year-to-date)



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                           Nine months ended
                                                              September 30,

                                                            1996        1995

 Cash flows from operating activities:
 Net income                                               $48,130     $44,808
 Adjustments to reconcile net income to
 net cash from operating activities:
      Depreciation and amortization                         2,747       1,693
      Provision for loan losses                             1,796         411
      Deferred tax provision                                8,195       8,940
      Increase in accrued interest receivable            (30,154)    (83,929)
      Decrease(Increase) in other assets                    1,745       1,753
      Decrease in other liabilities                      (27,283)     (1,013)

 Net cash provided by operating activities                  5,176    (27,337)

 Cash flows from investing activities:
      Origination of loans                            (1,046,377) (1,051,537)
      Net sale (purchase) of loans                         40,383    (33,577)
      Repayment of loans                                  482,877     338,241
      Capital expenditures on premises and equipment      (1,517)     (1,241)

 Net cash used in investing activities                  (524,634)   (748,114)

 Cash flows from financing activities:
      Net increase in short-term borrowings               522,932     779,937
      Dividends paid                                      (3,600)     (3,600)

 Net cash provided by financing activities                519,332     776,337

 Net decrease in cash                                       (126)         886
 Cash - beginning of period                                   579         373
 Cash - end of period                                        $453      $1,259

 Supplemental disclosure of cash flow information:

      Cash paid during the periods for:
            Interest                                     $299,392    $253,199
            Income taxes                                  $49,119        $281


 See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          Notes to Financial Statements
                               September 30, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The financial information of The Student Loan Corporation (the "Company") as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

Certain amounts in prior period's financial statements have been reclassified to conform with the current period's presentation. Such reclassification had no effect on the results of operations as previously reported.

DEFINITIONS

Core net income represents net income excluding floor income, attributable to the fixed minimum interest rates on certain loans in the Company's portfolio.

2. COMMITMENTS AND CONTINGENCIES

REGULATORY IMPACTS

Provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") included significant changes to the Federal Family Education Loan ("FFEL")
Program. The 1993 Amendments substantially increased the percentage of all guaranteed student loans to be made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, establishing the Federal Direct Student Loan ("FDSL") Program under which the Federal government lends directly to students using U.S. Treasury Funds. In addition, the 1993 Amendments impose additional costs and income limitations on originators and holders of FFEL Program loans in the form of interest rate reductions, origination fees and risk sharing costs.

Under the 1993 Amendments, direct lending is authorized to account for up to 40% of all guaranteed student loans made nationally for the 1995-96 school year, 50% for 1996-97 and 1997-98, and at least 60% in 1998-99. Increases in direct lending, as legislated, would effectively reduce the number of potential new loans available for origination under the FFEL Program by lenders such as the Company. (See the Regulatory Impacts section of Item 2, "Management's Discussion and Analysis," for further information.)

3. RELATED PARTY TRANSACTIONS

Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions, including cash management, data processing, income tax payments, employee benefits and facilities management, are carried out between the Company on the one hand and Citicorp and its other subsidiaries on the other hand. At September 30, 1996, the Company had outstanding short-term borrowings of $3.6 billion and long-term borrowings of $1.7 billion with CNYS, compared to short-term and long-term borrowings of $2.3 billion each with CNYS at September 30, 1995. For the nine month period ending September 30, 1996, the Company incurred $226.8 million in interest expenses payable to CNYS and its affiliates, compared to $228.1 million in interest expenses payable to CNYS and its affiliates for the same period in 1995. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4. INTEREST RATE SWAP AGREEMENTS

The Company, from time to time, enters into interest rate swap agreements with related and unaffiliated parties to manage interest rate exposure on certain interest bearing liabilities brought about by incongruities between borrowing and lending rates. All swap agreements currently maintained are basis swaps. Entering into basis swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counter party for all interest rate swap agreements outstanding at September 30, 1996 was either CNYS, the majority stockholder, or one of its affiliates.

Interest rate swap agreements with a carrying value of $0.6 million, representing accrued interest payable, were determined to have an estimated fair value of $2.0 million at September 30, 1996. At September 30, 1995, interest rate swap agreements with a carrying value of $25,000 of interest payable had an estimated fair value of $3.7 million. The fair values, based on approximate values obtained from dealers in these financial instruments, represent the estimated amounts which would be payable upon termination of the agreements. Market values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and timing of contractual settlements. The aggregate notional principal amounts outstanding at September 30, 1996 and 1995 totaled $1.9 billion and $1.6 billion, respectively.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

During the nine months ended September 30, 1996, the insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $519.8 million (8%) to nearly $6.7 billion from the balance at December 31, 1995. This growth was the result of loan disbursements totaling $1,046.4 million in the first nine months of 1996, partially offset by $482.9 million in loan reductions (attributable to repayments and claims paid by guarantors), loan sales net of loan purchases of $40.4 million and other adjustments of $3.3 million. This compares to loan disbursements of $1,051.5 million, net loan purchases of $33.6 million and loan reductions of $338.2 million in the first nine months of 1995.

The Company's new loan disbursements of $1,046.4 million made in the first nine months of 1996 were $5.1 million less than those made in the same period of 1995. This decline is attributable primarily to a $25.8 million decrease in loan consolidations made under various agreements with the Department of Education and several of its subcontractors, partially offset by an increase in FFEL Program disbursements. The decrease in loan consolidations was anticipated due to limited opportunities to originate significant new volumes of this type of loan after 1995. FFEL Program disbursements increased $15.2 million during the first three quarters of 1996 compared to the same period in 1995 despite increased competition from the Federal Direct Student Loan ("FDSL") Program maintained by the Department of Education. The Company estimates that the FDSL Program accounted for approximately 35% of new loan volume nationally in the 1995-96 academic year, up from approximately 8% in 1994-95. New loan volume for the FDSL Program's share of all guaranteed student loans nationally is authorized to increase to 50% for 1996-97 and 1997-98 and at least 60% in subsequent years. This increase in FDSL Program lending could lead to declines in the Company's disbursements in future periods; such declines could adversely affect the Company's net income. See "Regulatory Impacts" below.

During the first nine months of 1996, the Company made $299.4 million in interest payments, principally to CNYS or one of its affiliates, compared to the $253.2 million paid in the same period in 1995. The difference is due to increases in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $49.1 million in income taxes during the first nine months of 1996, compared to $0.3 million for the same period last year. This difference is primarily due to timing changes in making intercompany tax payments to CNYS.

Other assets increased $28.7 million (17%) from the December 31, 1995 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio, higher interest rates on most loans in the portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased by $20.6 million (14%) from the December 31, 1995 balance, primarily due to timing differences for intercompany income tax and interest payments.

At June 30, 1996, $0.5 billion of long-term debt became due within one year and was reclassified to short-term. Also, at July 1, 1996, a $0.6 billion portion of long-term debt was reclassed to short-term as the debt became due within twelve months. No changes in terms or overall size of credit limits for long or short-term debt were made in the first three quarters of 1996.

The Company paid a quarterly dividend of $0.06 per common share on September 2, 1996. The Board of Directors declared an increased regular quarterly dividend on the Company's common stock of $0.12 per share, to be paid on December 2, 1996 to stockholders of record on November 15, 1996.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996

Core net income (excluding floor income) was $15.3 million ($0.77 per share) for the third quarter of 1996, an increase of $75,000 from income reported for the same period last year. Higher interest income generated by growth of $0.8 billion (13%) in the Company's student loan portfolio from third quarter 1995 levels was offset by lower net interest margins and an increase of $1.0 million (7%) in operating expenses.

Total net income for the third quarter of 1996 was $15.6 million, or $0.78 per share, an increase of $0.2 million (2%) over net income of $15.3 million, or $0.77 per share, for the same period last year. The Company earned floor income of $0.2 million ($0.01 per share) for the third quarter of 1996, compared to $0.1 million for the same period last year.

Core net interest margin was 2.54% for the third quarter of 1996, 0.29% lower than the 2.83% margin occurring in the third quarter of 1995 and 0.25% lower than the margin for the second quarter of 1996. The difference is primarily the result of lower in-school revenue rates on the majority of the Company's new loan originations and lower interest rates on variable rate loans which reset annually each July 1.

Third quarter 1996 net income was further improved through additional efficiencies in operating expenses resulting, in part, from the consolidation of the Company's customer servicing centers earlier in 1996. While third quarter 1996 operating expenses were up almost $1.0 million from the same period last year, operating expenses as a percentage of average insured student loans decreased to 0.93%, an improvement of 0.07% compared to third quarter 1995.

The provision for loan losses was $0.3 million greater for the third quarter of 1996 than the provision recorded in the same period last year due to larger amounts of loans disbursed on or after October 1, 1993 rolling into repayment and becoming potentially subject to the 2% risk-sharing provisions of the 1993 Amendments. See "Regulatory Impacts" below.

Nine Months Ended September 30, 1996

Core net income was $47.4 million ($2.37 per share) for the first nine months of 1996, an increase of $2.8 million (6%) from levels of $44.6 million ($2.23 per share) generated in the first nine months of 1995. The increase was primarily attributable to higher interest income generated by a $0.8 billion (13%) growth in the Company's student loan portfolio from September 30, 1995 levels, partially offset by lower net interest margins and increased operating expenses.

The Company earned net income of $48.1 million, or $2.41 per common share, for the nine months ended September 30, 1996, a 7% increase from $44.8 million, or $2.24 per common share, for the corresponding period in 1995. The Company earned floor income of $0.7 million ($0.04 per share) for the first three quarters of 1996, compared to $0.2 million ($0.01 per share) for the same period last year.

Total operating expenses for the first nine months of 1996 were $47.9 million, an increase of $4.4 million (10%) from the same period of 1995. The operating expense increase was attributable primarily to increased costs resulting from growth in the portfolio and approximately $1.7 million in non-recurring costs related to the consolidation of customer service operations in Pittsford, NY and the closing of the Sacramento, CA facility on July 1, 1996. Additional efficiencies in operating expenses are expected as a result of the consolidation of facilities. Operating expenses as a percentage of average insured student loans for the first three quarters of 1996 decreased to 0.99%, an improvement of 0.06% compared to the same period of 1995.

The provision for loan losses was $1.4 million greater for the first nine months of 1996 than the provision recorded in the same period in 1995 due to the significantly larger amounts of loans disbursed on or after October 1, 1993 that rolled into repayment and became potentially subject to the 2% risk-sharing provisions of the 1993 Amendments.

REGULATORY IMPACTS

Provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") included significant changes to the Federal Family Education Loan ("FFEL")
Program. The 1993 Amendments substantially increased the percentage of all guaranteed student loans to be made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, establishing the FDSL Program under which the Federal government lends directly to students using U.S. Treasury Funds. In addition, the 1993 Amendments impose additional costs on originators and holders of FFEL Program loans and on guarantee agencies.

Under the 1993 Amendments direct lending is authorized to account for up to 40% of all guaranteed student loans made nationally for the 1995-96 school year, 50% for 1996-97 and 1997-98, and at least 60% in 1998-99. The Company estimates that approximately 35% of all guaranteed student loans nationally were made under the direct lending program for the 1995-96 period. Schools volunteer for participation in direct lending and, at the discretion of the Department of Education, may choose to participate in both the FDSL and the FFEL Programs.

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

The Company continues to work through the Consumer Bankers Association to develop reform proposals that the Company hopes will simplify the FFEL Program. The Company continues to meet with higher education industry leaders in an effort to build a consensus to support the reform proposals.

CLAIM FOR INTEREST BILLINGS

Nine lenders, including the Company, brought suit in September 1995 in U.S. District Court against the U.S. Secretary of Education to collect an aggregate of approximately $16 million of special allowance interest billings, which were previously denied payment by the Department of Education, for the period July 1992 through January 1, 1995. The Company's portion of the claim is approximately $3 million.

In a decision filed September 30, 1996, the court ordered the Department of Education to make full payment of the special allowance billings to the nine lenders. If this decision is not appealed or is upheld on appeal, the Company would receive approximately $3 million of previously denied special allowance revenue. The Department of Education has until November 30, 1996 to appeal the court decision. If the Department of Education does not appeal, the Company will recognize the $3 million ($0.15 per share) of revenue in the fourth quarter of 1996.

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(b)       Reports on Form 8-K:  none.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 1996


                                               THE STUDENT LOAN CORPORATION


                                                  By /s/Michael S. Piemonte

                                                  Michael S. Piemonte
                                                 Vice President, Treasurer and
                                                  Chief Financial Officer

The Student Loan Corporation
Tax ID#16-1427135
Financial Data Schedule

LEGEND
CIK
MULTIPLIER                                                             1,000
CURRENCY                                                        U.S. DOLLARS
TABLE
S
PERIOD-TYPE                                                          9-MONTH
FISCAL-YEAR-END                                                     12/31/96
PERIOD-START                                                        01/01/96
PERIOD-END                                                          09/30/96
EXCHANGE-RATE
CASH                                                                     453
INT-BEARING-DEPOSITS                                                       0
FED-FUNDS-SOLD                                                             0
TRADING-ASSETS                                                             0
INVESTMENTS-HELD-FOR-SALE                                                  0
INVESTMENTS-CARRYING                                                       0
INVESTMENTS-MARKET                                                         0
LOANS                                                              6,690,727
ALLOWANCE                                                              1,601
TOTAL-ASSETS                                                       6,927,575
DEPOSITS                                                                   0
SHORT-TERM                                                         4,132,428
LIABILITIES-OTHER                                                    125,223
LONG-TERM                                                          2,300,000
PREFERRED-MANDATORY                                                        0
PREFERRED                                                                  0
COMMON                                                                   200
OTHER-SE                                                             347,381
TOTAL-LIABILITIES-AND-EQUITY                                       6,927,575
INTEREST-LOAN                                                        404,914
INTEREST-INVEST                                                            0
INTEREST-OTHER                                                             0
INTEREST-TOTAL                                                       404,914
INTEREST-DEPOSIT                                                           0
INTEREST-EXPENSE                                                     272,769
INTEREST-INCOME-NET                                                  132,145
LOAN-LOSSES                                                            1,796
SECURITIES-GAINS                                                           0
EXPENSE-OTHER                                                         47,938
INCOME-PRETAX                                                         82,448
INCOME-PRE-EXTRAORDINARY                                              48,130
EXTRAORDINARY                                                              0
CHANGES                                                                    0
NET-INCOME                                                            48,130
EPS-PRIMARY                                                             2.41
EPS-DILUTED                                                             2.41


THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE STUDENT LOAN CORPORATION AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.