Form 10-Q/A
period 1996-09-30
STUDENT LOAN CORP
filed 1997-01-07
CIK 893955

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


                                 AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10Q for the period ended 9/30/96 , as set forth in the pages hereto:

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



Date: January 7, 1997