Form 10-K405
period 1996-12-31
STUDENT LOAN CORP
filed 1997-03-26
CIK 893955

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________
                                   FORM 10-K
                              __________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 1-11616
                              __________________

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

                                (716) 248-7187
             (Registrant's telephone number, including area code)
                              __________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                     -------------------
              Common Stock                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                               __________________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
            ----

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 1997 was approximately $164 million. On that date, there were 20,000,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 9, 1997 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

PART I
ITEM 1.   BUSINESS

  The Student Loan Corporation (the "Company") originates, holds and services student loans. The Company is one of the nation's largest originators and holders of guaranteed student loans made under the federal Higher Education Act of 1965, as amended (the "Act").

  The Act provides for several programs of loans to students and parents of students attending degree-granting programs at colleges and universities, as well as non-degree granting training programs at proprietary schools. The loans made under these programs ("Federal Family Education Loans" or "FFELP loans") are guaranteed for 98% of principal and accrued interest by either state or private non-profit guarantee agencies (100% for loans disbursed before October 1, 1993). The guarantee agencies are 78% to 98% reinsured by the federal government (80% to 100% for loans disbursed before October 1, 1993).

  The Company's primary source of revenues is net interest income on its portfolio. Substantially all FFELP loans earn interest at a floating rate based on a 2.50% to 3.50% spread over 91-day or 52-week Treasury Bill rates. This spread for most newly disbursed loans is currently 2.50% during periods when interest on the loans is being paid by the federal government, and 3.10% during other periods. Most loans made prior to July 1992 earn interest at a fixed rate or a minimum market rate of return, whichever is higher. The Company has received substantial income (referred to as "floor income" in its financial reports) as a result of these minimum interest rates during periods when prevailing Treasury Bill rates have been low. The Company earned $1.0 million in net floor income in 1996. Floor earnings in 1997 will depend on prevailing Treasury bill rates.

  As of December 31, 1996, the Company held approximately $6.8 billion of FFELP loans, almost all of which were originated by the Company. The Company services substantially all of the FFELP loans that it originates. Loan servicing is an important component of the Company's business, because failure to service a loan in accordance with specific procedures prescribed by federal and guarantee agency regulations may result in loss of the guarantee on the loan or the loss of certain federal subsidy payments.

  In order to comply with the provisions of the Act, all of the Company's FFELP loans are held, and all new FFELP loans are originated, by the Company through a trust established solely for the benefit of the Company (the "Trust"). This requirement is applicable to the Company because any institution that does not fall within the Act's definition of "eligible lender" may hold and originate FFELP loans only through a trust or similar arrangement with an eligible lender. The terms of the Trust require an institution qualifying as an eligible lender under the provisions of the Act to act as trustee of the Trust; Citibank (New York State) ("CNYS") currently acts as trustee (the "Trustee").

  The Company was incorporated in Delaware in November 1992 to hold and operate the business it conducted for more than 25 years as a division of CNYS, or as a division of Citibank, N.A., an affiliate of CNYS. Unless the context requires otherwise, references to the Company herein include the assets and operations transferred to, and the liabilities assumed or incurred by, the Company in December 1992 as if such assets had been owned and such operations had been conducted by the Company, and such liabilities had been obligations of the Company, at all relevant times. References herein to the "Federal Family Education Loan Program" or the "FFEL Program" and "FFELP loans" are to the loan programs authorized by the Act and the loans made by private lenders thereunder. Such references, unless the context requires otherwise, do not include federal direct lending.

THE FFEL PROGRAM

  The U.S. Department of Education (the "Department" or the "Secretary") administers the FFEL Program under Title IV of the Act. FFELP loans are made by eligible lenders and guaranteed for 98% of principal and accrued interest (100% for loans disbursed before October 1, 1993) by state and private non-profit guarantee agencies. The agencies, in turn, are reimbursed by the Department for specified percentages of their losses from default claims paid. Amounts payable by guarantee agencies that are not reimbursed by the Department may be covered by insurance premiums, reserve funds, investment income, federal cost allowances and collections on defaulted loans. Approximately 6,500 lenders and 47 guarantee agencies participate in the program, with more than $56 billion in FFELP loans currently outstanding.

  The FFEL Program currently authorizes several types of guaranteed student loans: (i) loans to students who pass certain need tests ("Stafford Loans");
(ii) loans to students who do not pass the Stafford need tests or who need additional loans to supplement their Stafford Loans ("Unsubsidized Stafford Loans"); (iii) loans to parents of students ("PLUS Loans") who are dependents and whose need exceeds the amount available in the form of Unsubsidized Stafford or Stafford Loans; and (iv) loans to consolidate the borrower's obligations under various federally authorized student loan programs into a single loan ("Consolidation Loans"). Before July 1994, the program also authorized loans to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students ("Supplemental Loans to Students" or "SLS Loans") who needed additional loans to supplement their Unsubsidized Stafford or Stafford Loans; the Company's portfolio includes SLS Loans originated before that date. As of July 1994, the SLS program was replaced by an expanded Unsubsidized Stafford Loan Program.

  Amendments to the Act adopted in 1993 (the "1993 Amendments") provide that an increasing percentage of federally sponsored student loans be made directly by the federal government rather than by lenders such as the Company. The 1993 Amendments also impose additional costs on originators and holders of loans. For a discussion of the effects of the 1993 Amendments on the Company, see Item 7 of this Annual Report.

  FFELP loans must be originated and serviced in accordance with strict guidelines mandated by the Department and the guarantee agencies. Failure to comply with program requirements may result in the loss of subsidy payments or the guarantee, making proper servicing a fundamental requirement of an investment in student loans. Economies of scale in servicing are also important because of the complex servicing procedures and the small size of individual loans.

ORIGINATION OF STUDENT LOANS

  The Company is one of the nation's largest originators of FFELP loans. In the twelve months ended December 31, 1996, the Company originated $1.4 billion of FFELP loans. The Company's main sources of borrowers include referrals from financial aid administrators, customers of CNYS and other bank affiliates (collectively, "Citibank"), repeat borrowers and college fair participants.

  A student must attend an eligible educational institution to participate in the FFEL Program. The approximately 6,500 eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions, and proprietary schools most of which conduct one-year programs. In addition to other criteria, school eligibility is determined by the default rate on guaranteed loans to its students. Over the past several years, the number of eligible schools has decreased, principally as a result of a decline in the number of eligible proprietary schools with acceptable default rates. Under the Act, eligible lenders, subject to certain restrictions, may choose not to make loans to students attending certain schools, defined by school type, geographic location or default experience.

MARKETING

  Management believes that because FFELP loans offered by different lenders have similar economic terms, borrower selection of a lender is influenced mainly by non-economic factors. The Company attributes its growth primarily to its emphasis on providing service to financial aid administrators, its success in accessing Citibank's customer base and its employment of a focused marketing team.

  Management believes that the schools' financial aid administrators are one of the most important influences on lender selection. Financial aid administrators are permitted, in order to streamline the financing process, to develop a list of lenders which students may utilize. Accordingly, the Company focuses marketing efforts on financial aid administrators. One way is by offering a complete package of loan products, including alternative loans. See "Alternative Loan Products" below. The Company believes that a complete product line is a key criterion in a student's selection of a lender.

  The Company provides financial aid administrators with informational brochures designed to assist students in evaluating their student loan options, and maintains a dedicated toll-free number for financial aid administrators. The Company also assists financial aid administrators by emphasizing service to current and past borrowers. Management believes its dedication to providing quality service to its borrowers is a significant competitive advantage.

  The Company has seventeen Account Managers whose territories are arranged to overlay the six regions of the National Association of Student Financial Aid Administrators (NASFAA). This configuration allows the Company to better service the financial aid community. The Account Managers assist financial aid administrators, resolve problems and issues, provide updates on the Company's programs and provide information for students.

  One of the Company's goals is to originate loans to repeat borrowers. In 1996, approximately 77% of the Company's new Stafford Loans were made to repeat borrowers. Management believes that the Company benefits from lending to repeat borrowers because it can increase the loan balance serviced without a proportionate increase in servicing costs.

  Under agreements with the Company, certain affiliates make available the Company's informational brochures through Citibank branches and in credit card statements. The Company is responsible for providing information and loan applications in response to all inquiries.

  The Company has student borrowers from all 50 states, the District of Columbia and U.S. territories. Approximately half of the Company's loan portfolio is comprised of loans made to students from New York and California.

APPLICATION PROCESS

  The student and school complete a combined application/promissory note and mail it either to the Company or directly to the guarantor. The application must be approved by both the guarantor and the Company. If it is approved, a guarantee certificate is then issued and sent to the Company. After receiving the notice of guarantee, the Company makes disbursements on the loan directly to the school, and sends a disclosure statement to the student confirming the terms of the loan. The Company estimates that 95% of all potential borrowers whose applications are received eventually take out a student loan from the Company.

ALTERNATIVE LOAN PRODUCTS

  Lenders and guarantee agencies have developed alternative loan programs for students who do not qualify for government aid. Typically, students attending higher-priced undergraduate and graduate schools use alternative loans to finance all or part of their education. The Company offers alternative loans insured by The Education Resource Institute ("TERI"), a not-for-profit agency. At December 31, 1996, the Company had $82 million of alternative loans outstanding.

  Although they are guaranteed by private insurers, alternative loans are not part of the FFEL Program, are not reinsured by the federal government and receive no interest subsidies. Alternative loans are offered based on the student's or parent's creditworthiness as opposed to financial need.

GUARANTEE AGENCIES

  The Act authorized guarantee agencies to support education financing and credit needs of students at post-secondary schools. The Act requires every state either to establish its own agency or to contract with another guarantee agency. Under various programs throughout the United States, guarantee agencies insure and sometimes service and hold FFELP loans. The guarantee agencies are reinsured by the federal government for 78% to 98% of claims paid (80% to 100% for loans disbursed before October 1, 1993), depending on their claims experience.

  For each guaranteed loan, guarantee agencies collect from the borrower a one-time insurance premium that may not exceed 1% of the principal amount of the loan. The Act requires that a combined loan origination fee and insurance premium be paid by the borrower on Unsubsidized Stafford Loans. This fee is passed through to the federal government by the originating lender. Current regulations provide for a 3% origination fee.

  The guarantee agencies generally guarantee loans for students attending institutions in their particular state or region or for their residents attending schools in another state. States that do not have their own guarantee agency contract with United Student Aid Funds, a multi-state guarantee agency, or another state agency.

  The 1992 amendments to the Act clarified the Department's responsibilities in
the event of guarantee agency failures.   If an agency's administrative or
financial condition falls below specified levels or the Secretary determines that the agency is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continued payment of claims, including the transfer of guarantees to another agency or to the Department.
The Act provides that guarantors are deemed to have a contractual right against the United States to receive reinsurance in accordance with its provisions. In addition, if the Secretary determines that a guarantee agency is unable to meet its insurance obligations, holders of loans may submit insurance claims directly to the Secretary until the obligations are transferred to a new or successor guarantor capable of meeting those obligations. Federal reinsurance and insurance payments for defaulted loans are paid from the Student Loan Insurance Fund established under the Act. The Secretary is authorized, to the extent provided in advance by appropriations acts, to issue obligations to the Secretary of the Treasury to provide funds to make any required federal payments.

  The Company has internal limits on its exposure level to any one guarantor.
In addition, the Company performs annual financial evaluations of each guarantee agency with which the Company does business. Each guarantor is rated on a scale ranging from "very strong" to "very weak". The ratings are determined using an in-house credit scoring model that grades four main variables--management/structure, default rates, reserves and profitability--and assigns a rating based on the guarantor's overall score. The Company also uses a risk rating system that enables it to assess the risks inherent in its student loan assets. Once a guarantor's rating falls below "average", it is subject to more frequent review. To date, all claims made by the Company and accepted for payment by guarantee agencies have been paid.

CREDIT

  Although substantially all of the Company's loans are guaranteed as to principal and interest, certain requirements must be met in order to maintain guarantee coverage. See "Servicing, Collections, Claims and Recovery" below. These requirements specify school and borrower eligibility criteria and establish procedural guidelines.

  The rate of student loan defaults tends to be significantly higher than default rates for other consumer loans, especially among students at proprietary schools. In an effort to reduce the high default rates, revised eligibility requirements for schools, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below the specified thresholds, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it lends only to students attending institutions which meet the Act's default limits.

PORTFOLIO

  At December 31, 1996, the Company held approximately $6.8 billion of FFELP loans. The Company's strategy is to continue to build its loan portfolio by originating loans. The Company has also purchased relatively small portfolios of student loans from other lenders. Management continually evaluates loan acquisition opportunities.

  Unlike many other lenders, the Company has a policy of holding all loans that it originates. Management believes this policy makes the repayment process easier for the borrower and therefore gives the Company a marketing advantage with potential borrowers and financial aid administrators. The Company's borrowers do not face the confusion or inconvenience that can occur when a loan is transferred to another lender or servicer.

  Loans in different stages of repayment have different profitability characteristics. Loans of students who are currently in school tend to be the most valuable. The low servicing costs and longer durations associated with these loans are the key profitability factors. Students who are in school do not generally pay current interest on their loans. In most cases, interest payments on their loans are made directly to the Company by the federal government. In other instances, interest accrues on loans during the period when the student borrower is in school. Loans to students who have graduated, or left school, but are not yet in repayment, or who have received either a deferment or a forbearance, have similar profitability characteristics. These loans have similar servicing requirements and differ only by expected average life.

  Loans to borrowers in repayment are generally less profitable than the in-school group. Servicing costs are higher as a result of monthly payment processing and customer service inquiries. Loans which have gone to claim are the least valuable because of their high servicing costs and the likelihood that a small percentage will be denied insurance due to servicing or origination defects, and will therefore be uncollectible.

SERVICING, COLLECTIONS, CLAIMS AND RECOVERY

  General. The Company services substantially all of the student loans in its portfolio. At December 31, 1996, loans comprising less than 2% of the principal amount of the portfolio were serviced by another party.

  Company operations, including servicing, are conducted at facilities located in Pittsford, New York. The loan servicing unit is responsible for account
maintenance, deferment processing and handling customer inquiries.   Servicing
was also conducted at a Sacramento, California facility, which was closed as of July 1996. Those servicing operations have been transferred to the Pittsford, New York facility.

  The collections, claims and recovery units are responsible for contacting delinquent borrowers, conducting due diligence procedures on delinquent loans, filing claims with guarantee agencies on defaulted loans, curing rejected guarantee claims and due diligence violations and pursuing recovery of defaulted loans deemed ineligible for claim.

  Loans are serviced according to policies and procedures mandated by the Department and guarantee agency regulations. Regulations dictate specific policies and procedures governing in-school account maintenance, the conversion of loans from in-school to repayment status, deferment processing, collections and claim filing.

  Delinquencies, Defaults and Claims Processing.   Student loan delinquencies
tend to be higher than those of other types of consumer loans. Generally, FFELP loan decisions are based on the borrower's qualifications for government assistance rather than the borrower's ability to repay the loan. FFELP lenders are prohibited from requiring collateral.

  Once repayment begins, and a borrower is past due for a payment, the loan is considered to be delinquent. A borrower is not considered to have defaulted on a student loan until 180 days after the payment due date.

  Lender agreements entered into by the Company and each guarantee agency give the Company a contractual right to make claims against the agencies on defaulted loans, provided that the Company has adhered to the collections and due diligence procedures prescribed by the agencies.

  The Company's collections department begins contact before the tenth day of delinquency with the mailing of a reminder notice indicating the delinquent status of the account. Additional letters are sent as required by the guarantors or more frequently where the Company deems it appropriate. Telephone contact is initiated after 30 days of delinquency using an automated outbound call management system. At least four telephone calls are required between 30 and 149 days past due. All telephone calls are automatically registered, and a synopsis of each call is noted in the borrower's loan history.

  At prescribed times, the Company requests collection assistance from the relevant guarantee agency before submitting a claim. These requests are made to notify the guarantee agency of seriously delinquent accounts before claim and allow the agency to make additional attempts to collect on the loan. Any loans which have had returned or rejected claims are worked by the Company's collection department.

  Loans which are 180 days delinquent are considered to be in default. When the loan is approximately 255 days past due, the Company submits a claim form to the guarantee agency in order to request reimbursement for the defaulted loan. Federal regulations require that claims be filed with the guarantor not later than the 270th day of delinquency. Failure to file a claim within this period may result in loss of the guarantee.

  A claim may be rejected by a guarantee agency under certain circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained, the loan is improperly serviced or the lender does not perform the required due diligence. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

  Claims which are rejected may be "cured" or made eligible for reinstatement of the guarantee, and interest and special allowance benefits, by locating the borrower in the case of a skip trace involving a timely filing violation, or by obtaining a payment or a new signed repayment obligation from the borrower in the case of a due diligence violation. Historically, the Company has been able to cure approximately 60% of all rejected claims.

  Interest penalties may be assessed for certain violations of the due diligence requirements. Interest penalties occur from errors in due diligence that may not have caused the loss of the guarantee on the loan. Examples of errors that cause interest penalties include missed collection calls or failures to send a collection letter as required.

  Claims rejected by a guarantee agency are compiled during each month. The Company establishes a projected charge-off date which allows a full four months to effect a cure. Prior to charging off the loan, the Company vigorously attempts to cure the defect in the servicing or collect on the loan by using either Company personnel or outside collection agencies.

  The Company is required to absorb a 2% loss on amounts of principal and interest on defaulted FFELP loans disbursed after September 30, 1993 that are sent as claims to guarantee agencies. The Company has established a reserve for these losses and periodic provisions are reflected in its statements of income. At December 31, 1996, the Company's recorded reserve was $1.6 million.

  Quality Control/Compliance. Management recognizes the importance of maintaining compliance with Department and guarantee agency regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize, a loan guarantee or lender eligibility. An internal compliance staff conducts frequent audits of loan origination, disbursement and servicing activities to ensure adherence with regulatory requirements. As a further step, the Company has implemented a "filter" process which identifies potential problem areas for focused attention.

  The Company has a formal quality control program that monitors and measures performance and customer satisfaction levels. Management believes that the Company's emphasis on service excellence has led to improved efficiencies and increased customer satisfaction.

SEASONALITY

  Origination of student loans is generally subject to seasonal trends which correspond to the beginning of the school year. The months of August, September and October account for approximately 40% of the annual applications. While applications are seasonal, the Company's earnings generally are not. Due to the Company's large portfolio, any one month's new disbursements or run-off do not materially change the size of the portfolio. Interest revenue is therefore fairly stable throughout the year. Disbursement levels are generally highest at the beginning of school years.

COMPETITION

  The student loan industry is highly competitive. The Company competes with approximately 6,500 other eligible lenders. Despite the large number of competitors, the industry is somewhat concentrated. According to Department statistics, the top 100 lenders accounted for approximately 81% of new loan volume in the twelve months ended September 30, 1995.

  The Company is a leading originator of FFELP loans and has been steadily increasing its market share over the last six years. The Company believes that one factor in its growth has been the continuing consolidation of the industry, evidenced by the fact that more than 4,700 lenders have dropped out of the program since 1985. Lenders have departed primarily due to the increasingly difficult administrative and servicing requirements mandated by the Department and the overall consolidation of the financial services industry. As a large participant in the student loan industry, the Company has been able to adjust quickly to regulatory changes and increase market share. The Company competes by offering a full array of FFELP loan products and by emphasizing the quality of its service.

  The Company is one of the nation's largest holders of FFELP loans. The largest holder, Sallie Mae, has a portfolio that is several times larger than the Company's. Although Sallie Mae does not compete directly with the Company in making loans, it acquires FFELP loans (including newly originated loans) through arrangements with a number of eligible lenders.

  The Federal Direct Lending Program (FDLP), which also provides guaranteed loans to students has in recent years reduced the origination volume available for FFELP loans. Currently, FDLP accounts for approximately one-third of guaranteed student loan originations. This percentage does not appear to be materially changing at this time.

REGULATION

  The Higher Education Act and Implementing Regulations. The Act and the related implementing regulations (the "Regulations") specify rules regarding loan origination practices. A lender can lose eligibility to participate in the program if it does not comply. Lenders are prohibited from offering points, premiums, payments or other inducements, directly or indirectly, to any educational institution, guarantee agency or individual in order to secure loan applications, and may not offer loans as an inducement to a prospective borrower, either directly or indirectly, to purchase insurance policies or other products. In addition, a lender may not conduct unsolicited mailings of student loan applications to students who have not previously received student loans from that lender. Lenders may not engage in fraudulent or misleading advertising or discriminate against any borrower or applicant.

  The Act requires the exercise of due diligence in the collection of FFELP loans. The Regulations define due diligence as requiring specific steps at specific intervals. The Act also mandates the exercise of reasonable care and diligence in the making and collection of loans, and provides that the Department may disqualify a lender (which could include the Company or the Trustee as a holder of FFELP loans) from originating insured loans if the Department is not satisfied that the foregoing standards have been or will be met.

  The Act requires a guarantee agency to ensure that due diligence will be exercised by the lender in making and collecting loans guaranteed by that agency. In some cases, guarantee agencies dictate minimum collection requirements beyond those set forth in the Regulations, including the timing of collection calls and letters, telephone contacts, skip trace procedures and pre-claims filing procedures. The Company's policy is to perform all required procedures and, when deemed appropriate, to take additional steps in the collection process. The Company has established procedures and standards for due diligence that are exercised in servicing its loans. If the Company does not comply with the established due diligence standards, the Company's ability to realize the benefits of any guarantee may be adversely affected.

  There can be no assurance that the provisions of the Act will be reauthorized subsequent to expiration on September 30, 1998. In addition, provisions of the Act may be amended by Congress at any time prior to that date. Any such amendment, or the failure to reauthorize the Act in 1998, could have a material adverse effect on the Company's business and prospects.

  Department of Education. The Company's business is subject to the rules and regulations of the Department and guarantee agencies with respect to originating, processing, disbursing, selling and servicing student loans. The Department is authorized to prescribe regulations that are necessary to carry out the purpose and provisions of the Act. The Regulations can include standards for guarantor capital levels, establishment of minimum standards with respect to sound management and accountability under the Act, collection and reporting of data on loan volume and default reimbursement by eligible lenders and guarantors, audits of eligible lenders and guarantee agencies and loan documentation review. The Department is also authorized to limit, suspend or terminate lenders from participation in the program as well as impose civil penalties for program violations by lenders or servicers. The Department conducts frequent on-site audits of the Company's student loan servicing activities. Guarantee agencies conduct similar audits on a biennial basis.

  Historically, the student loan industry has been subject to increasing regulatory and reporting requirements, concentrated primarily in the area of loan servicing due diligence. Both the Department and the guarantee agencies have established stringent servicing requirements, along with mandatory audit criteria that must be met by the lender in order to receive guarantee benefits.

  During 1996, the Company was audited by five guarantee agencies. The final reports showed no material exceptions.

  Bank Regulatory Matters. The Company is a direct operating subsidiary of CNYS, a New York State bank that is not a member of the Federal Reserve System. An operating subsidiary of a New York State bank is subject, in general, to examination and supervision by the New York State Banking Department and the Federal Deposit Insurance Corporation. The Company is subject to the New York Banking Law and the Federal Deposit Insurance Act, which limit the permissible investment and business activities in which an operating subsidiary of a bank may engage and restrict affiliate transactions.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 810 employees, none of whom is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

  CNYS provides the Company's Pittsford office under an agreement expiring in
December 1997, with an option to renew for an additional five-year term.   On
July 1, 1996, the Company closed its Western Region customer service call center, maintained in a leased facility in Sacramento, CA. Under an intercompany arrangement with a Citicorp subsidiary, the Company was obligated under its Sacramento lease commitments only through December 1996. Management believes that the Company's facilities are adequate for its continuing operations.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not party to any litigation which, in management's opinion, is likely to result in any material liability to the Company.

  In recent years court cases have been filed in several states suggesting that lenders should be subject to defenses to repayment raised by borrowers based on alleged school misconduct. Such cases suggest that some origination practices result in a special relationship between the lender and the school, bringing the loan within the purview of state and federal consumer protection law. Since January 1, 1994, all promissory notes evidencing FFELP loans have been required by the Act to contain a clause that specifically acknowledges that the borrower may assert defenses to repayment based on school misconduct where the lender has such a relationship with the school. The Company has been named as a defendant in several cases relating to loans made to students at schools that are alleged to have engaged in misconduct. The Company believes that the pending cases will not result in any material liability to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Since December 17, 1992 the Company's Common Stock has been listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of Common Stock as of February 14, 1997 was approximately 62. The following table sets forth the high, low and closing sales prices for the Common Stock during each fiscal quarter of 1995 and 1996.

                       COMMON STOCK PRICES

                  1st        2nd        3rd        4th
               Quarter    Quarter    Quarter    Quarter
               -------    ---------  -------    -------

1995
        High   $24 3/4     $    27   $32 3/4    $35 1/2
        Low     18 3/8          24    25 1/2     30 3/4
        Close   24 1/4      26 7/8    30 7/8         34

1996
        High   $41 1/4     $39 1/4   $36 3/8    $38 7/8
        Low     33 5/8      34 7/8    32 1/8     33 3/8
        Close   38 5/8          36    33 1/2     37 1/4

  The Company paid a quarterly dividend of $0.06 per share on the common stock in each of the first three quarters of 1996 and in each quarter of 1995. The regular quarterly dividend was increased to $0.12 per share beginning with the fourth quarter 1996. A regular quarterly dividend of $0.12 per share was also paid during the first quarter of 1997.

ITEM 6.  SELECTED FINANCIAL DATA

  The information set forth under the heading "Financial Highlights" included in Annex A is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth under the heading "Management's Discussion and Analysis" included in Annex A is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements and supplementary data included in Annex A are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information as to the directors and executive officers of the Company set forth under the captions "Directors and Nominees for Election as Director" and "Executive Officers" in the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 9, 1997 (the "Proxy Statement") is incorporated into this Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the caption "Compensation" in the Proxy Statement is incorporated into this Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Directors and Nominees for Election as Director-- Share Ownership of Named Executives" and "--Certain Other Share Owners" in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated into this Report by reference thereto.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) List of documents included in Annex A filed as part of this Annual Report:

     (1) The following financial statements of the Company and the independent auditors' report are incorporated by reference in Part II, Item 8.

          . Statements of Income for the years ended December 31, 1996, 1995 and 1994.

          .    Balance Sheets as of December 31, 1996 and 1995.

          . Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          . Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          .    Notes to Financial Statements.

     (2) All schedules have been omitted from this Annual Report because they are not required or the required information is included in the financial statements or the notes thereto.

  (b)  Reports on Form 8-K

     None.

  (c)  Exhibits

      3.1 Restated Certificate of Incorporation of the Company/(1)/
      3.2 Bylaws of the Company, as amended/(2)/
     10.1 Warehousing Advance Agreement, dated January 31, 1995, between the Company and Student Loan Marketing Association/(2)/
     10.2 Trust Agreement between the Company and CNYS/(1)/
     10.3 Asset Transfer Agreement between the Company and CNYS/(1)/
     10.4 Non-Competition Agreement among the Company, CNYS and Citicorp/(1)/
     10.5 Tax Agreement between the Company and CNYS/(1)/
     10.6 Facility Sharing Agreement between the Company and CNYS/(1)/
     10.7 Citicorp 1988 Stock Incentive Plan (filed as exhibit 4 to Citicorp's Registration Statement on Form S-8 (file no. 33-21332) and incorporated herein by reference)
     10.8 Restated Revolving Credit Agreement, dated June 29, 1993, between the Company and CNYS/(3)/
     10.8(a)   Amendment to Restated Revolving Credit Agreement/(4)/
     10.8(b)   Loan Agreement, dated December 1, 1994, between the Company and
               Citibank, N.A./(2)/
     10.8(c)   Omnibus Credit Agreement, dated March 30, 1995, between the
               Company and CNYS/(5)/
     10.8(d)   Amendment to Omnibus Credit Agreement, dated March 30, 1995, between the Company and CNYS/(6)/
     10.9 1993 Stock Incentive Plan of the Company/(3)/
     22.1 Subsidiaries of the Company (omitted; the Company has no subsidiaries)
     23.1 Consent of KPMG Peat Marwick LLP
     24.1 Powers of Attorney
     27   Financial Data Schedule


_______________________
  /(1)/ Filed as an exhibit (with the corresponding number) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.

  /(2)/ Filed as an exhibit (with the corresponding number) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

  /(3)/ Filed as an exhibit (with the corresponding number) to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

  /(4)/ Filed as an exhibit (with the corresponding number) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

  /(5)/ Filed as exhibit 10.6(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

  /(6)/ Filed as exhibit 10.8(d) to the Company's 1995 Annual Report on Form 10-
        K and incorporated herein by reference.

                                                                         Annex A


(Dollars in millions, except per                  Years ended December 31,
 share amounts)
----------------------------------------------------------------------------------------
                                      1996       1995       1994       1993       1992
----------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
Net interest income                 $  175.2   $  161.9   $  146.0   $  147.7   $  116.7
Total operating expenses                62.0       57.6       51.0       40.0       35.0
Income before cumulative effect
 of accounting change /(1)/             64.9       60.6       55.4       64.7       51.0
Net income                          $   64.9   $   60.6   $   54.9   $   64.7   $   51.0

----------------------------------------------------------------------------------------
BALANCE SHEETS DATA
   (as of December 31, )
Total assets                        $7,118.3   $6,387.4   $5,365.1   $4,346.9   $3,490.0
Long-term notes                      2,075.0    3,400.0    1,100.0      600.0      600.0
Payable to principal stockholder    $   19.8   $   29.1   $   32.2   $   40.0         --
----------------------------------------------------------------------------------------
EARNINGS DATA
Cash dividends declared per
    common share                    $   0.30   $   0.24   $   0.24   $   0.18         --
Net income per common share
 before cumulative effect of
 accounting change /(1)/            $   3.25   $   3.03   $   2.77   $   3.23   $   2.55
Net income per common share         $   3.25   $   3.03   $   2.75   $   3.23   $   2.55
Net interest margin Operating           2.68%      2.85%      3.18%      3.98%      3.77%
 Operating expenses as a                0.95%      1.02%      1.11%      1.09%      1.13%
 percentage of average insured
 student loans
----------------------------------------------------------------------------------------
EARNINGS DATA, CORE /(2)/
Net income                          $   63.9   $   60.3   $   47.8   $   40.4   $   36.1
Earnings per common share           $   3.20   $   3.01   $   2.39   $   2.02   $   1.81
Net interest margin                     2.65%      2.85%      2.85%      2.86%      3.00%
----------------------------------------------------------------------------------------
OTHER
Average insured student loans       $6,547.5   $5,669.4   $4,591.4   $3,688.2   $3,904.4
Average number of loans accounts
    serviced (thousands)               1,706      1,497      1,226      1,041        903
Loan disbursements (3)              $1,425.0   $1,441.6   $1,434.4   $1,171.2   $  932.7
Book value per share
    (as of December 31, )           $  18.10   $   5.15   $  12.36   $   9.85   $   5.09
Common stock price (4)
    High                            $ 41 1/4   $ 35 1/2   $ 20 7/8   $ 30 1/2   $ 21 1/4
    Low                             $ 32 1/8   $ 18 3/8   $ 18 1/8   $ 14 1/4   $ 16 7/8
    Close                           $ 37 1/4   $     34   $ 18 1/4   $ 18 7/8   $     20
Total number of employees
    (as of December 31, )                810        790        788        662        560
----------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discussion should be read in conjunction with the financial statements and accompanying notes.



Background The Student Loan Corporation (the "Company") originates, holds and services student loans. The Company is one of the nation's largest holders and originators of guaranteed student loans made under the Federal Higher Education Act of 1965, as amended. The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. Prior to December 22, 1992, the Company operated as a division (the "Division") of Citibank (New York State)
(CNYS), a subsidiary of Citicorp. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold 4 million shares of its holdings of the Company's common stock in an initial public offering and continues to own 80% of the Company's outstanding common stock.



Regulatory Impacts In 1993, provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") were enacted which included significant changes to the Federal Family Education Loan (FFEL)Program. The 1993 Amendments impose additional costs and income restrictions on originators and holders of FFEL Program loans in the form of origination fees, risk sharing costs, and interest rate reductions. The 1993 Amendments also instituted the Federal Direct Student Loan (FDSL) Program by which guaranteed student loans are made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, effectively reducing the number of potential borrowers available for FFEL Program originations.

Under the FDSL Program, the Federal government lends directly to students using U.S. Treasury funds. Direct lending accounted for approximately 5%, on a national basis, of all guaranteed student loans made in the 1994-95 academic year and an estimated 35% in 1995-96. The 1993 Amendments allow direct lending to originate up to 50% in each of 1996-97 and 1997-98 and 60% in 1998-99. Schools volunteer for participation in direct lending and, at the discretion of the Department of Education, may choose to participate in both the FDSL and FFEL Programs.

The impact of the FDSL Program on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL Program in the years to come, which cannot be determined at this time.

Besides establishing the FDSL Program, the 1993 Amendments include other provisions designed to reduce the cost of the FFEL Program to the Federal government. The interest rate paid by the Federal government to holders of loans during in-school, grace and deferment periods was reduced from 3.10% to 2.50% over the base rate for loans disbursed on or after July 1, 1995. In addition, lenders are required to pay a 0.5% origination fee and holders of Federal Consolidation Loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of outstanding balances of such loans. Also, holders of insured defaulted loans disbursed on or after October 1, 1993 that are submitted to a guarantor for claim are required to absorb a loss, calculated as 2% of the sum of the outstanding loan balance and unpaid accrued interest. Guarantors are subject to similar risk sharing provisions.

The Company has experienced a decline in net interest margin over the last few years due to the provisions of the 1993 Amendments, as new loans with these provisions were added to the portfolio and older, more profitable loans were repaid. The interest spread for in-school, grace and deferment periods declined for loans disbursed on or after July 1, 1995, with a full-year impact occurring in 1996. Therefore, in order to maintain or improve its net income in future years, the Company needs to substantially increase the size of its portfolio; there is no assurance that the Company will be able to do so. Since 1994, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and sought new ways to meet the education finance needs of schools and students, including the implementation of non-Federally guaranteed loan programs that are not dependent on Federal funding and authorization. The Company is also participating in specialized student loan delivery efforts with automated processing which gives college and university financial aid offices single-source student loan access.

It is expected that the Federal government's 1997 budget reconciliation package will include further reductions in FFEL Program loan subsidies, possibly in the form of increased risk sharing costs and reduced interest margins.


Floor Income Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates, and qualify for the Federal government's special allowance payment (SAP). Whenever the rate paid by the borrower would be lower, the SAP increases the loan yield to 2.50, 3.10, 3.25 or 3.50 percentage points, depending on its origination date, over a base rate tied either to the 91-day or 52-week Treasury Bill auction rates. In low rate environments, the stated rates on most loans disbursed prior to July 1992 become, in effect, floors. Under the FFEL Program, the majority of loans disbursed after July 1992 have variable interest rates, effectively eliminating floor income on these loans. The Company's floor income is significantly higher in periods when prevailing 91-day Treasury Bill rates are 5% or below. Because prevailing rates were at or below 5% for a portion of 1996, the Company earned $1.0 million in floor net income in 1996, compared to $0.3 million in 1995 when interest rates were higher. At December 31, 1996 and 1995, the Company held approximately $1.7 billion and $1.9 billion, respectively, in loans that could earn floor income.


Results of Operations

Summary The Company's 1996 core net income (net income excluding floor net income and the cumulative effect of accounting changes) was $63.9 million ($3.20 per share), up $3.6 million (6%) over core net income of $60.3 million ($3.01 per share) for 1995. The Company's 1996 total net income was $64.9 million, $4.3 million (7%), or $0.22 per share, higher than 1995. The Company had net income from interest rate floors of $1.0 million in 1996 as compared to $0.3 million in 1995, an increase of $0.7 million. The increase in floor net income was primarily a result of lower short-term interest rates during a portion of 1996.

The improvement in core net income for the year was primarily generated by increased interest income attributed to the growth of $723.4 million (12%) in the student loan portfolio, partially offset by a decline in the core net interest margin to 2.65% in 1996 from 2.85% in 1995. The expected decline in the margin was primarily the result of new loan originations carrying lower in-school yields as well as lower variable interest rates (relative to the Company's funding costs) as of the July 1, 1996 reset date.

At December 31, 1996, the Company's insured student loan assets reached $6.9 billion, up 12% from December 31, 1995 levels of $6.2 billion. The increase in loans outstanding was primarily due to new loan disbursements, partially offset by repayments of loans. New disbursements of $1,425 million for 1996 were down $17 million (1%) from 1995 disbursement levels. This decline was primarily due to the mid-1996 phase-out of a special loan consolidation agreement with the Department of Education and several of its contractors, resulting in a $74 million decrease in these loan consolidations in 1996 compared to 1995. This decrease was partially offset by a $51 million (4%) increase in FFEL Program disbursements for 1996, despite the nationwide growth in direct lending market share from 5% in the 1994-95 academic year to an estimated 35% in 1995-96.

The allowance for loan losses represents an estimate of the 2% risk-sharing losses that the Company expects to incur as a result of the provisions of the Omnibus Budget Reconciliation Act of 1993. The allowance for loan losses balance was $1.6 million at December 31, 1996, compared to $0.5 million at the end of 1995, reflecting growth in the portfolio of loans originated since October 1, 1993 that are in repayment and displaying characteristics indicative of potential future claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Net Interest Income Net interest income is interest earned from student loans less interest expense on borrowings. The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities which are based on the same indices as the rates earned on the loans. The Company, from time to time, enters into interest rate swap agreements to manage interest rate risk by better matching the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. Credit risk has been managed by entering into interest rate swap agreements with related or third parties which have investment-grade external credit ratings. Currently, all interest rate swap agreements are with Citibank, NA, an affiliate of CNYS. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.

Net interest income was $175.2 million for 1996, compared with $161.9 million for 1995. The increase of $13.3 million is a result of the growth in the portfolio as well as growth in floor income. Interest income resulting from floors was $1.8 million in 1996, compared with $0.6 million in 1995. Core net interest margin declined to 2.65% in 1996, compared to 2.85% in 1995. This decline was primarily attributable to new loan originations carrying lower in-school yields as well as lower variable interest rates (relative to the Company's funding costs) as of the July 1, 1996 reset date.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities.


Average Balance Sheet
(Dollars in millions)                               1996                        1995                        1994
                                        -------------------------------------------------------------------------------
                                                 Income/                     Income/                     Income/
                                        Balance  Expense    Rate    Balance  Expense    Rate    Balance  Expense  Rate
                                        -------------------------------------------------------------------------------
Average insured student loans            $6,548   $  542     8.28%   $5,669   $  501     8.83%   $4,591   $  368  7.99%
Average non-interest earning assets                  223                         229                         169
                                        -------------------------------------------------------------------------------
Total average assets                     $6,771                      $5,898                      $4,760

Average interest bearing liabilities     $6,321   $  367     5.81%   $5,443   $  339     6.22%   $4,390   $  222  5.06%
Average non-interest bearing liabilities                      117                172                         147
Average equity                              333                         283                         223
                                        -------------------------------------------------------------------------------
Total average liabilities and equity              $6,771                      $5,898                      $4,760

Net interest margin                      $6,548   $  175     2.68%   $5,669   $  162     2.86%   $4,591   $  146  3.18%
Core net interest margin                 $6,548   $  173     2.65%   $5,669   $  161     2.85%   $4,591   $  131  2.85%
Average 91-day Treasury Bill rate
 for Stafford revenue                                        5.16%                       5.68%                    4.38%
Average 52-week Treasury Bill rate
 for PLUS/SLS reset                                          5.75%                       5.58%                    4.42%

The following table shows the components of the annual changes in net interest income.

Rate/Volume Analysis
(Dollars in millions)                    1996 Compared to 1995                1995 Compared to 1994
                                -------------------------------------------------------------------------------
                                Increase (Decrease) Due to Change In:     Increase (Decrease) Due to Change In:
                                Volume       Rate            Net(a)       Volume        Rate           Net(a)
                                -------------------------------------------------------------------------------
Interest earning assets          $74.1       $(32.2)          $41.9        $92.5         $ 40.0        $132.5
Interest bearing liabilities      52.1        (23.5)           28.6         59.5           57.1         116.6
                                -------------------------------------------------------------------------------
Net interest earnings            $22.0       $( 8.7)          $13.3        $33.0         $(17.1)     $ 15.9

(a) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amountof changes in each.

Operating Expenses Operating expenses for 1996 were $62.0 million or 0.95% of average insured student loans, compared to $57.6 million or 1.02% of average insured student loans for 1995. The increase in operating expenses is due primarily to costs incurred to handle greater servicing needs and meet the expanded operational requirements of a larger portfolio. The 0.07% improvement in the Company's 1996 expense ratio (expenses as a percentage of average insured student loans) is primarily attributable to improvements in operating efficiencies generated, in part, by the consolidation of the Company's customer servicing centers in mid-1996 as well as greater economies of scale.

The Company is in the process of assessing and modifying its computer applications to ensure their continuing functionality for the "year 2000" and beyond. At the present time, the Company does not anticipate the incurrence of material incremental costs related to "year 2000" conversion costs in any single future year.


Income Taxes The Company has deferred tax assets of $39.2 million and $49.9 million at December 31, 1996 and 1995, respectively. The income tax benefits primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. See Notes 1 and 11 to the financial statements for further discussion.

The Company's effective tax rates were 41.42% for 1996, 41.55% for 1995, and 41.63% for 1994.


Liquidity and Capital Resources

The Company's primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and company operations. The Company incurred no material capital expenditures in 1996 or in the past three years, nor are any material capital expenditures anticipated in 1997.

The Company's cash used for investing activities amounted to $729.9 million in 1996, $1,000.5 million in 1995, and $988.7 million in 1994. Investing activities were financed in 1996, 1995, and 1994 primarily through the utilization of available long and short-term credit lines and a commercial paper program. Borrowings at December 31, 1996 increased $674.8 million compared to the prior year-end.

The Company's future cash flow needs will depend primarily on the volume of new loan disbursements as well as the cash provided (or used) by operating activities. The Company expects new loan disbursement volume to continue to be funded primarily through additional borrowing. The Company may also enter into agreements to purchase existing student loans or student loan portfolios which would also be financed primarily through incremental borrowing.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently meets its funding requirements through credit facilities provided by CNYS and the Student Loan Marketing Association (SLMA), with additional funding available through a commercial paper program.

At December 31, 1996 and 1995, the Company had outstanding borrowings with SLMA totaling $0.6 billion, due on January 30, 1998, bearing interest based on the 91-day Treasury Bill rate. The borrowing is collateralized by insured student loans at a rate of 106% of the outstanding balance of the debt.

In April 1996, the Company amended its existing $6.4 billion credit agreement with CNYS to convert $0.8 billion of unused short-term credit to available long-term borrowings. Although the maximum aggregate credit under this facility remained at $6.4 billion, the credit limit was reapportioned to provide maximum credit of $2.8 billion for short-term borrowings and $3.6 billion for long-term. Under this amendment, $0.1 billion in new long term borrowings were made in October 1996. During 1996, $0.5 billion in net new short-term borrowings were made. The credit facilities are at variable interest rates based on LIBOR, federal funds, or the 91-day or 52-week Treasury bill rate. Under these facilities, $2.6 billion of short-term debt and $2.9 billion of debt with original maturities greater than one year were outstanding at December 31, 1996. At December 31, 1995, $2.1 billion of short-term debt and $2.8 billion of debt with original maturities greater than one year were outstanding under these facilities.

In addition, the Company has a $0.5 billion commercial paper program, representing issuances to unaffiliated investors. The program had $463 million outstanding at December 31, 1996 and $452 million outstanding at December 31, 1995, with maturities of 270 days or less. In November 1996, the Company entered into a one-year $0.5 billion revolving credit agreement with a syndicate of banks. The credit agreement serves as a backstop liquidity facility for the commercial paper program and may also be used for general corporate purposes. There were no borrowings outstanding under this facility at December 31, 1996.

The Company currently has no specific plans for additional future financing programs. However, the Company continues to explore alternative sources of low-cost funding and is currently reevaluating its overall funding structure. Management believes that liquidity and capital are sufficient to meet the Company's anticipated requirements for the next twelve months.


1995 Compared to 1994

The Company's 1995 core net income was $60.3 million ($3.01 per share), up $12.5 million (26%) over core net income of $47.8 million ($2.39 per share) for 1994. The Company's 1995 total net income was $60.6 million, which was $5.7 million (10%), or $0.28 per share, higher than 1994, primarily as a result of increased interest income due to growth in the portfolio.

Net income from interest rate floors decreased by $7.3 million to $0.3 million in 1995 as compared to $7.6 million in 1994. The decrease in floor net income was attributable primarily to higher short-term interest rates.

At December 31, 1995, loans outstanding totaled $6.2 billion, an increase of $1.0 billion (19%) from December 31, 1994. The increase in loans outstanding was due both to new loan disbursements and the purchase of a $43 million student loan portfolio. Disbursements for 1995 were approximately $1.4 billion, substantially unchanged from 1994 disbursement levels even though 1995 disbursements included $127 million in new loan consolidations made under special agreements with the Department of Education and several of its contractors.

Net interest income was $161.9 million for 1995, compared with $146.0 million for 1994. The $15.9 million (11%) increase was a result of portfolio growth, partially offset by a decline in floor income. Interest income resulting from floors was $0.6 million in 1995, compared to $13.1 million in 1994. Core net interest margin for 1995 remained the same as that for 1994 at 2.85%, despite better than expected funding spreads, which were offset by reduced margins caused by the dilution of older, more profitable loans with newer loans carrying lower interest rates.

Operating expenses were $57.6 million or 1.02% of average insured student loans for 1995 compared to $51.0 million or 1.11% of average insured student loans for 1994. Increases in operating expenses were due to higher operational losses on guaranteed student loans and salary and employee benefit costs from additional staff hired for the 1995 customer system conversion, coupled with servicing related operating requirements. The 0.09% improvement in the Company's expense ratio during 1995 was attributable to the increase in loan originations as the result of significant marketing investments made by the Company in 1994 and 1995 as well as improvements in operating efficiencies generated since the implementation of the Company's new customer servicing system in May 1995.

The Board of Directors and Stockholders
of The Student Loan Corporation

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 112 in 1994.


/s/ KPMG Peat Marwick LLP
Rochester, New York
January 16, 1997

 THE
STUDENT LOAN
CORPORATION

                              Statements of Income


[Dollars in thousands, except per share amounts]         Years ended December 31,
                                                       1996         1995        1994
                                                    ----------------------------------
Revenue
Interest income (notes 2 and 8)                        $542,527     $500,617  $368,082
Interest expense (notes 4, 5, and 8)                    367,294      338,744   222,066
                                                    ----------------------------------
Net interest income                                     175,233      161,873   146,016
Provision for loan losses (note 2)                        2,500          674        88
                                                    ----------------------------------
Net interest income after provision
 for loan losses                                        172,733      161,199   145,928
Fee and other income (note 8)                                52           60        72
                                                    ----------------------------------
Total revenue, net                                      172,785      161,259   146,000
                                                    ----------------------------------
Operating Expenses
Salaries and employee benefits
 (notes 8 and 9)                                         30,639       29,065    26,320
Other expenses (notes 7 and 8)                           31,311       28,512    24,704
                                                    ----------------------------------
Total operating expenses                                 61,950       57,577    51,024
                                                    ----------------------------------
Income before income taxes and cumula-
 tive effect of accounting change                       110,835      103,682    94,976
Income taxes (note 11)                                   45,905       43,083    39,537
                                                    ----------------------------------
Income before cumulative effect of
 accounting change                                       64,930       60,599    55,439
Cumulative effect of accounting change
 for postemployment benefits (note 9)                        --           --      (512)
                                                    ----------------------------------
 Net Income                                            $ 64,930     $ 60,599  $ 54,927

Net Income-Floor (note 2)                              $  1,047     $    330  $  7,632

Net Income-Core (excluding floor net
 income and cumulative effect of
 accounting change)                                    $ 63,883     $ 60,269  $ 47,807

Per Common Share
Net income-Core                                        $   3.20     $   3.01  $   2.39
Net income-Floor (note 2)                              $   0.05     $   0.02  $   0.38
                                                    ----------------------------------
Net income before cumulative effect
 of accounting change                                  $   3.25     $   3.03  $   2.77
Cumulative effect of accounting change
 for postemployment benefits                                 --           --  $  (0.02)
                                                    ----------------------------------

Net income                                             $   3.25     $   3.03  $   2.75

See accompanying notes to financial statements.

 THE
STUDENT LOAN
CORPORATION


                                 BALANCE SHEETS


[Dollars in thousands, except per share amounts]          December 31,
                                                        1996         1995
                                                      ----------------------
Assets
Insured student loans (notes 2 and 5)                 $6,894,291  $6,169,825
Allowance for loan losses (note 2)                         1,570         548
                                                      ----------------------
Insured student loans, net                             6,892,721   6,169,277
Cash                                                         567         579
Deferred tax benefits (note 11)                           39,243      49,948
Other assets (note 3)                                    185,804     167,593
                                                      ----------------------
Total Assets                                          $7,118,335  $6,387,397

Liabilities and Stockholders' Equity
Liabilities
Short-term borrowings (note 4)                        $4,509,251  $2,509,496
Long-term notes (note 5)                               2,075,000   3,400,000
Payable to principal stockholder (note 11)                19,833      29,066
Other liabilities (note 6)                               152,270     145,784
                                                      ----------------------
Total liabilities                                      6,756,354   6,084,346
                                                      ----------------------
Stockholders' Equity
Preferred stock, par value $0.01 per share;
  authorized 10,000,000 shares; no
  shares issued or outstanding                                --          --
Common stock, par value $0.01 per share;
  authorized 50,000,000 shares,
  20,000,000 shares issued and
  outstanding                                                200         200
Additional paid-in capital                               134,109     134,109
Retained earnings                                        227,672     168,742
                                                      ----------------------
Total stockholders' equity                               361,981     303,051
                                                      ----------------------
Total Liabilities and Stockholders' Equity            $7,118,335  $6,387,397

See accompanying notes to financial statements.

 THE
STUDENT LOAN
CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Additional
                                                    Common   Paid-In    Retained
[Dollars in thousands, except per share amounts]    Stock    Capital    Earnings     Total
                                                    ---------------------------------------
Balance at December 31, 1993                          $200    $134,009  $ 62,816   $197,025
Net Income                                              --          --    54,927     54,927
Dividends declared, $0.24 per
  common share                                          --          --    (4,800)    (4,800)
                                                    ---------------------------------------
Balance at December 31, 1994                           200     134,009   112,943    247,152
Net Income                                              --          --    60,599     60,599
Dividends declared, $0.24 per
  common share                                          --          --    (4,800)    (4,800)
Other                                                   --         100        --        100
                                                    ---------------------------------------
Balance at December 31, 1995                           200     134,109   168,742    303,051
Net Income                                              --          --    64,930     64,930
Dividends declared, $0.30 per
  common share                                          --          --    (6,000)    (6,000)
                                                    ---------------------------------------
Balance at December 31, 1996                          $200    $134,109  $227,672   $361,981



See accompanying notes to financial statements.

 THE
STUDENT LOAN
CORPORATION

                            STATEMENTS OF CASH FLOWS


(Dollars in thousands)                              Years ended December 31,
                                                 1996          1995          1994
                                             ---------------------------------------
Cash Flows
from Operating Activities
Net income                                   $    64,930   $    60,599   $    54,927
Adjustments to reconcile net income
  to net cash from operating activities:
Cumulative effect of accounting change                --            --           512
Depreciation and amortization                      3,993         1,888         2,632
Provision for loan losses                          2,500           674            88
Provision for deferred taxes                      10,705        11,782        11,571
Increase in accrued interest receivable          (20,085)      (36,636)      (40,629)
(Increase) decrease in other assets                1,814           689        (3,340)
Increase (decrease) in other liabilities          (2,747)      (33,020)       59,853
                                             ---------------------------------------
Net cash provided by operating activities         61,110         5,976        85,614
                                             ---------------------------------------
Cash Flows
from Investing Activities
Disbursements of loans                        (1,425,019)   (1,441,631)   (1,434,414)
Net sale (purchase) of loans to
  (from) nonaffiliates                            52,859       (31,341)       (7,192)
Repayment of loans                               643,988       474,128       453,919
Capital expenditures on premises
  and equipment                                   (1,705)       (1,613)         (999)
                                             ---------------------------------------
Net cash used in investing activities           (729,877)   (1,000,457)     (988,686)
                                             ---------------------------------------

Cash Flows
from Financing Activities
Net increase (decrease) in short-term
  borrowings                                     574,755    (1,300,513)      407,772
Proceeds from long-term borrowings               100,000     2,300,000       500,000
Dividends paid to stockholders                    (6,000)       (4,800)       (4,800)
                                             ---------------------------------------
Net cash provided by financing activities        668,755       994,687       902,972
                                             ---------------------------------------
Net increase (decrease) in cash                      (12)          206          (100)
Cash - beginning of period                           579           373           473
                                             ---------------------------------------
Cash - end of period                         $       567   $       579   $       373

Supplemental disclosure
Cash paid for:
Interest                                     $   376,130   $   320,121   $   189,542
Income taxes                                 $    66,820   $    44,217   $     7,740
                                             ---------------------------------------


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS


1 Significant Accounting Policies

Basis of Presentation The Student Loan Corporation (the "Company"), through a trust agreement with Citibank (New York State) ("CNYS"), is an originator, holder, and servicer of student loans, consisting primarily of loans made in accordance with Federally sponsored guaranteed student loan programs. The accounting policies of the Company are in conformity with generally accepted accounting principles.

The Company was incorporated on November 4, 1992 and commenced operations on December 22, 1992. Prior to December 22, 1992, it operated as a division (the "Division") of CNYS, a subsidiary of Citicorp.

On December 22, 1992, the assets of the Division were exchanged for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold 4 million shares of its holdings of the Company's common stock in an initial public offering and continues to own 80% of the Company's outstanding common stock.

The accompanying financial statements include expenses for facilities and certain services provided by CNYS and other Citicorp affiliates. Such expenses are assessed based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed under similar arrangements.

Certain amounts in the prior years' financial statements have been reclassified to conform with the later years' presentations. Such reclassification had no effect on operations as previously reported.

Use of Estimates Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Loans Loans primarily consist of insured student loans originated under the Federal Family Education Loan (FFEL) Program. Interest on student loans is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements made on or after October 1, 1993, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income over the average life of the student loan as a yield adjustment.

Due to the smaller-balance and homogeneous nature of the loans held by the Company, the loans are generally excluded from the loan impairment provisions and disclosures required by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

When a guarantor denies a request to pay a claim, the Company discontinues accruing interest on the defaulted loan. Claim denials can occur for a number of reasons, such as the Company not following appropriate due diligence procedures as defined in the guarantor's policies. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and all previously accrued, uncollected interest to net interest income. These amounts are not material for the periods presented. The Company continues its attempt to recover the loan balance from either the guarantor or the borrower. Recoveries on loans previously charged off decrease current operating expenses. Non-accrual loans were $2,580,000 and $2,591,000 at December 31, 1996 and 1995, respectively. Non-accrual loans at December 31, 1996 and 1995 include $988,575 and $2,071,000, respectively, of distressed loan purchases made during 1995.

Allowance for Loan Losses The allowance for loan losses represents an estimate of the 2% risk-sharing losses that the Company expects to incur as a result of the provisions of the Omnibus Budget Reconciliation Act of 1993. Under this provision, holders of insured defaulted loans disbursed on or after October 1, 1993 that are submitted to a guarantor for claim are required to absorb a loss, calculated as 2% of the sum of the outstanding principal balance and unpaid accrued interest. Estimated loan losses are accrued as a provision for loan losses at the time that a guaranteed student loan becomes greater than 90 days delinquent. Such losses which arise from actual claims with guarantors are charged to allowance for loan losses as incurred.

Furniture and Equipment Furniture and equipment is a component of other assets and is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and is charged to operations over the estimated useful lives of the furniture and equipment, which ranges between two and ten years.

Interest Rate Swap Agreements The Company manages its exposure to interest rate risk through the use of derivatives in the form of interest rate swap agreements. These swaps are designated as hedges of certain interest bearing liabilities and are effective in reducing the risk caused by basis differences between borrowing and lending rates. These interest rate swap agreements are held for purposes other than trading and are generally held to their full contract maturity dates. Although there were no swap terminations prior to contract maturity dates during each of the three years ending December 31, 1996, the Company's policy is to defer and amortize any such gains or losses consistent with the original hedge accounting strategy. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.

Income Taxes The Company is included in the consolidated Federal income tax return of Citicorp, and is included in certain combined or unitary state/local income or franchise tax returns. While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CNYS an amount equal to the Federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount by which the tax liability of any unitary group (of which any Citicorp affiliate other than the Company is a member) is increased by virtue of the inclusion of the Company's activity in the group's unitary return. CNYS has agreed to pay to the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp affiliate other than the Company is a member) is reduced by virtue of the inclusion of the Company's activity in the group's unitary return.

Deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. The deferred tax asset is recognized subject to management's judgement that realization is more likely than not.

Earnings Per Share Net income per common share was calculated by dividing net income by the weighted average number of common shares outstanding, which was 20 million during 1996, 1995, and 1994. There were no materially dilutive common stock equivalents for 1996, 1995 or 1994.


2 Student Loans

Student loans consist primarily of loans originated under government sponsored guaranteed loan programs, principally the FFEL Program and, generally, have repayment terms of between five and ten years. Whenever the stated interest rate on FFEL Program loans provides less than a market rate of return, the Federal government pays a special allowance payment (SAP) which increases the loan yield to 2.50, 3.10, 3.25 or 3.50 percentage points, depending on its origination date, over a base rate tied either to the 91-day or 52-week Treasury Bill auction rates. While the student is in school, generally, the Federal government pays both the SAP (if any) and the stated interest rate, or the student defers payment and makes no principal or interest payments. In low rate environments, the stated fixed rates on most loans disbursed prior to July 1992 become, in effect, floors. Under the FFEL Program, the majority of loans disbursed after July 1992 have variable interest rates, effectively eliminating floor income on these loans. The Company's floor income is significantly less in periods when prevailing 91-day Treasury Bill rates exceed 5%. The Company earned $1.0 million of net floor income in 1996, $0.3 million in 1995 and $7.6 million in 1994, with year-to-year fluctuations caused primarily by changes in prevailing short-term interest rates. At December 31, 1996 and 1995, the Company held $1.7 billion and $1.9 billion, respectively, of loans that could earn floor income.

The Company is currently eligible to make the following types of FFEL Program loans: Federal Stafford Loans, Unsubsidized Federal Stafford Loans, Federal PLUS
(PLUS) Loans and Federal Consolidation Loans. Federal Stafford Loans are generally loans made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS Loans include loans to parents of students who are dependents. Federal Consolidation Loans allow certain borrowers to combine all of their FFEL Program loans into one insured loan and extend the repayment term. As of July 1994, the Federal Supplemental Loans for Students (SLS) program was replaced with an expanded Unsubsidized Stafford Loan program. The Company's portfolio includes SLS loans made prior to that date. Federal SLS Loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. The SLS borrowing limits have been incorporated into the expanded Unsubsidized Stafford Loan program.

The Company has entered into alternative loan programs with The Educational Resource Institute (TERI) for Supplemental Loans and Professional Education Plan
(PEP) loans. In 1994, the TERI program was expanded to offer specifically tailored loans to medical and graduate students under the following programs:
Medical Assist, Grad Assist, Nursing Assist, Eng Assist and MBA Assist. These loans are guaranteed by TERI, a not-for-profit corporation, which is not reinsured by the Federal government. As of December 31, 1996 and 1995, the Company held $82.2 million and $72.1 million, respectively, of TERI insured loans, which were serviced by a third party.

The Company's student loan portfolio is summarized by program type as follows:

($000's)                                                              December 31,
                                                                   1996         1995
                                                                 ----------------------
Stafford/Consolidation (including deferred origination
  costs of $17.0 million in 1996 and $13.4 million in 1995)      $5,881,300  $5,118,288
SLS/PLUS                                                            930,761     979,476
Supplemental/PEP/Assist                                              82,230      72,061
                                                                 ----------------------
Total student loans                                             $6,894,291   $6,169,825


The Company is insured on its holdings of FFEL Program loans in the case of a borrower's default, death, disability or bankruptcy. Insurance on FFEL Program loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the Federal government. Insurance, under similar provisions, on alternative loan programs is provided by TERI, which is not reinsured by the Federal government.

The following schedule provides an analysis of the Company's insured student loans by guarantor:

                                                       December 31,
($000's)                                       1996%             1995%
                                           ----------------------------------
United Student Aid Funds                   $2,895,395    42  $2,526,465    41
California Student Aid Commission           1,632,277    24   1,561,898    25
New York Higher Education Service Corp.     1,482,053    21   1,307,834    21
Illinois Student Aid Commission               316,385     5     343,929     6
TERI                                           82,230     1      72,061     1
All Others                                    485,951     7     357,638     6
                                           ----------------------------------
Total student loans                        $6,894,291   100  $6,169,825   100


FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or borrower's death, disability, or bankruptcy, the Company files a claim with the guarantor of the loan. Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the loan's unpaid principal balance and unpaid accrued interest, reflecting a 2% risk sharing loss as described below. Claims filed due to a borrower's death, disability, or bankruptcy are not subject to the 2% risk sharing provisions.

Claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company for remedial servicing. During the remedial servicing period, income is not recognized. On certain paid claims, guarantors assess interest penalties for minor servicing defects. Net operational losses resulting from servicing or origination defects are charged to operating expense and amounted to $1.4 million in 1996, $1.6 million in 1995 and $0.1 million in 1994.

The 1992 Amendments to the Higher Education Act included provisions which provided for rebates of excess interest to either the borrowers or the Department of Education on certain loans disbursed on or after July 23, 1992 during periods when the average of the 91-day Treasury Bill rate for a quarter plus either 3.10% or 3.25% was less than the stated interest rate on the loan. As a result, previously accrued rebates amounting to $14.5 million were refunded in the form of principal adjustments to borrower accounts and/ or reductions in government interest billings during 1995. SLS, PLUS, consolidation loans and loans with variable interest rates were not subject to the rebates. As a result of the 1992 Amendments, certain loans originated on or after July 23, 1992 were converted in 1994 to variable interest rate loans based on the 91-day Treasury Bill rate, effectively eliminating floor income on these loans.

In 1993, provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") were enacted which included significant changes to the FFEL Program. The 1993 Amendments impose additional costs and income restrictions on originators and holders of FFEL Program loans in the form of origination fees, risk sharing costs, and interest rate reductions. The 1993 Amendments also instituted the Federal Direct Student Loan (FDSL) Program by which student loans are made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company, effectively reducing the number of potential borrowers available for FFEL program originations.

Under the FDSL Program, the Federal government lends directly to students using U.S. Treasury funds. Direct lending accounted for approximately 5%, on a national basis, of all guaranteed student loans made in the 1994-95 academic year and an estimated 35% in 1995-96. The 1993 Amendments call for Direct Lending to originate up to 50% in each of 1996-97 and 1997-98 and 60% in 1998-
99. Schools volunteer for participation in direct lending and, at the discretion of the Department of Education, may choose to participate in both the FDSL and the FFEL Programs.

Besides establishing the FDSL Program, the 1993 Amendments include other provisions designed to reduce the cost of the FFEL Program to the Federal government. The interest rate paid by the Federal government to holders of loans during in-school, grace and deferment periods was reduced from 3.10% to 2.50% over the base rate for most loans disbursed on or after July 1, 1995. In addition, lenders are required to pay a 0.5% origination fee and holders of Federal Consolidation Loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of the outstanding balances of such loans. Also, holders of insured defaulted loans disbursed on or after October 1, 1993 that are submitted to a guarantor for claim are required to absorb a loss, calculated as 2% of the sum of the outstanding loan balance plus unpaid accrued interest. Loans insured by TERI are not subject to the 2% risk sharing provisions. Guarantors are subject to similar risk sharing provisions. Generally, guarantors of FFEL Program loans are reinsured by the Federal government for 78% to 98% of claims paid (80% to 100% for loans disbursed before October 1, 1993), depending on their claims experience. At December 31, 1996 and 1995, the Company had reserved for estimated risk sharing losses and reflected them as allowance for loan losses.


Changes in allowance for loan losses are as follows:


($000's)                          1996     1995
                                ----------------
Balance at beginning of year    $   548   $  88
Provision for loan losses         2,500     674
Losses on claimed loans          (1,478)   (214)
                                ----------------
Balance at December 31,         $ 1,570   $ 548

                         NOTES TO FINANCIAL STATEMENTS


3 Other Assets


Other assets are summarized as follows:

                                   December 31,
($000's)                          1996      1995
                                ------------------
Furniture and equipment, net    $  2,463  $  1,939
Accrued interest receivable
From borrowers                   136,276   111,767
From Federal government           43,667    48,091
Other                              3,398     5,796
                                ------------------
Total other assets              $185,804  $167,593


4 Short-Term Borrowings

Short-term borrowings are summarized below:


($000's)                               December 31, 1996                 December 31, 1995
                                                Weighted                             Weighted
                                                Average                              Average
                                 Amount      Interest Rate          Amount        Interest Rate
                               ----------------------------------------------------------------
Notes payable                  $2,621,355          5.62%         $2,057,056           5.96%
Commercial paper                  462,896          5.49%            452,440           5.86%
Short-term portion of long
  term notes                    1,425,000          6.09%                 --             --
                               ----------------------------------------------------------------
Total short-term borrowings    $4,509,251                        $2,509,496

Short-term borrowings have an original or remaining term to maturity of one year or less.

At December 31, 1996, notes payable consisted of borrowings under credit facilities with CNYS, the majority stockholder. The notes mature within one year; however, with the consent of CNYS, the Company has the option to extend the maturity dates for another year's term, to a maximum final extended maturity date of December 31, 1998. As of April 1996, the maximum aggregate credit limit through these short-term facilities was decreased to $2.8 billion as a result of an amendment, which converted $0.8 billion of unused short-term credit to long-term credit lines. The maximum short-term credit limit was $3.6 billion at December 31, 1995. The interest rates payable on the credit facilities are variable, based on either the overnight or monthly Federal Funds rate.

Commercial paper represents issuances to unaffiliated investors with maturities of 270 days or less. As of December 31, 1996 and 1995, the Company's agreements with dealers permitted the Company to have up to $0.5 billion of commercial paper outstanding at any time. The interest rate is established by the market at the time of issuance. Discounts and premiums incurred in commercial paper transactions are amortized to interest expense over the life of the commercial paper.

In November 1996, the Company entered into a one-year $0.5 billion revolving credit agreement with a syndicate of banks. The credit agreement is used as a backstop liquidity facility for the commercial paper program and may also be used for general corporate purposes. Under this agreement, the Company is required to meet certain covenants, including restricting the incurrence of additional long-term debt and the payment of dividends. The Company was in compliance with these covenants at December 31, 1996. The Company pays an annual commitment fee, included in interest expense, based on the undrawn portion of the revolving credit facility. The interest rate charged on any amounts outstanding is variable, based on the 3-month LIBOR rate or similar indices. This facility replaces a similar one-year $0.5 billion facility which expired November 1996. There were no amounts outstanding under either facility at December 31, 1996 or 1995.

5 Long-Term Notes


A summary of long-term notes follows:


                                                                                  December 31,
($000's)                                                                       1996         1995
                                                                           ------------------------
Student Loan Marketing Association (SLMA) Note, based on the
  3-Month Treasury Bill rate (5.92% and 5.75% at December 31, 1996 and 1995, respectively), repricing weekly, due January 30, 1998,
  secured by student loans                                                 $   600,000   $  600,000

Citibank (New York State) (CNYS) Notes, based on the 1-year Treasury
  Bill rate (6.32% and 6.58% at December 31, 1996 and 1995,
  respectively) repricing annually, due July 1, 1997                           500,000      500,000

CNYS Note, based on the 3-month Treasury Bill rate (6.10% at both
  December 31, 1996 and 1995), repricing quarterly, due October 1, 1998        400,000      400,000

CNYS Note, based on LIBOR (5.96% and 6.19% at December 31, 1996 and 1995, respectively), repricing quarterly, series due between
  July 1, 1997 and December 31, 1998                                         2,000,000    1,900,000

Less: short-term portion                                                    (1,425,000)         (--)
                                                                           ------------------------
Total long-term notes                                                      $ 2,075,000   $3,400,000


At December 31, 1996 and 1995, the SLMA notes were secured by $636 million of insured student loans.

On March 30, 1995, the Company renegotiated its short-term credit facilities with CNYS and Citibank, N.A., an affiliate of CNYS. Under the new agreement, $1.9 billion of short-term debt was converted into new long-term borrowings.

On October 1, 1995, the Company amended its March 30, 1995 credit agreement with CNYS, increasing long-term funding by $0.4 billion and increasing the maximum aggregate credit facility with CNYS to $6.4 billion.

In April 1996, the Company amended its existing $6.4 billion credit agreement with CNYS to convert $0.8 billion of unused short-term credit to available long-term borrowings. Although the maximum aggregate credit under this facility remained at $6.4 billion, the credit limit was reapportioned to provide maximum credit of $2.8 billion in short-term borrowings and $3.6 billion in long-term notes. Under this amendment, an additional $0.1 billion in new long-term borrowings was made in October 1996.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities which are based on the same indices as the rates earned on the loans. In order to do this, the Company has entered into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. Under these swap agreements, indices of the interest obligations of the Company's LIBOR-based note have been swapped into 52-week and 91-day Treasury Bill rates. See Note 12 for further discussion.


6 Other Liabilities


Other liabilities are summarized as follows:


December 31,
($000's)                                             1996      1995
                                                   ------------------
Interest payable                                   $ 69,997  $ 78,963
Income tax liability, payable primarily to CNYS       7,628    39,252
Accrued liabilities and other                        74,645    27,569
                                                   ------------------
Total other liabilities                            $152,270  $145,784

                         NOTES TO FINANCIAL STATEMENTS


7 Other Operating Expenses


A summary of other operating expenses follows:

                                                           Years ended December 31,
($000's)                                                   1996     1995     1994
                                                          -------------------------
Data processing                                           $ 4,077  $ 4,634  $ 4,941
Servicing, professional, guarantor and other fees paid      7,427    4,645    2,409
Advertising and marketing                                   4,908    5,604    5,679
Stationery, supplies and postage                            2,791    3,017    3,155
Premises                                                    3,226    2,959    2,930
Communications                                              2,792    2,220    1,656
Depreciation                                                1,181      903      717
Operational losses on guaranteed student loans              1,390    1,563       96
Travel and entertainment                                    1,226    1,375      969
Minor equipment                                               368      494      545
Other                                                       1,925    1,098    1,607
                                                          -------------------------
Total other expenses                                      $31,311  $28,512  $24,704

8 Related Party Transactions

At December 31, 1996, CNYS owned 80% of the outstanding stock of the Company. Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates), which relate to the Company and have been reflected in the accompanying financial statements. A change in CNYS's percentage ownership of the Company may change some of the agreements with related parties (e.g., funding and employee benefits).

As discussed in Note 11, the Company shares with CNYS 50% of the deferred tax benefits resulting from the payments made by the Company in November 1992 in exchange for the transfer of assets to the Company from CNYS and the execution of a noncompetition agreement.

Expenses for facilities and certain services provided by CNYS (or its affiliates) are assessed based on actual usage or other allocation methods which, in the opinion of management, approximate actual usage. Management believes that such agreements and transactions are on terms no less favorable to the Company than those which could be obtained from unaffiliated third parties and it is the intention of the Company that these transactions be conducted at arm's length.

A summary of related party transactions with CNYS (or its affiliates), other than employee benefit related transactions described in Note 9, borrowings described in Notes 4 and 5, income taxes described in Notes 1, 6 and 11 and other transactions described under Note 1, follows:

                                                      Years ended December 31,
($000's)                                             1996      1995      1994
                                                   ----------------------------
Revenues
Interest earned from cash management activities    $     19  $     --  $  1,188
Fees for servicing of student loan portfolios            48        60        71
                                                   ----------------------------
Expenses
Cost of funding provided                           $306,042  $272,489  $147,533
Telecommunications                                      652       452        --
Facilities                                            2,422     2,308     2,436
Processing - payment and outgoing mail                  418       483       430
Payroll and benefits administration                     446       362       305
Data processing                                       1,997     1,691       878
Statement production                                    941        --        --
Other                                                    92       183       480
                                                   ----------------------------

9 Employee Benefits

The Company's employees are covered under various Citicorp benefit plans, including medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans. Citicorp charges the Company a fringe rate calculated by allocating a portion of the total Citicorp cost of providing benefits based on the ratio of the total Company salary expense to total Citicorp salaries. The fringe rate applied to salaries was 31.74% for 1996, 29.97% for 1995 and 31.39% for 1994. The determination of this percentage takes into consideration the historical benefit and salary experience for all Citicorp employees adjusted for expected changes in experience reflected in actuarial assumptions.

At such time, if any, that Citicorp's percentage ownership in the Company is reduced below 50%, the Company will withdraw from participation in certain Citicorp benefit plans and will procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

Pension Plans Retirement benefits under the Citicorp defined benefit pension plans in which the Company's employees participate are based on years of credited service, the highest average compensation (as defined), and the primary social security benefit. While the qualified plan is adequately funded, it is Citicorp's policy to fund this plan to the extent contributions are tax deductible. Non-qualified plans are not pre-funded since contributions to these plans are not tax deductible. The amount of pension expense allocated to the Company was $994,000, $417,000 and $488,000 in 1996, 1995 and 1994,
respectively.

Postretirement Benefits Through its relationship with Citicorp, the Company provides postretirement health care and life insurance benefits to all eligible retired employees. Retirees share in the cost of their health care benefits through co-payments, service-related contributions and certain deductibles. Retiree life insurance benefits are noncontributory. Citicorp's policy is to fund these plans to the extent such contributions are tax-deductible. The net periodic postretirement benefit cost for the Company, representing the amount of contribution charged by Citicorp for the period, was $281,000 for 1996, $270,000 for 1995, and $254,000 for 1994.

Postemployment Benefits Effective January 1, 1994, the Company and Citicorp prospectively adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires that employers recognize the estimated cost of disability and similar benefits provided to former or inactive employees when an event occurs indicating that the payment of benefits is probable. Before 1994, postemployment expense was recognized as benefits were paid.

Postemployment benefits are administered by Citicorp. Under the new standard, the amount of postemployment expense allocated to the Company was $151,000 for 1996, $168,000 for 1995, and $122,000 for 1994. Also, as of January 1, 1994, an
initial cumulative charge in the amount of $512,000, which is net of a deferred income tax benefit of $365,000, was recorded as a cumulative effect of an accounting change.



10 Stock Option Plan

In 1993, the stockholders of the Company approved the 1993 Stock Incentive Plan (the Plan) to grant options to purchase Company common stock to certain key employees. The Board of Directors has authorized the issuance of options to purchase a maximum of 500,000 shares of Company common stock under the Plan over a five year period, effective January 1, 1993. The shares may be either authorized and unissued shares, treasury shares or shares purchased in open market transactions.

                         NOTES TO FINANCIAL STATEMENTS


Under the Plan, options to purchase 58,500 shares of the Company's common stock were granted to certain key employees in 1993 at an exercise price of $16.13 per share. The exercise price is the fair market value of the stock on the date of grant. One half of the options becomes exercisable on the later of the first anniversary of the date of the grant or thirty days after the date on which Citicorp's direct or indirect ownership of the Company's common stock drops below 50%. The remaining options become exercisable on the first anniversary of the date of exercisability of the options in the first group. The options expire ten years after the issue date or upon the occurrence of certain other events.

At December 31, 1996 and 1995, options to purchase 58,500 shares of the Company's common stock were outstanding. No options were granted in 1996, 1995 or 1994. No options expired, or were terminated, exercised, or exercisable, due to the exercise restrictions noted above, during 1996, 1995 or 1994.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For any new transactions under the Plan, the Company has elected to follow its existing accounting policies in determining net income; therefore, net income will be unaffected by SFAS No. 123. However, if the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 net income would not have been material, nor is the effect on future net income expected to be material.


11 Income Taxes

Total income taxes for the years ended December 31, 1996, 1995 and 1994 were allocated as follows:


                                                          Years ended December 31,
($000's)                                                 1996     1995      1994
                                                        -------------------------
Provision for income taxes from operations              $45,905  $43,083  $39,537
Income tax benefit attributable to cumulative effect
 of an accounting change - post-employment
 benefits (note 9)                                           --       --     (365)
                                                        -------------------------
Total income taxes                                      $45,905  $43,083  $39,172

The provision for income taxes applicable to operations consists of the following:

                              Years ended December 31,
($000's)                       1996     1995     1994
                              -------------------------
Current
Federal                       $26,809  $23,707  $21,115
State                           8,391    7,594    6,851
                              -------------------------
                               35,200   31,301   27,966
                              -------------------------
Deferred
Federal                         8,153    8,924    8,737
State                           2,552    2,858    2,834
                              -------------------------
                               10,705   11,782   11,571
                              -------------------------
Total income tax provision    $45,905  $43,083  $39,537


The Company had deferred tax assets of $39.2 million and $49.9 million at December 31, 1996 and 1995, respectively. The income tax benefits primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The Company has agreed to share 50% of the deferred tax benefits with CNYS. Accordingly, the liability to CNYS is recorded on the balance sheet as payable to principal stockholder, with the net amount of the tax benefit allocated to paid-in capital. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets were comprised of the following:


                                                              December 31,
($000's)                                                     1996     1995
                                                            ----------------
Loan premium                                                $25,235  $34,490
Account relationship                                          9,707   10,735
Noncompetition agreement                                      3,072    3,399
Cumulative effect of accounting change - post-employment
 benefits (note 9)                                              360      365
Other                                                           869      959
                                                            ----------------
Total deferred tax assets                                   $39,243  $49,948


The reconciliation of the Federal statutory income tax rate of 35% for 1996, 1995 and 1994 to the effective income tax rate reflected in the provisions for income taxes applicable to operations is as follows:


                                                          December 31,
($000's)                                            1996     1995     1994
                                                   -------------------------
Income taxes computed at Federal statutory rate    $38,792  $36,289  $33,242
State tax provision, net of Federal benefits         7,113    6,794    6,295
                                                   -------------------------
Total income tax provision                         $45,905  $43,083  $39,537


12 Interest Rate Swap Agreements

The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. Net amounts of interest receivable or payable on these agreements at December 31, 1996 and 1995 were accrued and recorded as adjustments to interest expense. Interest expense of $2.3 million and $5.3 million related to interest rate swap activity was recorded for 1996 and 1994, respectively. For 1995, interest expense was reduced by $2.9 million as a result of swap activity. The net accrued interest payable balances at December 31, 1996 and 1995 were $9.3 million and $9.7 million, respectively. During 1996, 1995, and 1994, net payments of $2.0 million, $2.7 million, and $8.8 million, respectively, were made to meet contracted swap agreement obligations. The aggregate notional principal amounts outstanding at December 31, 1996 and 1995 were $2.0 billion and $1.9 billion, respectively.

At December 31, 1996 and 1995, the Company owned approximately $0.9 billion and $1.0 billion, respectively, of SLS and PLUS loans which reset annually based on the 52-week Treasury Bill yield. The Company funds this portfolio based on a variable 91-day LIBOR rate. To better match the interest rate characteristics of the liability with its assets, the Company has entered into interest rate swap agreements with CNYS, or its affiliate, in which the Company receives payments based on the 91-day LIBOR and makes payments based on the 52-week Treasury Bill yield. At December 31, 1996, the Company also owned a $5.9 billion ($5.1 billion at December 31, 1995) portfolio of Stafford loans that reset weekly based on the 91-day Treasury Bill rate. To better match that portion of the funding that is based on 91-day LIBOR with the asset, the Company has entered into swaps with CNYS, or its affiliate, to receive payments based on the 91-day LIBOR and make payments based on the 91-day Treasury Bill rate. Entering into basis swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps with related and third parties which have investment-grade external credit ratings. Currently, all interest rate swap agreements are with Citibank, N.A., an affiliate of CNYS.

Interest rate swap agreement maturity dates range from April 1, 1997 to October 1, 1998. During 1997, contracts amounting to $1.4 billion of the total notional principal amounts outstanding at December 31, 1996 will expire. There were no terminations of interest rate swap agreements before contract maturity dates in the years 1996, 1995, or 1994.

                         NOTES TO FINANCIAL STATEMENTS


13 Fair Value of Financial Instruments

The following provides disclosure of the estimated fair value of the financial instruments as defined in accordance with current accounting standards. The estimated fair values have been determined by the Company using available market information and other valuation methodologies described below. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

As detailed in the accompanying table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, maturity dates, timing of contractual settlements, and growth of the portfolio.

Insured Student Loans, net The fair value of insured student loans, net of allowance for loan losses, is calculated by discounting cash flows through expected maturity using estimated market rates.

Delinquent loans are also valued using the method described above. Credit risk is not a material component of the loan valuation due to the guaranteed nature of the loans.

The valuation of student loan floors is estimated using a Black/Scholes methodology and is included in the fair value of insured student loans.

Cash, Accrued Interest Receivable and Payable, Accrued Fees and Expenses Payable and Short-Term Borrowings Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-Term Notes The fair value of these instruments is calculated by discounting cash flows through maturity using estimated market discount rates.

Derivatives The carrying value of derivatives represents the accrued interest payable, net of interest receivable, on the Company's interest rate swap agreements at year-end. The fair value is the estimated cost to terminate interest rate swap agreements associated with long-term notes. The fair value of these costs was based on an estimate obtained from the Company's dealer in these financial instruments. See Notes 1 and 12 for further information.


The estimated fair value of the Company's financial instruments as of December 31, is as follows:

($000's)                                       1996                                     1995
                                                       Excess of Fair                           Excess of Fair
                                Carrying      Fair       Value over      Carrying      Fair       Value over
                                 Amount      Value     Carrying Value     Amount      Value     Carrying Value
                               -------------------------------------------------------------------------------
Financial Assets
Insured student loans, net     $6,892,721  $7,197,750        $305,029   $6,169,277  $6,454,920        $285,643
Cash                                  567         567              --          579         579              --
Accrued interest receivable       179,943     179,943              --      159,858     159,858              --
                               -------------------------------------------------------------------------------
Financial Liabilities
Short-term borrowings          $4,509,251  $4,509,251        $     --   $2,509,496  $2,509,496        $     --
Long-term notes                 2,075,000   2,074,858            (142)   3,400,000   3,402,513           2,513
Related derivatives                 9,286      11,128           1,842        9,722      13,889           4,167
Accrued interest payable           60,711      60,711              --       69,241      69,241              --
Accrued fees and
 expenses payable                  82,273      82,273              --       66,821      66,821              --
                               -------------------------------------------------------------------------------

14 Commitments and Contingencies

The Company is obligated under several non-cancelable operating leases for equipment and facilities rent. Those expenses totaled $0.8 million, $0.9 million, and $1.3 million for each of the years ended December 31, 1996, 1995, and 1994, respectively. Such expenses exclude the related party transaction amounts described in Note 8.

Future minimum lease payments at December 31, 1996 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 1996 are as follows:


                                Minimum
                                 Lease
($000's)                        Payments
                                --------

1997                              $2,218
1998                                 200
1999                                  75
After 1999                            --
                                --------
Total minimum lease payments      $2,493


The Company has a lease agreement on its principal facility with CNYS, the majority stockholder, for five years beginning in December 1992. Terms of this agreement include annual lease payments of $1.8 million which are reflected in the minimum lease payments table above.

At December 31, 1996 and 1995, loans in the amounts of $350.9 million and $319.8 million, respectively, have been committed, but not disbursed.

Various legal proceedings arising out of the normal course of business are pending against the Company. However, management believes that the aggregate liability arising from these proceedings will not be material to the Company's financial position or results of operations.

Provisions of the Omnibus Budget Reconciliation Act of 1993 included a planned reduction of the current FFEL Program and initiation of a direct lending program, which began in July 1994. The impact of these provisions on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL Program in the years to come, which cannot be determined at this time. The Act also imposes additional costs to hold and disburse guaranteed student loans, which has reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels.

It is expected that the Federal government's 1997 budget reconciliation package will include further reductions in FFEL Program loan subsidies, possibly in the form of increased risk sharing costs and reduced interest margins.


15  Future Impacts of Recently Issued Accounting
 Standards

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 issued by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Company.

DIRECTORS AND EXECUTIVE OFFICERS

Directors                       Executive Officers
Stephen C. Biklen               Stephen C. Biklen
President and Chief Executive Officer  President and
The Student Loan Corporation    Chief Executive Officer

Christopher F. Edley            Gerald Bystrak
President Emeritus              Vice President and
United Negro College Fund, Inc  Director of Operations

Peter M. Gallant                John R. Coffin
Vice President and Treasurer    Vice President and
Citicorp and Citibank, N.A      General Counsel

Evelyn E. Handler               Frederick J. Eckert
Executive Director              Vice President and
California Academy of Science   Director of Sales

Carl E. Levinson                Marianne L. Kerry
Division Executive              Vice President and
Citicorp Consumer Asset Division  Director of Marketing and Development

Laura D. Williamson             Michael S. Piemonte
Vice President                  Vice President and
Citibank, N.A                   Chief Financial Officer

 Greg C. Siembor
 Vice President and
 Financial Controller


STOCKHOLDERS INFORMATION

Investor Relations Copies of the Corporation's Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 99 Garnsey Road, Pittsford, NY 14534, or by telephone request to Bradley D. Svalberg, Director of Investor Relations at 716-248-7187. Information is also available on the Company's web site at http://www.citibank.com/student.

Customer Service For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting The Annual Meeting of stockholders will be held at 11:00 a.m. on Friday, May 9, 1997 at the Lodge at Woodcliff, 199 Woodcliff Drive, Fairport, NY 14450.

Market for the Registrant's Common Equity and Related Stockholder Matters Since December 17, 1992, the Company's common stock has been listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of the common stock at February 14, 1997 was approximately 62. The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 1996 and 1995.

                           1996                                   1995
           1st       2nd       3rd       4th       1st       2nd      3rd       4th
         Quarter   Quarter   Quarter   Quarter   Quarter   Quarter  Quarter   Quarter
         -----------------------------------------------------------------------------
High      $41 1/4   $39 1/4   $36 3/8   $38 7/8   $24 3/4   $27      $32 3/4   $35 1/2
Low        33 5/8    34 7/8    32 1/8    33 3/8    18 3/8    24       25 1/2    30 3/4
Close      38 5/8    36        33 1/2    37 1/4    24 1/4    26 7/8   30 7/8    34

The Company paid a quarterly dividend of $0.06 per share on the common stock for each of the first three quarters of 1996 and each quarter of 1995. The regular quarterly dividend was increased to $0.12 per share beginning with the fourth quarter of 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                              THE STUDENT LOAN CORPORATION


                              By:   /s/  Stephen C. Biklen
                                 -----------------------------
                                         Stephen C. Biklen
                                 President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28, 1997.


     Signature                                          Title
     ---------                                          -----


  /s/  Stephen C. Biklen                President, Chief Executive Officer
--------------------------------        and Director
     Stephen C. Biklen

  /s/ Michael S. Piemonte               Vice President and Chief Financial
---------------------------------       Officer
      Michael S. Piemonte

  /s/ Greg C. Siembor                   Vice President and
----------------------------------      Controller (Principal Accounting
      Greg C. Siembor                   Officer)

 /s/ Christopher F. Edley*              Director
----------------------------------
     Christopher F. Edley

 /s/ Peter M. Gallant*                  Director
----------------------------------
     Peter M. Gallant

 /s/ Evelyn E. Handler*                 Director        *By
----------------------------------                       /s/Stephen C. Biklen
     Evelyn E. Handler                                   --------------------
                                                            Stephen C. Biklen
                                                            Individually and as
                                                            Attorney-in-Fact
 /s/ Carl E. Levinson*                  Director
----------------------------------
     Carl E. Levinson

 /s/ Laura D. Williamson*               Director
----------------------------------
     Laura D. Williamson