Form 10-Q
period 1997-03-31
STUDENT LOAN CORP
filed 1997-05-15
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         On May 8, 1997, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                          1997        1996
                                                        ----------  ----------
REVENUE
  Interest income                                        $142,779    $134,925
  Interest expense                                         98,050      90,108
                                                        ----------  ----------
  Net interest income                                      44,729      44,817
  Provision for loan losses                                   705         618
                                                        ----------  ----------
  Net interest income after provision for loan losses      44,024      44,199
  Fee and other income                                         22          13
                                                        ----------  ----------
     Total revenue, net                                   $44,046     $44,212
                                                        ----------  ----------

OPERATING EXPENSES
  Salaries and employee benefits                           $7,562      $7,971
  Other expenses                                            8,559       8,343
                                                        ----------  ----------
     Total operating expenses                             $16,121     $16,314
                                                        ----------  ----------

  Income before income taxes                              $27,925     $27,898
  Income taxes                                             11,110      11,387
                                                        ----------  ----------
NET INCOME                                                $16,815     $16,511
                                                        ==========  ==========

NET INCOME - Core    (excluding floor income)             $16,496     $16,240
                                                        ==========  ==========

NET INCOME -Floor                                            $319        $271
                                                        ==========  ==========

DIVIDENDS DECLARED                                         $2,400      $1,200
                                                        ==========  ==========

PER COMMON SHARE - based on 20 million average shares outstanding)

  Net income - Core                                          $0.82       $0.81
  Net income - Floor                                         $0.02       $0.02
                                                        ----------  ----------
  Net income                                                 $0.84       $0.83
                                                        ==========  ==========

  Dividends declared                                         $0.12       $0.06
                                                        ==========  ==========

OPERATING RATIOS -

  Net interest margin                                        2.54%       2.81%
  Net interest margin - Core                                 2.51%       2.78%
  Operating expense as a percentage of
    average insured student loans                            0.92%       1.02%

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                      March 31,    December 31,
                                                         1997         1996
                                                     ------------- ------------
ASSETS
   Insured student loans                               $7,184,860   $6,894,291
      Allowance for loan losses                             1,744        1,570
                                                     ------------- ------------
   Insured student loans, net                           7,183,116    6,892,721
   Cash                                                       318          567
   Deferred tax benefits                                   37,820       39,243
   Other assets                                           203,939      185,804
                                                     ------------- ------------

   Total Assets                                        $7,425,193   $7,118,335
                                                     ============= ============


LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                               $5,393,439   $4,509,251
   Long-term notes                                      1,510,000    2,075,000
   Payable to principal stockholder                        19,833       19,833
   Other liabilities                                      125,370      152,270
                                                     ------------- ------------

      Total Liabilities                                $7,048,642   $6,756,354
                                                     ------------- ------------

   Common stock                                               200          200
   Additional paid-in capital                             134,264      134,109
   Retained Earnings                                      242,087      227,672
                                                     ------------- ------------

      Total Stockholders' Equity                          376,551      361,981
                                                     ------------- ------------

   Total Liabilities and Stockholders' Equity          $7,425,193   $7,118,335
                                                     ============= ============

AVERAGE INSURED STUDENT LOANS                          $7,139,994   $6,547,514
       (year-to-date)                                ============= ============


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Three months ended
                                                            March 31,
                                                   ----------------------------
                                                      1997           1996
                                                   ------------   ------------
Cash flows from operating activities:
Net income                                             $16,815        $16,511
Adjustments to reconcile net income to
net cash from operating activities:
    Depreciation and amortization                        1,375            752
    Provision for loan losses                              705            618
    Deferred tax provision                               1,423          2,510
    Increase in accrued interest receivable            (11,901)       (13,634)
    (Increase) decrease in other assets                 (5,724)           840
    Decrease in other liabilities                      (26,744)       (41,056)
                                                   ------------   ------------

Net cash used in operating activities                  (24,051)       (33,459)
                                                   ------------   ------------

Cash flows from investing activities:
    Origination of loans                              (486,653)      (497,967)
    Sale of loans, net of purchases                      5,686         10,268
    Repayment of loans                                 188,942        177,099
    Capital expenditures on premises and equipment        (961)          (351)
                                                   ------------   ------------

Net cash used in investing activities                 (292,986)      (310,951)
                                                   ------------   ------------

Cash flows from financing activities:
    Net increase in short-term borrowings              284,188        346,499
    Proceeds from long-term borrowings                  35,000             --
    Dividends paid                                      (2,400)        (1,200)
                                                   ------------   ------------

Net cash provided by financing activities              316,788        345,299
                                                   ------------   ------------

Net (decrease) increase in cash                           (249)           889
Cash - beginning of period                                 567            579
                                                   ------------   ------------
Cash - end of period                                      $318         $1,468
                                                   ============   ============

Supplemental disclosure of cash flow information:

    Cash paid during the periods for:
          Interest                                    $112,224       $109,884
          Income taxes                                      $3        $31,713

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.      SIGNIFICANT ACCOUNTING POLICIES

        INTERIM FINANCIAL INFORMATION

        The financial information of The Student Loan Corporation (the "Company") as of March 31, 1997 and for the three-month period ended March 31, 1997 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

        Certain amounts in the prior period's financial statements have been reclassified to conform with the current period's presentation. Such reclassification had no effect on the results of operations as previously reported.

        DEFINITIONS

        Core net income represents net income excluding floor income, attributable to the fixed minimum interest rates on certain loans in the Company's portfolio.

2.      COMMITMENTS AND CONTINGENCIES

        REGULATORY IMPACTS

        Provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") included significant changes to the Federal Family Education Loan ("FFEL") Program. The 1993 Amendments established the Federal Direct Student Loan ("FDSL") Program under which the Federal government lends directly to students ("direct lending") using U.S. Treasury Funds, bypassing lenders such as the Company. In addition, the 1993 Amendments imposed additional costs on student loan originators and holders in the form of origination fees and risk sharing assessments and also reduced government interest subsidies earned on FFEL Program loans.

        The Company estimates that direct lending accounted for approximately 35%, on a national basis, of all guaranteed student loans made in the 1995-96 academic year. The FDSL Program is authorized to originate up to 50% of all such loans in each of 1996-97 and 1997-1998, and at least 60% in 1998-99. Any increases in direct lending would effectively reduce the number of potential new loans available for origination under the FFEL Program by lenders such as the Company. (See the Regulatory Impacts section of Item 2, "Management's Discussion and Analysis," for further information.)

3.      RELATED PARTY TRANSACTIONS

        Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citicorp and its other subsidiaries on the other hand. At March 31, 1997, the Company had outstanding short-term borrowings of $4.8 billion and long-term borrowings of $1.5 billion with CNYS, compared to short-term and long-term borrowings of $4.0 billion and $1.5 billion, respectively, with CNYS at December 31, 1996. For the first quarter of 1997, the Company incurred $83.9 million in interest expenses payable to CNYS and its affiliates, compared to $74.9 million in interest expenses payable to CNYS and its affiliates for the same period in 1996. In addition, Citicorp and its subsidiaries provide various services, including cash management, data processing, income tax payments, employee benefits and facilities management, to the Company. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.      INTEREST RATE SWAP AGREEMENTS

        The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by basis differences between borrowing and lending rates. Entering into basis swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for all interest rate swap agreements outstanding at March 31, 1997 was either CNYS, the majority stockholder, or one of its affiliates.

        Interest rate swap agreements with a carrying value of $0.7 million, representing accrued interest payable, were determined to have an estimated fair value of $1.1 million at March 31, 1997. At March 31, 1996, interest rate swap agreements with a carrying value of $0.4 million of interest payable had an estimated fair value of $3.3 million. The fair values, based on approximate values obtained from the Company's dealer in these financial instruments, represent the estimated amounts which would be payable upon termination of the agreements. Market values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and timing of contractual settlements. The aggregate notional principal amounts outstanding at March 31, 1997 and 1996 totaled $2.2 billion and $2.0 billion, respectively.

5.      SHORT AND LONG-TERM BORROWINGS

        On March 1, 1997, a new credit agreement with CNYS was established, replacing the prior agreement. Under the new agreement, all existing debt remains unchanged until maturity. However, the terms of the new agreement increase the amount of maximum credit allowable under short-term borrowings to $4.5 billion, from $2.8 billion at December 31, 1996, and increase the total aggregate credit level to $8.0 billion from $6.4 billion at December 31, 1996. Any unused credit within the $8.0 billion limit is eligible for long-term borrowings. In March 1997, $35.0 million in new long-term borrowings were made under the new credit facility.

        During the first quarter of 1997, $0.6 billion of long-term debt became due within one year and was reclassified to short-term. Also, all of the commercial paper that had been outstanding during the first quarter of 1997 under the Company's commercial paper program matured by March 31, 1997 and no new commercial paper was issued. This funding was replaced with short-term funding from CNYS. Although there are currently no outstanding borrowings under the commercial paper program, the program remains open and available for future borrowings.

6.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Adoption of the standard had no material impact on the Company.

        Also, during the first quarter of 1997 SFAS No. 128, "Earnings per Share," was issued. The statement provides new standards for calculating and presenting earnings per share. The standard will be effective for year-end 1997. Adoption of the new standard is not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

During the three months ended March 31, 1997, the insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $290.4 million (4%) to nearly $7.2 billion from the balance at December 31, 1996. This growth was the result of loan disbursements totaling $486.7 million in the first quarter of 1997, partially offset by $188.9 million in loan reductions (attributable to repayments and claims paid by guarantors), loan sales, net of loan purchases, of $5.7 million and other adjustments of $1.7 million. This compares to loan disbursements of $498.0 million, loan reductions of $177.1 million, net loan sales of $10.3 million and other adjustments of $1.0 million in the first quarter of 1996.

The Company's new loan disbursements of $486.7 million for the first three months of 1997 were $11.3 million less than those made in the same period of 1996. This decline is attributable primarily to the phase out of a special loan consolidation program the Company maintained under various agreements with the Department of Education and several of its subcontractors. Under this program, $51.9 million in loan consolidations were made in the first quarter of 1996. Since the program ended in mid-1996, no loan consolidations of this type will be made in 1997. The decrease in consolidation loans was partially offset by increases in the Federal Family Education Loan ("FFEL") Program disbursements. FFEL Program disbursements of $484.5 million for the first quarter of 1997 reflected an increase of $40.5 million (9%) over the same period of 1996 despite increased competition from the Federal Direct Student Loan ("FDSL") Program maintained by the Department of Education. The Company estimates that the FDSL Program accounted for approximately 35% of new loan volume nationally in the 1995-96 academic year. The FDSL Program's share of all guaranteed student loans made nationally is authorized to increase to 50% for 1996-97 and 1997-98 and to at least 60% in subsequent years. This increase in FDSL Program lending could lead to declines in the Company's disbursements in future periods; such declines could adversely affect the Company's net income. See "Regulatory Impacts" below.

During the first three months of 1997, the Company made $112.2 million in interest payments, principally to CNYS or one of its affiliates, compared to the $109.9 million paid in the same period in 1996. The difference is due to increases in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $3,000 in income taxes during the first quarter of 1997, compared to $31,700,000 for the same period last year. The difference in amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $18.1 million (10%) from the December 31, 1996 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased by $26.9 million (18%) from the December 31, 1996 level, primarily due to reduced payables and timing differences for intercompany interest payments.

On March 1, 1997, a new credit agreement with CNYS was established, replacing the prior agreement. Under the new agreement, all existing debt remains unchanged until maturity. However, the terms of the new agreement increase the amount of maximum credit allowable under short-term borrowings to $4.5 billion, from $2.8 billion at December 31, 1996, and increase the total aggregate credit level to $8.0 billion from $6.4 billion at December 31, 1996. Any unused credit within the $8.0 billion limit is eligible for long-term borrowings. In March 1997, $35.0 million in new long-term borrowings were made under the new credit facility.

During the first quarter of 1997, short-term borrowings increased by $0.9 billion, with $0.6 billion of the increase attributable to long-term debt which became due within one year and was reclassified to short-term. Also, all of the commercial paper that had been outstanding during the first quarter of 1997 under the Company's commercial paper program matured by March 31, 1997 and no new commercial paper was issued. This funding was replaced with short-term funding from CNYS. Although there are currently no outstanding borrowings under the commercial paper program, the program remains open and available for future borrowings at management's discretion.

The Company paid a quarterly dividend of $0.12 per common share on March 3, 1997. The Board of Directors has declared a regular quarterly dividend on the Company's common stock of $0.12 per share to be paid on June 2, 1997 to stockholders of record on May 15, 1997.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997

Core net income (excludes floor income) was $16.5 million ($0.82 per share) for the first quarter of 1997, an increase of $0.3 million (2%) from income reported for the same period last year. Higher interest income generated by growth of $0.7 billion (11%) in the Company's student loan portfolio and a decrease of $0.2 million in operating expenses from first quarter 1996 was partially offset by lower net interest margins.

Total net income for the first quarter of 1997 was $16.8 million, or $0.84 per share, an increase of $0.3 million (2%) over net income of $16.5 million, or $0.83 per share, for the same period last year. The Company earned $0.3 million ($.02 per share) of net income from interest rate floors in the first quarter of 1997, consistent with that earned for the same period last year, due to a generally stable interest rate environment.

Core net interest margin was 2.51% for the first quarter of 1997, 0.27% lower than the 2.78% margin which occurred in the first quarter of 1996. The decline is primarily the result of lower in-school revenue rates on the majority of the Company's new loan originations and lower variable loan rates (relative to the Company's funding costs) as of the July 1, 1996 reset date.

The $0.2 million decrease in operating expenses for the first quarter of 1997 compared to the first quarter of 1996 was attributable to non-recurring first quarter 1996 expenses of $1.2 million related to the closing of the Company's Customer Service Center in Sacramento, California, partially offset by increased 1997 volume-related expenses. Operating expenses as a percentage of average insured student loans showed a 0.10% improvement, decreasing to 0.92% compared to 1.02% for the first quarter of 1996.

During the second quarter of 1997, the Company expects an increase of approximately $1 million in marketing expenses, compared to that incurred for the same period in 1996. This increase is attributable to the rollout of a new alternative loan product, labelled CitiAssist. CitiAssist loans are offered as a means to fund the difference between college costs and the funds available through traditional government-guaranteed loan products. CitiAssist loans are not federally guaranteed, but are insured against loss by a private insurer.

The provision for loan losses represents the Company's estimate of the 2% risk-sharing losses that the Company expects to incur as a result of the provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments"). See "Regulatory Impacts" below. The provision was $0.1 million higher for the first quarter of 1997 than that recorded for the same period last year due to larger amounts of loans disbursed on or after October 1, 1993 rolling into repayment and becoming delinquent.

INCOME TAXES

The Company's effective tax rate was approximately 40% for the first quarter of 1997, compared to 41% for the same period in 1996.

REGULATORY IMPACTS

The 1993 Amendments included significant changes to the FFEL Program. They imposed additional costs and income restrictions on originators and holders of FFEL Program loans and, also, instituted the FDSL Program. Under the FDSL Program, the Federal government makes loans directly to students ("direct lending") using U.S. Treasury Funds, bypassing lenders such as the Company.

The Company estimates that direct lending accounted for approximately 35% of all guaranteed student loans made nationally for the 1995-96 school year. The FDSL program is authorized to originate up to 50% of all such guaranteed loans in each of 1996-97 and 1997-98, and at least 60% in 1998-99. Schools volunteer to participate in direct lending and, at the discretion of the Department of Education, may choose to participate in both the FDSL and the FFEL Programs.

The 1993 Amendments also included provisions by which some FFEL Program costs were shifted from the Federal government to student loan originators and holders. The costs imposed on originators and holders are in the form of origination fees, risk sharing costs, and interest rate reductions on subsidized loans. The provisions reduced interest rate subsidies paid by the Federal government to holders of loans during in-school, grace and deferment periods from 3.10% to 2.50% over the base rate for loans disbursed on or after July 1, 1995. In addition, lenders are required to pay a 0.5% origination fee on loans disbursed on or after October 1, 1993 and holders of Federal Consolidation Loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of outstanding balances of such loans. Also, guaranteed student loan holders are required to absorb a loss on loans disbursed on or after October 1, 1993 that are paid through the claims process. This loss is calculated as 2% of the sum of the outstanding loan balance and unpaid accrued interest. Guarantors are subject to similar risk sharing provisions.

The Company has experienced a decline in net interest margin over the last few years due to the provisions of the 1993 Amendments, as new loans with these provisions were added to the portfolio and older, more profitable loans were repaid. The interest spread for in-school, grace and deferment periods declined for loans disbursed on or after July 1, 1995, with a full-year impact occurring in 1996. Therefore, in order to maintain or improve its net income in future years, the Company needs to substantially increase the size of its portfolio; there is no assurance that the Company will be able to do so. Since 1994, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and sought new ways to meet the education finance needs of schools and students, including the implementation of non-Federally guaranteed loan programs, such as CitiAssist, that are not dependent on Federal funding and authorization. It is expected that further reductions in FFEL Program loan subsidies may occur as part of future Federal budget packages or as a component of the 1998 FFEL Program reauthorization.

CLAIM FOR SPECIAL ALLOWANCE BILLINGS

In a decision filed September 30, 1996, the U.S. District Court for the District of Columbia entered judgement declaring that the Department of Education's decision to deny special allowance payments to holders of certain FFELP loans was contrary to the express provisions of the Higher Education Act. This action was brought by nine lenders, including the Company. The effect of this decision will be to allow full payment of special allowances on certain FFELP loans to holders of those loans for certain past periods. The Department of Education has appealed the District Court's decision to the U.S. Court of Appeals for the District of Columbia Circuit and oral argument before the Court is scheduled for September 11, 1997. The Company is seeking to recover approximately $3 million of denied special allowance billings.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

         10.8(e) Omnibus Credit Agreement, dated March 1, 1997 between the Company and Citibank (New York State)

         27.      Financial Data Schedule

(b)     Reports on Form 8-K:  none.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 1997


                                             THE STUDENT LOAN CORPORATION


                                             By /s/Michael S. Piemonte
                                                -------------------------
                                                   Michael S. Piemonte
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer