Form 10-Q
period 1997-06-30
STUDENT LOAN CORP
filed 1997-08-14
CIK 893955

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

                  For the quarterly period ended June 30, 1997



                          THE STUDENT LOAN CORPORATION
             (Exact name of registrant as specified in its charter)


                       Delaware                       16-1427135
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)


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

      On August 8, 1997, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                 Three months ended        Six months ended
                                                       June 30,                June 30,
                                                 --------------------------------------------
                                                   1997        1996        1997        1996
                                                 --------    --------    --------    --------
REVENUE
  Interest income                                $144,567    $134,667    $287,346    $269,592
  Interest expense                                101,342      89,473     199,392     179,581
                                                 --------    --------    --------    --------
  Net interest income                              43,225      45,194      87,954      90,011
  Provision for loan losses                           747         622       1,452       1,240
                                                 --------    --------    --------    --------
  Net interest income after provision
    for loan losses                                42,478      44,572      86,502      88,771
  Fee and other income                                 20          13          42          26
                                                 --------    --------    --------    --------
     Total revenue, net                          $ 42,498    $ 44,585    $ 86,544    $ 88,797
                                                 --------    --------    --------    --------

OPERATING EXPENSES
  Salaries and employee benefits                 $  7,770    $  7,787    $ 15,332    $ 15,758
  Other expenses                                   10,701       8,529      19,260      16,872
                                                 --------    --------    --------    --------
     Total operating expenses                    $ 18,471    $ 16,316    $ 34,592    $ 32,630
                                                 --------    --------    --------    --------

  Income before income taxes                     $ 24,027    $ 28,269    $ 51,952    $ 56,167
  Income taxes                                      9,922      12,203      21,033      23,590
                                                 --------    --------    --------    --------
NET INCOME                                       $ 14,105    $ 16,066    $ 30,919    $ 32,577
                                                 ========    ========    ========    ========

NET INCOME - Core (excluding floor income)       $ 13,845    $ 15,813    $ 30,340    $ 32,053
                                                 ========    ========    ========    ========

NET INCOME -Floor                                $    260    $    253    $    579    $    524
                                                 ========    ========    ========    ========

DIVIDENDS DECLARED                               $  2,400    $  1,200    $  4,800    $  2,400
                                                 ========    ========    ========    ========

PER COMMON SHARE - (based on 20 million
                   average shares outstanding)

  Net income - Core                              $   0.69    $   0.79    $   1.52    $   1.60
  Net income - Floor                             $   0.01    $   0.01    $   0.03    $   0.03
                                                 --------    --------    --------    --------
  Net income                                     $   0.70    $   0.80    $   1.55    $   1.63
                                                 ========    ========    ========    ========

  Dividends declared                             $   0.12    $   0.06    $   0.24    $   0.12
                                                 ========    ========    ========    ========


OPERATING RATIOS -

  Net interest margin                                2.42%       2.81%       2.48%       2.81%
  Net interest margin - Core                         2.39%       2.79%       2.45%       2.78%
  Operating expense as a percentage of
    average insured student loans                    1.03%       1.02%       0.97%       1.02%

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                      June 30,     December 31,
                                                        1997           1996
                                                     ----------     ----------
ASSETS
   Insured student loans                             $7,163,758     $6,894,291
      Allowance for loan losses                           1,761          1,570
                                                     ----------     ----------
   Insured student loans, net                         7,161,997      6,892,721
   Cash                                                     595            567
   Deferred tax benefits                                 35,976         39,243
   Other assets                                         206,139        185,804
                                                     ----------     ----------
   Total Assets                                      $7,404,707     $7,118,335
                                                     ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                             $5,785,049     $4,509,251
   Long-term notes                                    1,100,000      2,075,000
   Payable to principal stockholder                      18,910         19,833
   Other liabilities                                    112,493        152,270
                                                     ----------     ----------
      Total Liabilities                               7,016,452      6,756,354
                                                     ----------     ----------

   Common stock                                             200            200
   Additional paid-in capital                           134,264        134,109
   Retained Earnings                                    253,791        227,672
                                                     ----------     ----------
      Total Stockholders' Equity                        388,255        361,981
                                                     ----------     ----------

   Total Liabilities and Stockholders' Equity        $7,404,707     $7,118,335
                                                     ==========     ==========

AVERAGE INSURED STUDENT LOANS                        $7,156,488     $6,547,514
       (year-to-date)                                ==========     ==========

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Six months ended
                                                              June 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
Cash flows from operating activities:
Net income                                               $  30,919    $  32,577
Adjustments to reconcile net income to
net cash from operating activities:
    Depreciation and amortization                            2,938        1,590
    Provision for loan losses                                1,452        1,240
    Deferred tax provision                                   3,267        5,684
    Increase in accrued interest receivable                (20,976)     (16,527)
    (Increase) decrease in other assets                      1,081       (2,059)
    Decrease in other liabilities                          (40,544)     (18,384)
                                                       -----------  -----------

Net cash (used) provided by operating activities           (21,863)      (4,121)
                                                       -----------  -----------

Cash flows from investing activities:
    Origination of loans                                  (649,941)    (647,568)
    Sale of loans, net of purchases                         22,472       25,367
    Repayment of loans                                     354,847      331,959
    Capital expenditures on premises and equipment          (1,485)        (558)
                                                       -----------  -----------

Net cash used in investing activities                     (274,107)    (290,800)
                                                       -----------  -----------

Cash flows from financing activities:
    Net increase in short-term borrowings                  225,798      289,064
    Proceeds from long-term borrowings                      75,000         --
    Dividends paid                                          (4,800)      (2,400)
                                                       -----------  -----------

Net cash provided by financing activities                  295,998      286,664
                                                       -----------  -----------

Net increase (decrease) in cash                                 28          (15)
Cash - beginning of period                                     567          579
                                                       -----------  -----------
Cash - end of period                                     $     595    $     564
                                                       ===========  ===========

Supplemental disclosure of cash flow information:

    Cash paid during the periods for:
          Interest                                       $ 195,362    $ 160,488
          Income taxes                                   $  10,482    $  40,517

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION


                          Notes to Financial Statements
                                   June 30, 1997

1.     Significant Accounting Policies

       Interim Financial Information

       The financial information of The Student Loan Corporation (the "Company") as of June 30, 1997 and for the three and six-month periods ended June 30, 1997 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

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

2.     Commitments and Contingencies

       Regulatory Impacts

       The 1997-98 Federal budget reconciliation process made no changes to the fee and rate structure currently applicable to lenders and holders of FFEL Program loans. The FFEL program is scheduled for reauthorization in 1998. At that time, Congress may impose additional costs on lenders and guarantors and/or decrease Federal interest subsidies even further. Any such action may further impair the Company's ability to maintain its current net interest margins.

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

3.     Related Party Transactions

       Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citicorp and its affiliates on the other hand. At June 30, 1997, the Company had outstanding short-term borrowings of $5.2 billion and long-term borrowings of $1.1 billion with CNYS, compared to short-term and long-term borrowings of $4.0 billion and $1.5 billion, respectively, with CNYS at December 31, 1996. The amounts classified as short-term debt as of June 30, 1997 and December 31, 1996 included $2.6 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within 12 months. For the six-month period ending June 30, 1997, the Company incurred $176.3 million in interest expense payable to CNYS and its affiliates, compared to $149.1 million in interest expenses payable to CNYS and its affiliates for the same period in 1996. In addition, Citicorp and its subsidiaries engage in other transactions and servicing activities, including cash management, data processing, income tax payments, employee benefits and facilities management, with the Company. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.     Interest Rate Swap Agreements

       The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for all interest rate swap agreements outstanding at June 30, 1997 was either CNYS, the majority stockholder, or one of its affiliates.

       Interest rate swap agreements with a carrying value of $8.5 million, representing accrued interest payable, were determined to have an estimated fair value of $8.0 million at June 30, 1997. At December 31, 1996, interest rate swap agreements with a carrying value of $9.3 million of interest payable had an estimated fair value of $11.1 million. The fair values, based on approximate values obtained from the Company's dealer in these financial instruments, represent the estimated amounts which would be payable upon termination of the agreements. Market values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and timing of contractual settlements. The aggregate notional principal amounts outstanding at June 30, 1997 and December 31, 1996 totaled $2.2 billion and $2.0 billion, respectively.

5.     Short and Long-Term Borrowings

       On March 1, 1997, a new credit agreement with CNYS was established, replacing the prior one. Under the new agreement, all existing debt remained unchanged until maturity. However, the terms of the new agreement increased the maximum credit allowable under short-term borrowings to $4.5 billion, from $2.8 billion at December 31, 1996, and increased the maximum aggregate credit level to $8.0 billion from $6.4 billion at December 31, 1996. Also, any unused credit within the $8.0 billion limit was made eligible for long-term borrowings. In each of the first two quarters of 1997, $0.04 billion per quarter in new long-term borrowings was made under the new credit facility. In addition, $0.7 billion in new short-term borrowings was made in the first quarter of 1997. In the second quarter of 1997, $0.06 billion in short-term borrowings was paid off.

       During the first quarter of 1997, $0.6 billion of long-term debt became due within one year and was reclassified to short-term. In addition, in the second quarter of 1997, $0.5 billion of long-term debt became due within one year and was reclassified to short-term. Also, although all of the commercial paper that had been outstanding during the first quarter of 1997 under the Company's commercial paper program matured by March 31, 1997 and no new commercial paper was issued, the program remains open and available for future borrowings.

6.     Impact of Recently Issued Accounting Standards

       During the first quarter of 1997, Statement of Financial Accounting Standards, (SFAS) No. 128, "Earnings per Share," was issued. The statement provides new standards for calculating and presenting earnings per share. The standard will be effective for year-end 1997. Adoption of the new standard is not expected to have a material impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition

During the six months ended June 30, 1997, the net insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $269.3 million (4%) from the balance at December 31, 1996. This growth was the result of loan disbursements totaling $649.9 million in the first six months of 1997, partially offset by $354.8 million in loan reductions (attributable to repayments and claims paid by guarantors), loan sales net of loan purchases of $22.5 million and other adjustments of $3.3 million. This compares to loan disbursements of $647.6 million, loan reductions of $332.0 million, loan sales net of loan purchases of $25.4 million, and other adjustments of $2.0 million in the first six months of 1996.

The Company's new loan disbursements of $649.9 million made in the first half of 1997 were $2.3 million more than those made in the same period of 1996. This increase is attributable primarily to new FFELP loan disbursements of $644.7 in the first six months of 1997 compared to $590.6 million during the same period of 1996. This increase of $54.1 million (9%) in FFELP disbursements was partially offset by the phase out of a special loan consolidation program the Company maintained under various agreements with the Department of Education and several of its contractors. Under this program, $53.2 million in loan consolidations were made in the first six months of 1996. Since this program was ended in mid-1996, no loan consolidations of this type will be made in 1997. The increase in loan disbursements occurred despite increased competition from the Federal Direct Student Loan ("FDSL") Program maintained by the Department of Education. The Company estimates that the FDSL Program accounted for approximately 35% of new loan volume nationally in the 1995-1996 academic year. The FDSL Program's share of all guaranteed student loans made nationally is authorized to increase to 50% for 1996-1997 and 1997-1998 and to at least 60% in subsequent years. This increase in FDSL Program lending could lead to declines in the Company's disbursements in future periods; such declines could adversely affect the Company's net income.

During the first six months of 1997, the Company made $195.4 million in interest payments principally to CNYS or one of its affiliates, compared to the $160.5 million paid in the same period in 1996. The difference is due to increases in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $10.5 million in income taxes during the first six months of 1997, compared to $40.5 million for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $20.3 million (11%) from the December 31, 1996 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased by $39.8 million (26%) from December 31, 1996, primarily due to timing differences for payables and intercompany interest payments.

On March 1, 1997, a new credit agreement with CNYS was established, replacing the prior one. Under the new agreement, all existing debt remained unchanged until maturity. However, the terms of the new agreement increased the maximum credit allowable under short-term borrowings to $4.5 billion, from $2.8 billion at December 31, 1996, and increased the maximum aggregate credit level to $8.0 billion from $6.4 billion at December 31, 1996. Also, any unused credit within the $8.0 billion limit was made eligible for long-term borrowings. In each of the first two quarters of 1997, $0.04 billion per quarter in new long-term borrowings was made under the new credit facility. In addition, $0.7 billion in new short-term borrowings was made in the first quarter of 1997. In the second quarter of 1997, $0.06 billion in short-term borrowings was paid off.

During the first quarter of 1997, $0.6 billion of long-term debt became due within one year and was reclassified to short-term. In addition, in the second quarter of 1997, $0.5 billion of long-term debt became due within one year and was reclassified to short-term. Also, although all of the commercial paper that had been outstanding during the first quarter of 1997 under the Company's commercial paper program matured by March 31, 1997 and no new commercial paper was issued, the program remains open and available for future borrowings.

The Company paid a quarterly dividend of $0.12 per common share on June 2, 1997. The Board of Directors has declared a regular quarterly dividend on the Company's common stock at an increased rate of $0.15 per share to be paid on September 1, 1997 to stockholders of record on August 15, 1997.

Results of Operations

Quarter Ended June 30, 1997

Core net income (excluding floor income) was $13.8 million ($0.69 per share) for the second quarter of 1997, a decrease of $2.0 million (12%) from the level of $15.8 million ($0.79 per share) achieved for the same period last year. The decline was primarily attributable to lower net interest margins, despite higher interest income generated by growth in the student loan portfolio, as well as higher operating costs.

Total net income for the second quarter of 1997 was $14.1 million, or $0.70 per share, a decrease of $2.0 million (12%) from net income of $16.1 million, or $0.80 per share, for the same period last year. The Company earned $0.3 million of net income from interest rate floors in the second quarter of 1997, the same as that earned for the second quarter of 1996, due to a generally stable interest rate environment.

The core net interest margin for the second quarter of 1997 was 2.39%, 0.40% lower than the 2.79% margin for the second quarter of 1996. The decline in the margin was primarily the result of a reduced spread between the base rate for the Company's assets (the 91-day Treasury Bill rate) and the base rate for the Company's funding (other short-term money market rates) during the quarter. Additionally, the June 30, 1997 loan portfolio carried a greater proportion of loans originated after July 1, 1995, which carry lower in-school yields than those originated prior to that date.

Second quarter 1997 net income also declined because of higher operating expenses. Operating expenses for the second quarter were up $2.2 million (13%) from the same period last year. Operating expenses as a percentage of average insured student loans increased 0.01% to 1.03% from the second quarter of 1996 expense ratio of 1.02%. The increase in the expense ratio is primarily attributable to higher marketing costs, incurred to promote CitiAssist, the Company's new alternative loan product. These higher marketing costs are expected to continue into the third quarter of 1997.

The provision for loan losses was $0.1 million (20%) higher for the second quarter of 1997 than that recorded for the same period last year. This increase was due to larger amounts of loans disbursed on or after October 1, 1993 rolling into repayment, becoming delinquent, and thus requiring a reserve for the estimated 2% risk-sharing cost to be potentially incurred in the future.

Six Months Ended June 30, 1997

Core net income was $30.3 million ($1.52 per share) for the first half of 1997, a decrease of $1.7 million (5%) from first half 1996 levels of $32.1 million ($1.60 per share). The decline was primarily attributable to lower net interest margins, despite higher interest income generated by growth in the student loan portfolio, as well as higher operating costs.

The Company earned net income of $30.9 million, or $1.55 per share, for the six months ended June 30, 1997, a $1.7 million (5%) decrease from $32.6 million, or $1.63 per share, for the first six months of 1996. The Company earned $0.6 million ($0.03 per share) of net income from interest rate floors in the first two quarters of 1997, compared to $0.5 million ($0.03 per share) for the same period last year.

Total operating expenses for the first half of 1997 were $34.6 million, an increase of $2.0 million (6%) from the first half of 1996. The increase in the expense is primarily attributable to higher marketing costs, incurred to promote CitiAssist, the Company's new alternative loan product. These higher marketing costs are expected to continue into the third quarter of 1997. Operating expenses as a percentage of average insured student loans for the first half of 1997 decreased to 0.97%, an improvement of 0.05% compared to the first half of 1996, primarily attributable to nonrecurring costs reflected in the first quarter of 1996 related to the consolidation of Customer Service operations in Pittsford, New York and the closing of the Sacramento, CA facility.

The provision for loan losses was $0.2 million greater for the first six months of 1997 compared to the same period of 1996. This was due to larger amounts of loans disbursed on or after October 1, 1993 rolling into repayment, becoming delinquent, and thus requiring a reserve for the estimated 2% risk-sharing cost to be potentially incurred in the future.

Income Taxes

The Company's effective tax rate was approximately 40.5% for the first half 1997, compared to 42.0% for the same period in 1996.

Regulatory Impacts

The 1997-98 Federal budget reconciliation process made no changes to the fee and rate structure currently applicable to lenders and holders of FFEL Program loans. The FFEL Program is scheduled for reauthorization in 1998. At that time, Congress may impose additional costs on lenders and guarantors and/or decrease Federal interest subsidies even further. Any such action may further impair the Company's ability to maintain its current net interest margins.

The Company estimates that direct lending accounted for approximately 35%, on a national basis, of all guaranteed student loans made in the 1995-96 academic year. The FDSL Program is authorized to originate up to 50% of all such loans in each of 1996-97 and 1997-98, and at least 60% in 1998-99. Any increases in direct lending would effectively reduce the number of potential new loans available for origination under the FFEL Program by lenders such as the Company.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

       At the Company's 1997 Annual Meeting of Stockholders, held May 9, 1997, the Company's stockholders took the following actions:

1) Two directors were re-elected to the Board of Directors: Dr. Evelyn Handler (with holders of 18,019,424 shares voting in favor, 252,460 voting against and 150 abstaining); Carl Levinson (with holders of 17,917,569 shares voting in favor, 354,315 voting against and 150 abstaining). Dr. Handler and Mr. Levinson will each serve until the year 2000 meeting of stockholders. On July 24, 1997, the Board of Directors elected Carl Levinson Chairman.

2) The selection of KPMG Peat Marwick as the Company's independent auditors for the 1997 fiscal year was ratified, with holders of 18,265,885 shares voting in favor, 6,000 voting against and 150 abstaining.

Item 6.  Exhibits and Reports on Form 8-K.


(a)    Exhibits

       27.    Financial Data Schedule

(b)    Reports on Form 8-K:  none.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 1997


                                              THE STUDENT LOAN CORPORATION


                                              By /s/ Michael S. Piemonte
                                                 -------------------------
                                                 Michael S. Piemonte
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer