Form 10-Q
period 1997-09-30
STUDENT LOAN CORP
filed 1997-11-13
CIK 893955

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 Yes  X    No
                                    -----    -----

      On November 11, 1997, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                       Three months ended     Nine months ended
                                                         September 30,          September 30,
                                                       -------------------   -------------------
                                                         1997       1996       1997       1996
                                                       --------   --------   --------   --------
REVENUE
  Interest income                                      $148,084   $135,322   $435,430   $404,914
  Interest expense                                      104,963     93,188    304,356    272,769
                                                       --------   --------   --------   --------
  Net interest income                                    43,121     42,134    131,074    132,145
  Provision for loan losses                                 783        556      2,235      1,796
                                                       --------   --------   --------   --------
  Net interest income after provision for loan losses    42,338     41,578    128,839    130,349
  Fee and other income                                    2,700         11      2,744         44
                                                       --------   --------   --------   --------
     Total revenue, net                                $ 45,038   $ 41,589   $131,583   $130,393
                                                       --------   --------   --------   --------

OPERATING EXPENSES
  Salaries and employee benefits                       $  8,572   $  7,448   $ 23,904   $ 23,206
  Other expenses                                          8,581      7,861     27,842     24,739
                                                       --------   --------   --------   --------
     Total operating expenses                          $ 17,153   $ 15,309   $ 51,746   $ 47,945
                                                       --------   --------   --------   --------

  Income before income taxes                           $ 27,885   $ 26,280   $ 79,837   $ 82,448
  Income taxes                                           11,498     10,727     32,531     34,318
                                                       --------   --------   --------   --------
NET INCOME                                             $ 16,387   $ 15,553   $ 47,306   $ 48,130
                                                       ========   ========   ========   ========

NET INCOME - Core  (excluding floor income)            $ 16,262   $ 15,329   $ 46,602   $ 47,382
                                                       ========   ========   ========   ========

NET INCOME -Floor                                      $    125   $    224   $    704   $    748
                                                       ========   ========   ========   ========

DIVIDENDS DECLARED                                     $  3,000   $  1,200   $  7,800   $  3,600
                                                       ========   ========   ========   ========

PER COMMON SHARE - (based on 20 million average
                    shares outstanding)
  Net income - Core                                    $   0.81   $   0.77   $   2.33   $   2.37
  Net income - Floor                                   $   0.01   $   0.01   $   0.04   $   0.04
                                                       --------   --------   --------   --------
  Net income                                           $   0.82   $   0.78   $   2.37   $   2.41
                                                       ========   ========   ========   ========

  Dividends declared                                   $   0.15   $   0.06   $   0.39   $   0.18
                                                       ========   ========   ========   ========

OPERATING RATIOS
  Net interest margin                                      2.36%      2.56%      2.44%      2.73%
  Net interest margin - Core                               2.34%      2.54%      2.41%      2.70%
  Operating expense as a percentage of
    average insured student loans                          0.94%      0.93%      0.96%      0.99%

    See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                  September 30,  December 31,
                                                      1997           1996
                                                   ----------    ----------
ASSETS
    Insured student loans                          $7,438,926    $6,894,291
       Allowance for loan losses                        2,012         1,570
                                                   ----------    ----------
    Insured student loans, net                      7,436,914     6,892,721
    Cash                                                   98           567
    Deferred tax benefits                              34,130        39,243
    Other assets                                      219,218       185,804
                                                   ----------    ----------

    Total Assets                                   $7,690,360    $7,118,335
                                                   ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                          $5,477,373    $4,509,251
    Long-term notes                                 1,672,000     2,075,000
    Payable to principal stockholder                   17,987        19,833
    Other liabilities                                 121,358       152,270
                                                   ----------    ----------

       Total Liabilities                            7,288,718     6,756,354
                                                   ----------    ----------

    Common stock                                          200           200
    Additional paid-in capital                        134,264       134,109
    Retained Earnings                                 267,178       227,672
                                                   ----------    ----------

       Total Stockholders' Equity                     401,642       361,981
                                                   ----------    ----------

    Total Liabilities and Stockholders' Equity     $7,690,360    $7,118,335
                                                   ==========    ==========


AVERAGE INSURED STUDENT LOANS                      $7,192,218    $6,547,514
       (year-to-date)                              ==========    ==========

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                           1997        1996
                                                       -----------  -----------
Cash flows from operating activities:
Net income                                             $    47,306  $    48,130
Adjustments to reconcile net income to
net cash from operating activities:
      Depreciation and amortization                          4,587        2,747
      Provision for loan losses                              2,235        1,796
      Deferred tax provision                                 5,113        8,195
      Increase in accrued interest receivable              (32,827)     (30,154)
      (Increase) decrease in other assets                     (390)       1,745
      Decrease in other liabilities                        (32,603)     (27,283)
                                                       -----------  -----------
Net cash (used) provided by operating activities            (6,579)       5,176

Cash flows from investing activities:
      Origination of loans                              (1,091,074)  (1,046,377)
      Sale of loans, net of purchases                       39,767       40,383
      Repayment of loans                                   501,916      482,877
      Capital expenditures on premises and equipment        (1,821)      (1,517)
                                                       -----------  -----------
Net cash used in investing activities                     (551,212)    (524,634)

Cash flows from financing activities:
      Net (decrease) increase in short-term borrowings    (606,878)     522,932
      Proceeds from long-term borrowings                 1,172,000        ---
      Dividends paid                                        (7,800)      (3,600)
                                                       -----------  -----------

Net cash provided by financing activities                  557,322      519,332
                                                       -----------  -----------
Net decrease in cash                                          (469)        (126)
Cash - beginning of period                                     567          579
                                                       -----------  -----------
Cash - end of period                                   $        98  $       453
                                                       -----------  -----------
Supplemental disclosure of cash flow information:

      Cash paid during the periods for:
            Interest                                   $   317,070  $   299,392
            Income taxes                               $    21,111  $    49,119

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.    SIGNIFICANT ACCOUNTING POLICIES

      INTERIM FINANCIAL INFORMATION

      The financial information of The Student Loan Corporation (the "Company") as of September 30, 1997 and for the three and nine-month periods ended September 30, 1997 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

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

2.    COMMITMENTS AND CONTINGENCIES

      REGULATORY IMPACTS

      The Federal Direct Student Loan ("FDSL") Program is authorized to originate up to 50% of all U.S. government guaranteed student loans in each of 1996-97 and 1997-1998, and at least 60% in 1998-99. Although the Company estimates that for the 1996-1997 academic year only 30-40% of all guaranteed student loans originated nationally were FDSL Program loans, any increases in direct lending would potentially reduce the number of new loans available for origination under the Federal Family Education Loan ("FFEL") Program by lenders such as the Company.

      The Company has experienced a decline in net interest margin over the last few years due to additional costs and interest subsidy restrictions included in the provisions of the 1993 Amendments, as new loans with these provisions were added to the portfolio and older, more profitable loans were repaid. The interest spread for in-school, grace and deferment periods declined from 3.10% to 2.50% over the base rate for most loans disbursed on or after July 1, 1995, with a full-year impact occurring in 1996. Therefore, in order to maintain or improve its net income in future years, the Company needs to substantially increase the size of its portfolio to obtain better economies of scale; there is no assurance that the Company will be able to do so. Since 1994, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and sought new ways to meet the education finance needs of schools and students, including the implementation of non-Federally guaranteed loan programs, such as the Company's new CitiAssist product, that are not dependent on Federal funding and authorization.

      In the 1998 reauthorization process for the FFEL Program, Congress may impose additional costs on lenders and guarantors and/or decrease Federal interest subsidies even further. Any of these actions may further impair the Company's ability to maintain its current net interest margins.

3.    RELATED PARTY TRANSACTIONS

      Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citicorp and its affiliates on the other hand. At September 30, 1997, the Company had outstanding short-term borrowings of $4.9 billion and long-term borrowings of $1.7 billion with CNYS, compared to short-term and long-term borrowings of $4.0 billion and $1.5 billion, respectively, with CNYS at December 31, 1996. The amounts classified as short-term debt as of September 30, 1997 and December 31, 1996 included $1.2 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within 12 months. For the nine-month period ending September 30, 1997, the Company incurred $272.2 million in interest expense payable to CNYS and its affiliates, compared to $226.8 million in interest expenses payable to CNYS and its affiliates for the same period in 1996. In addition, Citicorp and its subsidiaries engage in other transactions and servicing activities, including cash management, data processing, income tax payments, employee benefits and facilities management, with the Company. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.    INTEREST RATE SWAP AGREEMENTS

      The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for all interest rate swap agreements outstanding at September 30, 1997 was either CNYS, the majority stockholder, or one of its affiliates.

      Interest rate swap agreements with a carrying value of $0.2 million, representing accrued interest receivable, were determined to have an estimated fair value of $0.4 million receivable at September 30, 1997. At December 31, 1996, interest rate swap agreements with a carrying value of $9.3 million of interest payable had an estimated fair value of $11.1 million payable. The fair values, based on approximate values obtained from the Company's dealer in these financial instruments, represent the estimated amounts which would be receivable/payable upon termination of the agreements. Market values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and timing of contractual settlements. The aggregate notional principal amounts outstanding at September 30, 1997 and December 31, 1996 totaled $2.4 billion and $2.0 billion, respectively.

5.    SHORT AND LONG-TERM BORROWINGS

      On March 1, 1997, a new credit agreement with CNYS was established, replacing one previously in place. Under the new agreement, all existing debt remained unchanged until maturity. However, the terms of the new agreement increased the maximum credit allowable under short-term borrowings to $4.5 billion, from $2.8 billion at December 31, 1996, and increased the maximum aggregate credit level to $8.0 billion from $6.4 billion at December 31, 1996. In the first two quarters of 1997, $0.2 billion in new long-term borrowings was made under the new credit facility. In the third quarter of 1997, $1.0 billion in additional long-term borrowings was made. In addition, $2.6 billion in new short-term borrowings was made in the first nine months of 1997.

      During the first three quarters of 1997, $1.6 billion of debt classified as long-term at December 31, 1996 became due within one year and was reclassified to short-term and $3.2 billion of debt classified as short-term was paid. Included in the amount paid is all of the outstanding commercial paper in the Company's commercial paper program, which had matured by March 31, 1997. No new commercial paper has been issued.

      The Company's $0.5 billion backstop facility for the commercial paper program expires in November 1997 and will not be renewed. A new facility will be procured if and when the Company decides to issue new commercial paper.

6.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      During the first quarter of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued. The statement provides new standards for calculating and presenting earnings per share. The standard will be effective for year-end 1997. Adoption of the new standard will not have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

During the nine months ended September 30, 1997, the net insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $544.2 million (7.9%) from the balance at December 31, 1996. This growth was the result of loan disbursements totaling $1,091.1 million in the first nine months of 1997, partially offset by $501.9 million in loan reductions (attributable to repayments and claims paid by guarantors), loan sales net of loan purchases of $39.8 million and other adjustments of $5.2 million. This compares to loan disbursements of $1,046.4 million, loan reductions of $482.9 million, loan sales net of loan purchases of $40.4 million, and other adjustments of $3.3 million in the first nine months of 1996.

The Company's new loan disbursements of $1,091.1 million made in the first nine months of 1997 were $44.7 million more than those made in the same period of 1996. This increase is attributable primarily to new Federal Family Education Loan ("FFEL") Program disbursements of $1,087.4 in the first nine months of 1997 compared to $981.1 million during the same period of 1996. This increase of $106.3 million (11%) in FFEL Program disbursements was partially offset by the phase out of a special loan consolidation program the Company maintained under various agreements with the Department of Education and several of its contractors. Under this program, $53.2 million in loan consolidations were made in the first six months of 1996. Since this program ended by June 1996, no loan consolidations of this type were made in 1997.

The increase in loan disbursements occurred despite increased competition from the Federal Direct Student Loan ("FDSL") Program maintained by the Department of Education. The FDSL Program's share of all guaranteed student loans made nationally is authorized to increase to 50% for 1996-1997 and 1997-1998 and to at least 60% in subsequent years. However, the Company estimates that the FDSL Program accounted for 30-40% of all guaranteed student loans originated nationally in the 1996-1997 academic year. If an increase in FDSL Program lending were to occur, it could lead to declines in the Company's FFEL Program disbursements in future periods; such declines could adversely affect the Company's net income.

During the first nine months of 1997, the Company made $317.1 million in interest payments, principally to CNYS or one of its affiliates, compared to $299.4 million paid in the same period in 1996. The difference is due to increases in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $21.1 million in income taxes during the first nine months of 1997, compared to $49.1 million for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $33.4 million (18%) from the December 31, 1996 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased by $30.9 million (20%) from December 31, 1996, primarily due to timing differences of intercompany tax and interest payments.

On March 1, 1997, a new credit agreement with CNYS was established, replacing one previously in place. Under the new agreement, all existing debt remained unchanged until maturity. However, the terms of the new agreement increased the maximum credit allowable under short-term borrowings to $4.5 billion, from $2.8 billion at December 31, 1996, and increased the maximum aggregate credit level to $8.0 billion from $6.4 billion at December 31, 1996. In the first two quarters of 1997, $0.2 billion in new long-term borrowings was made under the new credit facility. In the third quarter of 1997, $1.0 billion in additional long-term borrowings was made. In addition, $2.6 billion in new short-term borrowings was made in the first nine months of 1997.

During the first three quarters of 1997, $1.6 billion of debt classified as long-term at December 31, 1996 became due within one year and was reclassified to short-term and $3.2 billion of debt classified as short-term was paid. Included in the amount paid is all of the outstanding commercial paper in the Company's commercial paper program, which had matured by March 31, 1997. No new commercial paper has been issued.

The Company's $0.5 billion backstop facility for the commercial paper program expires in November 1997 and will not be renewed. A new facility will be procured if and when the Company decides to issue new commercial paper.

The Company is assessing and modifying its computer applications to ensure their continuing functionality for the "Year 2000" and beyond. The Company has determined that the incremental costs related to this conversion will not be material.

In conjunction with cost initiatives announced by Citicorp, the Company's indirect majority shareholder, management is reviewing actions that may improve the efficiency of the Company's fulfillment and other customer service functions. CNYS, a subsidary of Citicorp, owns 80% of the outstanding common stock of the Company.

The Company paid a quarterly dividend of $0.15 per common share on September 1, 1997. The Board of Directors has declared a regular quarterly dividend on the Company's common stock of $0.15 per share to be paid on December 1, 1997 to stockholders of record on November 14, 1997.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997

Core net income (excluding floor income) was $16.3 million ($0.81 per share) for the third quarter of 1997, an increase of $0.9 million (6%) from the level of $15.3 million ($0.77 per share) achieved for the same period last year. The increase was due to higher interest income generated by growth in the student loan portfolio and a $2.7 million pre-tax gain on the sale of distressed loan portfolios purchased several years ago, partially offset by lower net interest margins between the Company's lending and borrowing rates.

Total net income for the third quarter of 1997 was $16.4 million, or $0.82 per share, an increase of $0.8 million (5%) from net income of $15.6 million, or $0.78 per share, for the same period last year. The Company earned $0.1 million of net income from interest rate floors in the third quarter of 1997, $0.1 million less than that earned for the third quarter of 1996, due to slightly higher interest rates for third quarter 1997 when compared to the same period last year.

The core net interest margin for the third quarter of 1997 was 2.34%, 0.20% lower than the 2.54% margin for the third quarter of 1996. The decline in the margin was primarily the result of the unusually wide spreads between the 91-day Treasury Bill rates (the base rate for most of the Company's interest-earning assets) and the rates on the Company's funding (which are based on other short-term money market rates). If this relationship continues, net interest margin in future quarters will be similarly affected. Additionally, the September 30, 1997 loan portfolio carried a greater proportion of loans originated after July 1, 1995, which carry lower in-school yields than those originated prior to that date.

Third quarter 1997 net income also declined because of higher operating expenses. Operating expenses for the third quarter were up $1.8 million (12%) from the same period last year. Operating expenses as a percentage of average insured student loans increased 0.01% to 0.94% from the third quarter of 1996 expense ratio of 0.93%. The increase in the expense ratio is primarily attributable to costs incurred to promote and service CitiAssist, the Company's new alternative loan product.

The provision for loan losses was $0.2 million (41%) higher for the third quarter of 1997 than that recorded for the same period last year. This increase was due to the accrual of larger estimates of risk-sharing losses on future paid claims as a result of more loans disbursed on or after October 1, 1993 rolling into repayment and becoming delinquent. In accordance with the Omnibus Budget Reconciliation Act of 1993, claims on defaulted student loans disbursed on or after October 1, 1993 are paid net of a risk sharing loss, which is calculated at 2% of the total claimed amount including principal and interest. The provision for loan loss balances at September 30, 1997 and 1996 are primarily comprised of estimates of these future 2% risk sharing losses.

Nine Months Ended September 30, 1997

Core net income was $46.6 million ($2.33 per share) for the first nine months of 1997, a decrease of $0.8 million (2%) from core net income in the first nine months of 1996 of $47.4 million ($2.37 per share). The decline was primarily attributable to lower net interest margins and higher operating costs, despite higher interest income generated by growth in the student loan portfolio and a $2.7 million pre-tax gain on the sale of distressed loan portfolios purchased several years ago.

The Company earned net income of $47.3 million, or $2.37 per share, for the nine months ended September 30, 1997, a $0.8 million (2%) decrease from $48.1 million, or $2.41 per share, for the same period of 1996. The Company earned $0.7 million ($0.04 per share) of net income from interest rate floors in the first three quarters of 1997, consistent with that earned for the same period last year.

Total operating expenses for the first nine months of 1997 were $51.7 million, an increase of $3.8 million (8%) from the first nine months of 1996. The increase in expenses is primarily attributable to costs incurred to promote and service CitiAssist, the Company's new alternative loan product. Operating expenses as a percentage of average insured student loans for the first three quarters of 1997 decreased to 0.96%, an improvement of 0.03% compared to the first three quarters of 1996, primarily attributable to nonrecurring costs reflected in the first quarter of 1996 related to the consolidation of Customer Service operations in Pittsford, New York and the closing of the Sacramento, California facility, as well as better economies of scale resulting from a larger loan base.

The provision for loan losses was $0.4 million higher for the first nine months of 1997 compared to the same period last year. This increase was due to the accrual of larger estimates of risk-sharing losses on future paid claims as a result of more loans disbursed on or after October 1, 1993 rolling into repayment and becoming delinquent. In accordance with the Omnibus Budget Reconciliation Act of 1993, claims on defaulted student loans disbursed on or after October 1, 1993 are paid net of a risk sharing loss, which is calculated at 2% of the total claimed amount including principal and interest. The provision for loan loss balances at September 30, 1997 and 1996 are primarily comprised of estimates of these future 2% risk sharing losses.

INCOME TAXES

The Company's effective tax rate was approximately 40.7% for the first nine months of 1997, compared to 41.6% for the same period in 1996.

REGULATORY IMPACTS

The Federal Direct Student Loan ("FDSL") Program is authorized to originate up to 50% of all U.S. government guaranteed student loans in each of 1996-97 and 1997-98, and at least 60% in 1998-99. Although the Company estimates that for the 1996-1997 academic year only 30-40% of all guaranteed student loans originated nationally were FDSL Program loans, any increases in direct lending would potentially reduce the number of new loans available for origination under the Federal Family Education Loan ("FFEL") Program by lenders such as the Company.

The Company has experienced a decline in net interest margin over the last few years due to additional costs and interest subsidy restrictions included in the provisions of the 1993 Amendments, as new loans with these provisions were added to the portfolio and older, more profitable loans were repaid. The interest spread for in-school, grace and deferment periods declined from 3.10% to 2.50% over the base rate for most loans disbursed on or after July 1, 1995, with a full-year impact occurring in 1996. Therefore, in order to maintain or improve its net income in future years, the Company needs to substantially increase the size of its portfolio to obtain better economies of scale; there is no assurance that the Company will be able to do so. Since 1994, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and sought new ways to meet the education finance needs of schools and students, including the implementation of non-Federally guaranteed loan programs, such as the Company's new CitiAssist product, that are not dependent on Federal funding and authorization.

In the 1998 reauthorization process for the FFEL Program, Congress may impose additional costs on lenders and guarantors and/or decrease Federal interest subsidies even further. Any of these actions may further impair the Company's ability to maintain its current net interest margins.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Board of Directors elected Carl E. Levinson to the position of Chief Executive Officer and Bill Beckmann to the position of President and Chief Operating Officer. Carl Levinson has served as the Company's Chairman of the Board since July 1997. Bill Beckmann was previously employed by IBM Corporation and, prior to that, by Citicorp's card products and information businesses. Stephen C. Biklen, the former President and CEO, will be retiring from the Company in February 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          27.    Financial Data Schedule

(b)       Reports on Form 8-K:  none.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 1997

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