Form 10-K405
period 1997-12-31
STUDENT LOAN CORP
filed 1998-03-31
CIK 893955

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER 1-11616
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                               __________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X         No
                                                  ---           ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
            ----

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 13, 1998 was approximately $187 million. On that date, there were 20,000,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 8, 1998 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

Management's Discussion and Analysis

General

The following discussion should be read in conjunction with the financial statements and accompanying notes.

Background

The Student Loan Corporation (the "Company") originates, holds and services student loans. The Company is one of the nation's largest holders and originators of Federal Family Education Loan ("FFEL") program loans made under the Federal Higher Education Act of 1965, as amended (the "Act"). The Company also holds and/or originates student loans that are not insured under the Act, including CitiAssist loans, a new product introduced in 1997.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. For more than 25 years prior to December 22, 1992, the Company operated as a division (the "Division") of Citibank (New York State) ("CNYS"), a subsidiary of Citicorp. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold 4 million shares of its holdings of the Company's common stock in an initial public offering and continues to own 80% of the Company's outstanding common stock.

Financial Condition and Results of Operations

Restructuring Plan

In December 1997 the Company formulated a restructuring plan which will realign its business and processing structure. The Company will be outsourcing a significant part of its operations to subsidiaries of Citicorp over the next 12 to 15 months. This will allow the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citibank. A portion of the expense savings generated by these programs will be reinvested in new products, marketing programs and additional cost and quality initiatives designed to further increase revenues and reduce expenses. The Company expects the restructuring to substantially impact all of its approximately 800 Pittsford-based employees over the next 12-15 months.

In connection with this plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997 representing the costs the Company expects to incur. These charges include $16.2 million for severance benefits, $2.8 million for furniture and equipment write-downs and $1.5 million for other expenses. Substantially all of the plan will be completed over the next 12-15 months. Additional costs, which do not qualify for recognition in the charge, will be expensed as incurred in the implementation of the restructuring plan over the next 12-15 months. The fourth quarter charges resulted in an $8.5 million reduction in income tax expense for 1997 and has resulted in increased deferred tax assets at year-end. A reserve in the amount of $17.7 million has been recorded at December 31, 1997, which reflects the liability for future cash outflows associated with the $20.5 million charge less the $2.8 million furniture and equipment write-downs.

Summary

The Company's 1997 total net income was $51.7 million ($2.58 basic earnings per share), down $13.2 million (20%), or $0.67 per share, from 1996 net income of $64.9 million ($3.25 basic earnings per share). The decline resulted primarily from the restructuring costs discussed above, which reduced 1997 net income by $12.0 million. The Company had net income from interest rate floors of $0.8 million in 1997 as compared to $1.0 million in 1996, a decrease of $0.2 million. The decrease in floor net income was primarily the result of periods of higher short-term interest rates during 1997. Excluding the restructuring charge, 1997 total net income was $63.7 million, 2% below 1996.

Other than the restructuring factors noted above, the decline in net income for the year was primarily due to lower net interest margins (which resulted in flat net interest income despite an 11% increase in the student loan portfolio) and higher operating costs, partially offset by a $2.7 million pre-tax gain on the sale of several distressed loan portfolios. Core net interest margin (excluding floors) declined to 2.40% in 1997 from 2.65% in 1996. The decline in the margin was primarily the result of unusually wide spreads between the 91-day Treasury Bill rate (the base rate for most of the Company's interest-earning assets) and the rates on the Company's funding (which are based on other short-term money market rates), as well as lower yields on the FFEL program loan portfolio. At December 31, 1997, the Company's insured student loan assets reached $7.6 billion, up 11% from December 31, 1996 levels of $6.9 billion. The increase in loans outstanding was primarily due to new loan disbursements, partially offset by repayments of loans. New disbursements of $1,474 million for 1997 were up $49 million (3%) from 1996 disbursement levels. The 1997 disbursements do not include approximately $70 million of CitiAssist loans disbursed by CNYS. In order to comply with New York State Banking Law and certain other requirements, CitiAssist loans are originated by CNYS. The Company purchases these loans following full disbursement of the loan. The vast majority of these 1997 originations, which meet certain eligibility requirements, will be acquired by the Company in the first quarter of 1998. The volume of CitiAssist loan purchases is expected to increase throughout 1998 and beyond.

The allowance for loan losses balance represents the 2% risk-sharing loss estimates on potential future default claims that the Company expects to incur as a result of the provisions of the Omnibus Budget Reconciliation Act of 1993 as well as potential losses that could occur from CitiAssist loans. CitiAssist loans submitted for claim are subject to 5% risk sharing losses in accordance with provisions of an agreement with TuitionGard, the insurer of these loans. A small number of CitiAssist loans are not insured against loss. The allowance for loan losses balance was $2.0 million at December 31, 1997, compared to $1.6 million at the end of 1996, reflecting growth in the portfolio of loans originated since October 1, 1993 that are in repayment and could result in losses on default claims.

Net Interest Income

Net interest income is interest earned from student loans less interest expense on borrowings. The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. The Company, from time to time, enters into interest rate swap agreements to manage interest rate risk by better matching the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. Since currently all interest rate swap agreements are with Citibank, NA, an affiliate of CNYS having an investment-grade external credit rating, the Company has successfully managed credit risk. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.

Net interest income was $175.9 million for 1997, compared with $175.2 million for 1996. The increase of $0.7 million is a result of increased interest revenue attributable to the growth in the loan portfolio, partially offset by diminished net interest margins. Interest income resulting from floors was $1.4 million in 1997, compared with $1.8 million in 1996. Core net interest margin declined to 2.40% in 1997, compared to 2.65% in 1996. This decline was primarily attributable to unusually wide spreads between the 91-day Treasury Bill rates (the base rate for most of the Company's interest-earning assets) and the rates on the Company's funding (which are based on other short-term money market rates), as well as more loans in the portfolio carrying lower in-school yields.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities.

Average Balance Sheet
(Dollars in millions)                                   1997                         1996                         1995
                                        --------------------------------------------------------------------------------------------
                                             Income/                       Income/                      Income/
                                             Balance   Expense    Rate     Balance  Expense    Rate     Balance  Expense   Rate
                                        --------------------------------------------------------------------------------------------
Average insured student loans                $7,269    $  588      8.09%   $6,548   $  542     8.28%    $5,669   $  501     8.83%
Average non-interest
  earning assets                                222                           223                          229
                                        --------------------------------------------------------------------------------------------
Total average assets                         $7,491                        $6,771                       $5,898
                                        ============================================================================================
Average interest bearing liabilities         $6,997    $  412      5.89%   $6,321   $  367     5.81%    $5,443   $  339     6.22%
Average non-interest bearing
  liabilities                                   110                           117                          172
Average equity                                  384                           333                          283
                                        --------------------------------------------------------------------------------------------
Total average liabilities and equity         $7,491                        $6,771                       $5,898
                                        ============================================================================================
Net interest margin                          $7,269    $  176      2.42%   $6,548   $  175     2.68%    $5,669   $  162     2.86%
                                        ============================================================================================
Core net interest margin                     $7,269    $  175      2.40%   $6,548   $  173     2.65%    $5,669   $  161     2.85%
                                        ============================================================================================
Average 91-day Treasury Bill rate
  for Stafford revenue                                             5.16%                       5.16%                        5.68%

Average 52-week Treasury Bill rate
  for PLUS/SLS reset                                               5.75%                       5.75%                        5.58%


The following table shows the components of the annual changes in net interest income.

Rate/Volume Analysis
(Dollars in millions)                                   1997 Compared to 1996                       1996 Compared to 1995
                                               -------------------------------------------------------------------------------------
                                               Increase (Decrease) Due to Change In:       Increase (Decrease) Due to Change In:
                                                Volume        Rate (a)       Net (b)      Volume         Rate (a)       Net (b)
                                               -------------------------------------------------------------------------------------
Interest earning assets                          $58.6         $(12.7)        $45.9         $74.1          $(32.2)        $41.9
Interest bearing liabilities                     $39.8         $  5.4         $45.2         $52.1          $(23.5)        $28.6
                                               -------------------------------------------------------------------------------------
Net interest earnings                            $18.8         $(18.1)        $ 0.7         $22.0          $ (8.7)        $13.3
                                               =====================================================================================

(a) Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Operating Expenses

Operating expenses for 1997 (excluding the effect of restructuring costs discussed below) were $68.1 million or 0.94% of average insured student loans, compared to $62.0 million or 0.95% of average insured student loans for 1996. The increase in operating expenses of $6.1 million (10%) is attributable primarily to costs incurred to promote and service the new CitiAssist alternative loan product. Including costs of $16.2 million for employee termination benefits, $2.8 million of furniture and equipment write-downs and $1.5 million of other costs relating to the restructuring plan, the Company's operating expenses totaled $88.6 million (or 1.22% of average insured student loans), which is $26.6 million higher than last year.

The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, is assessing and repairing its computer applications and business processes to provide for their continued functionality. The Company is also assessing the readiness of external entities with which it interacts, including guarantors, vendors, counterparties, customers, and payment systems. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is underway, following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. Most of the functionality of the Company's main computer system, Diploma, was already Year 2000 compliant when installed in 1995. The Company does not expect to incur operational problems which could result in Year 2000 implementation delays for any of its computer systems. The Company incurred no material incremental Year 2000 expenses in 1997. In 1998, the Company expects to incur approximately $2.3 million of Year 2000 expenses, substantially all of which represents reallocations of existing resources, and expects to incur less than one million dollars of costs in 1999.

Income Taxes

The Company had deferred tax assets of $40.7 million and $39.2 million at December 31, 1997 and 1996, respectively. The income tax benefits primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. New deferred tax assets of $8.5 million were recorded in December 1997 to reflect the tax effect of the restructuring costs. See Notes 1 and 12 to the financial statements for further discussion.

The Company's effective tax rates were 40.82% for 1997, 41.42% for 1996, and 41.55% for 1995.

1996 Compared to 1995

The Company's 1996 core net income was $63.9 million ($3.20 core basic earnings per share), up $3.6 million (6%) over core net income of $60.3 million ($3.01 core basic earnings per share) for 1995. The Company's 1996 total net income was $64.9 million, which was $4.3 million (7%), or $0.22 basic earnings per share, higher than 1995 net income. The improvement in core net income for 1996 occurred primarily as a result of increased interest income due to growth of $723.4 million (12%) in the student loan portfolio, partially offset by a decline in the core net interest margin.

Net income from interest rate floors increased by $0.7 million to $1.0 million in 1996 as compared to $0.3 million in 1995. The increase in floor net income was attributable primarily to lower short-term interest rates in 1996.

At December 31, 1996, net loans outstanding totaled $6.9 billion, an increase of $723.4 million (12%) from December 31, 1995. The increase in loans outstanding was due primarily to new loan disbursements, partially offset by loan repayments. Disbursements for 1996 were approximately $1,425 million, down $17 million (1%) from 1995 disbursement levels. This decline was primarily due to the mid-1996 phase-out of a special loan consolidation agreement with the Department of Education and several of its contractors, resulting in a $74 million decrease in these consolidations for 1996, compared with 1995. This decrease was partially offset by a $51 million (4%) increase in FFEL program disbursements for 1996.

The allowance for loan losses balance was $1.6 million at December 31, 1996, $1.1 million higher than the balance at the end of 1995. The increase reflects the risk sharing loss estimates on greater potential future delinquency claims (as a result of growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the 1993 Amendments).

Net interest income was $175.2 million for 1996, compared with $161.9 million for 1995. The $13.3 million (8%) increase was a result of portfolio growth as well as improvement in floor income. Interest income resulting from floors was $1.8 million in 1996, compared to $0.6 million in 1995. Core net interest margin for 1996 declined to 2.65% from 2.85% in 1995. This decline was primarily attributable to new loan originations carrying lower in-school yields, as well as lower variable short-term interest rates (relative to the Company's funding costs) as of the July 1, 1996 reset date.

Operating expenses were $61.9 million or 0.95% of average insured student loans for 1996 compared to $57.6 million or 1.02% of average insured student loans for 1995. Increases in operating expenses were due primarily to costs incurred to handle the greater servicing needs and operational requirements of the expanded portfolio. The 0.07% improvement in the Company's 1996 expense ratio compared to 1995 is primarily attributable to operating efficiencies generated, in part, by the consolidation of the Company's customer servicing centers in mid-1996 as well as greater economies of scale.

Regulatory Impacts

In 1993, provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") were enacted which included significant changes to the FFEL program. The 1993 Amendments imposed costs and income restrictions on originators and holders of FFEL program loans in the form of origination fees, risk sharing costs, and interest rate reductions. The 1993 Amendments also instituted the Federal Direct Student Loan ("FDSL") program by which student loans are made directly by the Federal government ("direct lending") rather than by lending institutions such as the Company.

Under the FDSL program, the Federal government lends directly to students using U.S. Treasury funds. Direct lending accounted for approximately 30 - 40%, on a national basis, of all guaranteed student loans made in the 1995-96 and 1996-97 academic years. The 1993 Amendments allow direct lending to originate up to 50% in 1997-98 and 60% in 1998-99. In the last two years there has been very little growth in the program. The schools that volunteer for the direct lending program usually participate in that program exclusively, thereby effectively restricting the borrower pool available for new FFEL program originations. However, at the discretion of the Department of Education, schools may choose to participate in both the FDSL and the FFEL programs.

The impact of the FDSL program on the Company's future originations is dependent upon such factors as any further growth in direct lending and the relative size of the FFEL program in the years to come.

Besides establishing the FDSL program, the 1993 Amendments include other provisions designed to reduce the cost of the FFEL program to the Federal government. The interest rate paid by the Federal government to holders of FFEL program loans during in-school, grace and deferment periods, and the maximum interest rate borne by most loans in repayment periods, was reduced from 3.10% to 2.50% over the 91-day Treasury Bill rate, reset annually, for most loans disbursed on or after July 1, 1995.

The 1993 Amendments also include provisions which will change the interest rate paid by the Federal government to holders of FFEL program loans disbursed on or after July 1, 1998, to 1% over the 10-year Treasury Bill rate, reset annually. The Company is involved in an industry-wide effort to change these provisions due to the inherent volatility they introduce to the economics of funding and holding these loans. The Administration has proposed maintaining the current 91-day Treasury Bill index, but reducing the interest rate of loans originated after June 30, 1998 by 0.80% from the current rate. Another proposal would extend the current interest rate structure until July 1999. Resolution of this issue may not occur for many months. However, if no Congressional action is taken, the 10-year plus 1% formula will take effect for loans disbursed on or after July 1, 1998. Both this rate as well as the Administration proposal would materially reduce the Company's net interest margin if new loans were originated under either of these rate structures.

The Company already has experienced a decline in net interest margin over the last few years due to the provisions of the 1993 Amendments, as new loans with these provisions were added to the portfolio and older, more profitable loans were repaid. The interest spread for in-school, grace and deferment periods declined for loans disbursed on or after July 1, 1995. Therefore, in order to maintain or improve its net income in future years, the Company desires to substantially increase the size of its portfolio to take advantage of greater economies of scale. There is no assurance that the Company will be able to do so. Since the provisions of the 1993 Amendments took effect, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and developed new loan products, such as CitiAssist, that are not dependent on Federal funding, guarantees and authorization. The Company is also participating in specialized automated student loan delivery efforts, such as Education Loan Management (ELM) Resources, which gives college and university financial aid offices single-source student loan access.

In addition, the 1993 Amendments require that lenders pay a 0.5% origination fee, and holders of Federal Consolidation loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of the out-standing balances of such loans. The 1993 Amendments also introduced risk-sharing provisions that apply to insured defaulted loans disbursed on or after October 1, 1993. Those loans that are submitted to a guarantor for claim are generally paid the claim amount less a risk sharing cost, calculated at 2% of the sum of the outstanding loan balance and accrued interest.

There can be no assurance that the provisions of the Act will be reauthorized prior to its expiration on September 30, 1998. In addition, provisions of the Act may be amended by Congress at any time prior to that date, possibly resulting in further reductions in FFEL program loan subsidies in the form of increased risk sharing costs and reduced interest margins. Any such amendment, or the failure to reauthorize the Act in 1998, could have a material adverse effect on the Company's business and prospects.

Floor Income

Most FFEL program loans originated prior to July 23, 1992 have fixed interest rates, and qualify for the Federal government's special allowance payment ("SAP"). Whenever the stated interest rate on these FFEL program loans provides less than a market rate of return, the Federal government pays a SAP which increases the loan yield to various specified margins, depending on its origination date, over a base rate tied to either the 91-day or 52-week Treasury Bill auction rates. In low rate environments, the stated fixed rates on most loans disbursed prior to July 1992 become, in effect, floors. Substantially all FFEL program loans disbursed after July 1992 have variable interest rates, effectively eliminating floor income on these loans. The Company's floor income is significantly less in periods when prevailing 91-day Treasury Bill rates exceed 5%. The Company earned $0.8 million of net floor income in 1997, compared to $1.0 million in 1996 when short-term interest rates were lower. At December 31, 1997 and 1996, the Company held approximately $1.5 billion and $1.7 billion, respectively, of loans that could earn floor income.

Liquidity and Capital Resources

The Company's primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and company operations. The Company incurred no material capital expenditures in 1997 or in the past three years, nor are any material capital expenditures anticipated in 1998. Restructuring costs of $16.2 million for employee termination benefits and $1.5 million of other costs will be paid from cash generated from current operations. The Company does not expect that the payment of the restructuring costs will have a significant effect on its liquidity or financial position.

The Company's cash used for investing activities amounted to $739.8 million in 1997, $729.9 million in 1996, and $1,000.5 million in 1995. Investing activities were financed in 1997, 1996, and 1995 primarily through the utilization of available long and short-term credit lines. New borrowings, net of repayments, at December 31, 1997 and December 31, 1996 increased $722.4 million and $674.8 million, respectively, compared to the previous year-end.

The Company's future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volume to continue to be funded primarily through additional borrowing. The Company may enter into other agreements to purchase existing student loans or student loan portfolios which would also be financed primarily through incremental borrowing.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently meets its funding requirements through credit facilities provided by CNYS.

In December 1997, the Company retired a $600 million Student Loan Marketing Association ("Sallie Mae") note. Interest on the Sallie Mae note was based on the 91-day Treasury Bill rate. The borrowing had been collateralized by insured student loans at a rate of 106% of the outstanding balance of the debt.

On March 1, 1997, the Company renegotiated its Omnibus Credit Agreement with CNYS, increasing the maximum credit allowable under short-term borrowings to $4.5 billion from $2.8 billion and increasing the maximum aggregate credit level to $8.0 billion from $6.4 billion. Any unused credit within the $8.0 billion limit is currently eligible for new long-term borrowings. The credit facilities are at variable interest rates based on LIBOR, federal funds, or the 91-day Treasury bill rate. During 1997, $1.7 billion in net short-term borrowings and $1.6 billion in long-term borrowings were made under this agreement and $3.1 billion in total short- and long-term borrowings were paid.

In April 1996, the Company amended its existing $6.4 billion credit agreement with CNYS to convert $0.8 billion of unused short-term credit to long-term lines. Although the maximum aggregate credit under this facility at that time remained at $6.4 billion, the credit limit was reapportioned between maximum short and long-term credit lines. Under this amendment, $0.5 billion in net new short-term borrowings and $0.1 billion in new long-term borrowings were made in 1996. At December 31, 1996, $2.6 billion of short-term debt and $2.9 billion of debt with original maturities greater than one year were outstanding under these facilities.

In the first quarter of 1997, all of the Company's commercial paper matured and the Company discontinued the program. This short-term funding source, representing issuances to unaffiliated investors, was replaced with other short-term funding available from the Omnibus Credit Agreement with CNYS. The program had $463 million outstanding at December 31, 1996.

The Company currently has no specific plans for additional future financing programs. However, the Company continues to explore alternative sources of low-cost funding. Management believes that liquidity and capital are sufficient to meet the Company's anticipated requirements for the next twelve months.

Other Business and Industry Information

Student Loans

The Company is currently eligible to make the following types of FFEL program loans: Federal Stafford loans, Unsubsidized Federal Stafford loans, Federal PLUS ("PLUS") loans and Federal Consolidation loans. Federal Stafford loans are generally loans made to students who pass certain need criteria. Unsubsidized Federal Stafford loans are designed for students who do not qualify for Federal Stafford loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS loans are made to parents of students who are dependents. The Federal Consolidation Loan program allows certain borrower's loans of both the FFEL and Federal Direct Student Loan programs to be combined into one aggregate insured loan with an extended repayment term. The Company's portfolio also includes Federal Supplemental Loans for Students ("SLS loans") made prior to July 1994, when the program was terminated. Federal SLS loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. The SLS program was replaced with an expanded Unsubsidized Stafford loan program.

The U.S. Department of Education administers the FFEL program under Title IV of the Act. In order to comply with the provisions of the Act, all of the Company's FFEL program loans are held, and all new FFEL program loans are originated, by the Company through a trust established solely for the benefit of the Company (the "Trust"). Any institution that does not fall within the Act's definition of "eligible lender" may hold and originate FFEL program loans only through a trust or similar arrangement with an eligible lender. The Company's trust agreement is with Citibank (New York State) ("CNYS"), a New York State bank, which qualifies as an eligible lender under the provisions of the Act.

The Company's portfolio also contains loans originated through specifically tailored alternative loan programs. Alternative loan programs were developed for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the student's or parent's creditworthiness as opposed to financial need.

The majority of the Company's alternative loans have been originated through programs with The Educational Resource Institute ("TERI") for Supplemental loans and Professional Education Plan ("PEP") loans. TERI program loans include loans to medical and graduate students under the following programs: Medical Assist, Grad Assist, Nursing Assist, Eng Assist and MBA Assist. These loans are guaranteed by TERI, a not-for-profit corporation, which is not reinsured by the Federal government. The Company terminated its originations program with TERI in 1997. As of December 31, 1997 and 1996, the Company held $80.2 million and $82.2 million, respectively, of TERI insured loans, which were serviced by a third party.

In early 1997, the Company launched its new alternative loan product, CitiAssist, which offers students another means to meet their educational financing needs. CitiAssist loans are used to help close the gap between students' higher education costs and their available financial resources. The loan is prime rate based with FFEL program repayment characteristics, such as deferment of both principal and interest payments while the student is in school. Most CitiAssist loans are insured against default and other losses through a private third party insurer, TuitionGard, which is not reinsured by the Federal government. Most insured CitiAssist loans submitted for claim are paid the claim amount less a risk sharing cost, calculated at 5% of the sum of outstanding principal and accrued interest. As of December 31, 1997, no CitiAssist loans have been submitted for claim. A small amount of CitiAssist loans do not carry third party insurance. The Company is exposed to a potential 100% loss on these uninsured loans.

In order to comply with New York State Banking law and certain other requirements, CitiAssist loans are originated by CNYS, the Company's principal shareholder, however are serviced by the Company. Expenses incurred by the Company to underwrite, disburse and service CitiAssist loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. The loans are purchased by the Company at a premium shortly after the final disbursement is made. The premium is amortized as a reduction of interest income over the average life of a loan in the portfolio. As of December 31, 1997, the Company's CitiAssist portfolio totaled $13.7 million.

Origination of FFEL Program Student Loans

In the twelve months ended December 31, 1997, the Company originated $1.5 billion of FFEL program loans. The Company's main sources of borrowers include referrals from financial aid administrators, customers of Citibank, repeat borrowers and college fair participants.

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

The student and school complete a combined application/promissory note and send it either to the Company or directly to the guarantor. The application must be approved by both the guarantor and the Company. If it is approved by the guarantor, a guarantee certificate is then issued and sent to the Company. After receiving the notice of guarantee, the Company makes disbursements on the loan directly to the school, and sends a disclosure statement to the student confirming the terms of the loan. The Company estimates that 95% of all potential borrowers whose FFEL program loan applications are received eventually take out a student loan from the Company.

Seasonality

Origination of student loans is generally subject to seasonal trends which correspond to the beginning of the school year. The two periods of August through October and December through February account for approximately 75% of the Company's total annual disbursements. While applications are seasonal, the Company's earnings generally are not. Due to the Company's large portfolio, any one month's new disbursements or run-off do not materially change the size of the portfolio. Interest revenue is therefore fairly stable throughout the year. Disbursement levels are generally highest at the beginning of school years.

Marketing

Management believes that because most FFEL program loans offered by different lenders have similar economic terms, borrower selection of a lender is influenced mainly by non-economic factors. Unlike many other lenders, the Company has a policy of holding and servicing substantially all of the loans that it originates. Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators ("FAA's"). The Company attributes its growth primarily to its emphasis on providing service to FAA's, its success in accessing Citibank's customer base and its employment of a focused marketing team.

Management believes that the schools' FAA's are one of the most important influences on lender selection. FAA's are permitted, in order to streamline the financing process, to develop a list of lenders which students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAA's by offering a variety of financial services. The Company offers a complete line of loan products, including alternative loans. The Company believes this is a key criterion in a student's selection of a lender.

The Company provides FAA's with informational brochures designed to assist students in evaluating their student loan options, and maintains a dedicated toll-free number for FAA's. The Company also emphasizes its exceptional service to current and past borrowers. Management believes its dedication to providing quality service to its borrowers is a significant competitive advantage.

The Company has Account Managers which service the financial aid community. The Account Managers assist FAA's in resolving problems and issues, provide updates on the Company's programs and provide information for students.

A lender can lose eligibility to participate in the FFEL program if it does not comply with certain rules specified in the Act. Lenders are prohibited from offering points, premiums, payments or other inducements, directly or indirectly, to any educational institution, guarantee agency or individual in order to secure loan applications, and may not offer loans as an inducement to a prospective borrower, either directly or indirectly, to purchase insurance policies or other products. In addition, a lender may not conduct unsolicited mailings of FFEL program student loan applications to students who have not previously received student loans from that lender. Lenders may not engage in fraudulent or misleading advertising or discriminate against any borrower or applicant.

Under agreements with the Company, certain affiliates of CNYS make available the Company's informational brochures through Citibank branches and in credit card statements. The Company is responsible for providing information and loan applications in response to all inquiries.

The Company has student borrowers from all 50 states, the District of Columbia and U.S. territories. Approximately half of the Company's loan portfolio is comprised of loans made to students from New York and California.

Guarantee Agencies

The Company is insured on its holdings of FFEL program loans in the case of a borrower's default, death, disability or bankruptcy. Insurance on FFEL program loans is provided by certain state or non-profit guarantee agencies ("guarantors"), which are reinsured by the Federal government. The Act provides that guarantors have contractual rights against the Federal government to receive reinsurance in accordance with its provisions.

Each guaranteed loan disbursed on or after July 1, 1994 is charged a one-time insurance premium that may not exceed 1% of the principal amount of the loan and a 3% Federal origination fee, which is passed through to the Federal government by the originating lender. Both fees are obligations of the borrower and are deducted from the loan proceeds prior to disbursement.

The Act requires every state either to establish its own guarantor or to contract with another guarantee agency in order to support education financing and credit needs of students at post-secondary schools. The guarantee agencies generally guarantee loans for students attending institutions in their particular state or region or for their residents attending schools in another state. States that do not have their own guarantee agency contract with United Student Aid Funds, a multi-state guarantee agency, or another state agency.

If a guarantor's administrative or financial condition falls below specified levels or the Secretary of Education determines that the agency is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continued payment of claims, including the transfer of guarantees to another agency or to the Department.

The Company has internal limits on its exposure level to any one guarantor. In addition, the Company performs annual financial evaluations of each guarantee agency with which the Company does business. Each guarantor is rated on a scale ranging from "very strong" to "very weak". The ratings are determined using an in-house credit scoring model that grades four main variables -- management/ structure, default rates, reserves and profitability -- and assigns a rating based on the guarantor's overall score. The Company also uses a risk rating system that enables it to assess the risks inherent in its student loan assets. Once a guarantor's rating falls below "average", it is subject to more frequent review. To date, all claims made by the Company and accepted for payment by guarantee agencies have been paid.

Collection of FFEL Program Loans

Although substantially all of the Company's loans are guaranteed as to principal and interest, certain requirements must be met in order to maintain guarantee coverage. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company's collections department begins contact before the tenth day of delinquency and continues prescribed collection efforts through mailings and telephone contact.

At prescribed times, the Company requests collection assistance from the relevant guarantee agency before submitting a claim. These requests are made to notify the guarantee agency of seriously delinquent accounts before claim and allow the agency to make additional attempts to collect on the loan. If a claimed loan is rejected for payment by a guarantor, the Company's collection department again works the account for payment and/or institutes a process to reinstate the guarantee.

Loans which are 180 days delinquent are considered to be in default. When the loan is approximately 239 days past due, the Company submits a claim to the guarantee agency requesting reimbursement for the defaulted loan. Federal regulations require that claims be filed with the guarantor not later than the 270th day of delinquency. Failure to file a claim within this period may result in a loss of the guarantee.

A claim may be rejected by a guarantee agency under certain circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained, the loan is improperly serviced or the lender does not perform the required due diligence. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

Claims which are rejected may be "cured," receive reinstatement of the guarantee and interest and special allowance benefits, by locating the borrower in the case of a skip trace involving a timely filing violation, or by obtaining a payment or a new signed repayment obligation from the borrower in the case of a due diligence violation. In 1997, the Company was able to cure approximately 78% of all rejected claims. For these rejected claims, the Company allows a full four months for collections to work the accounts in attempts to effect cures before they are written off as operating losses.

Interest penalties may be assessed for certain violations of the due diligence requirements. Examples of errors that cause interest penalties include missed collection calls or failures to send collection letters as required.

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

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guarantee agency regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize, a loan guarantee or lender eligibility. An internal compliance staff conducts frequent audits of loan origination, disbursement and servicing activities to ensure adherence with regulatory requirements. As a further step, the Company has implemented a "filter" process which identifies potential problem areas for immediate attention.

The Company also has a formal quality control program that monitors and measures performance and customer satisfaction levels. Management believes that the Company's emphasis on service excellence has led to improved efficiencies and increased customer satisfaction.

Regulations of the Department of Education authorize the Department to limit, suspend or terminate lenders from participation in the program, as well as impose civil penalties, if lenders or servicers violate program regulations. In order to monitor this, the Department conducts frequent on-site audits of the Company's student loan servicing activities. Guarantee agencies conduct similar audits on a biennial basis. During 1997, the Company was audited by two guarantee agencies. The final reports showed no material exceptions.

Historically, the student loan industry has been subject to increasing regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence. Both the Department and the guarantee agencies have established stringent servicing requirements, along with mandatory audit criteria that must be met by the lender in order to receive guarantee benefits.

Also, as an operating subsidiary of a New York State bank, the Company is subject, in general, to examination and supervision by the New York State Banking Department and the Federal Deposit Insurance Corporation. The Company is subject to New York State Banking Law and the Federal Deposit Insurance Act, which restrict affiliate transactions and limit the permissible investment and business activities in which an operating subsidiary of a bank may engage.

Competition

The student loan industry is highly competitive. The Company competes with approximately 6,500 other eligible lenders. Despite the large number of competitors, the industry is somewhat concentrated. According to Department statistics, the top 100 lenders accounted for approximately 81% of new loan volume in the twelve months ended September 30, 1995.

The Company is a leading originator of FFEL program loans and has been steadily increasing its market share over the last six years. The Company believes that one factor in its growth has been the continuing consolidation of the industry. Lenders have departed primarily due to the increasingly difficult administrative and servicing requirements mandated by the Department and the overall consolidation of the financial services industry. As a large participant in the student loan industry, the Company has been able to adjust quickly to regulatory changes and increase market share. The Company competes by offering a full array of FFEL program and alternative loan products and by emphasizing the quality of its service.

The Company is one of the nation's largest holders of FFEL program loans. The largest holder, Sallie Mae, has a portfolio that is several times larger than the Company's. Although Sallie Mae does not compete directly with the Company in making loans at this time (it acquires FFEL program loans including newly originated loans through arrangements with a number of eligible lenders), it may decide to do so in the future.

The Federal Direct Student Lending (FDSL) program, which also provides guaranteed loans to students, has in recent years reduced the origination volume available for FFEL program loans. Currently, FDSL accounts for approximately one-third of guaranteed student loan originations.

Employees

As of December 31, 1997, the Company had approximately 844 employees, none of whom is covered by a collective bargaining agreement.

Properties

The Company's facilities are maintained in Pittsford, NY under a renewable one-year lease agreement with CNYS expiring in December 1998. Upon completion of the Company's restructuring plan, management will re-evaluate its facilities requirements.

Legal Proceedings

The Company is not party to any litigation which, in management's opinion, is likely to result in any material liability to the Company.

In recent years court cases have been filed in several states suggesting that lenders should be subject to defenses to repayment raised by borrowers based on alleged school misconduct. Such cases suggest that some origination practices result in a special relationship between the lender and the school, bringing the loan within the purview of state and federal consumer protection law. Since January 1, 1994, all promissory notes evidencing FFEL program loans have been required by the Act to contain a clause that specifically acknowledges that the borrower may assert defenses to repayment based on school misconduct where the lender has such a relationship with the school. The Company has been named as a defendant in several cases relating to loans made to students at schools that are alleged to have engaged in misconduct. The Company believes that the pending cases will not result in any material liability to the Company.

Independent Auditor's Report

The Board of Directors and Stockholders
of The Student Loan Corporation

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Rochester, New York
February 4, 1998

The Student Loan Corporation

--------------------------------------------------------------------------------------
Statements of Income                                       Years ended December 31,
--------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)          1997       1996       1995
--------------------------------------------------------------------------------------
Revenue
Interest income (notes 2 and 9)                         $588,480   $542,527   $500,617
Interest expense (notes 5, 6, and 9)                     412,541    367,294    338,744
                                                        ------------------------------
Net interest income                                      175,939    175,233    161,873
Provision for loan losses (note 2)                         3,310      2,500        674
                                                        ------------------------------
Net interest income after provision
  for loan losses                                        172,629    172,733    161,199
Fee and other income (note 9)                              3,292         47         50
                                                        ------------------------------
  Total revenue, net                                     175,921    172,780    161,249
                                                        ------------------------------

Operating Expenses
Salaries and employee benefits (notes 9 and 10)           32,517     30,639     29,065
Restructuring expenses (note 3)                           20,500       --         --
Other expenses (notes 8 and 9)                            35,590     31,306     28,502
                                                        ------------------------------
  Total operating expenses                                88,607     61,945     57,567
                                                        ------------------------------
Income before income taxes                                87,314    110,835    103,682
Income taxes (note 12)                                    35,644     45,905     43,083
                                                        ------------------------------
Net Income                                              $ 51,670   $ 64,930   $ 60,599
                                                        ==============================
Net Income-Core (excluding floor net income)            $ 50,840   $ 63,883   $ 60,269
                                                        ==============================
Net Income-Floor (note 2)                               $    830   $  1,047   $    330
                                                        ==============================
Basic and Diluted Earnings per Common Share (note 15)
Net income-Core                                         $   2.54   $   3.20   $   3.01
Net income-Floor (note 2)                               $   0.04   $   0.05   $   0.02
                                                        ------------------------------
Net income                                              $   2.58   $   3.25   $   3.03
                                                        ==============================


See accompanying notes to financial statements.

The Student Loan Corporation

--------------------------------------------------------------------------------
Balance Sheets                                                  December 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)             1997         1996
--------------------------------------------------------------------------------
Assets
Insured student loans (notes 2 and 6)                    $7,625,157   $6,894,291
Allowance for loan losses (note 2)                            2,014        1,570
                                                         -----------------------
Insured student loans, net                                7,623,143    6,892,721
Cash                                                          2,108          567
Deferred tax benefits (notes 3 and 12)                       40,743       39,243
Other assets (note 4)                                       207,118      185,804
                                                         -----------------------
Total Assets                                             $7,873,112   $7,118,335
                                                         -----------------------
Liabilities and Stockholders' Equity
Liabilities
Short-term borrowings (note 5)                           $5,696,605   $4,509,251
Long-term notes (note 6)                                  1,610,000    2,075,000
Payable to principal stockholder (note 12)                   17,063       19,833
Restructuring liabilities (note 3)                           17,724         --
Other liabilities (note 7)                                  128,598      152,270
                                                         -----------------------
   Total liabilities                                      7,469,990    6,756,354
                                                         -----------------------
Stockholders' Equity
Preferred stock, par value $0.01 per share; authorized
   10,000,000 shares; no shares issued or outstanding          --           --
Common stock, par value $0.01 per share; authorized
   50,000,000 shares, 20,000,000 shares issued and
   outstanding                                                  200          200
Additional paid-in capital                                  134,380      134,109
Retained earnings                                           268,542      227,672
                                                         -----------------------
   Total stockholders' equity                               403,122      361,981
                                                         -----------------------
Total Liabilities and Stockholders' Equity               $7,873,112   $7,118,335
                                                         =======================


See accompanying notes to financial statements.

The Student Loan Corporation

-----------------------------------------------------------------------------------------------------
Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------------
                                                                  Additional
                                                         Common     Paid-In    Retained
(Dollars in thousands, except per share amounts)          Stock     Capital    Earnings        Total
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1994                          $     200   $ 134,009   $ 112,943    $ 247,152
Net Income                                                 --          --        60,599       60,599
Dividends declared, $0.24 per common share                 --          --        (4,800)      (4,800)
Other                                                      --           100        --            100
                                                      -----------------------------------------------
Balance at December 31, 1995                                200     134,109     168,742      303,051
Net Income                                                 --          --        64,930       64,930
Dividends declared, $0.30 per common share                 --          --        (6,000)      (6,000)
                                                      -----------------------------------------------
Balance at December 31, 1996                                200     134,109     227,672      361,981
Net Income                                                 --          --        51,670       51,670
Dividends declared, $0.54 per common share                 --          --       (10,800)     (10,800)
Other                                                      --           271        --            271
                                                      -----------------------------------------------
Balance at December 31, 1997                          $     200   $ 134,380   $ 268,542    $ 403,122
                                                      ===============================================


See accompanying notes to financial statements.

The Student Loan Corporation

---------------------------------------------------------------------------------------------
Statements of Cash Flows                                      Years ended December 31,
---------------------------------------------------------------------------------------------
(Dollars in thousands)                                   1997           1996           1995
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                          $    51,670    $    64,930    $    60,599
Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                         6,103          3,993          1,888
    Provision for loan losses                             3,310          2,500            674
    Deferred tax provision (benefit)                     (1,500)        10,705         11,782
    Restructuring expense                                20,500           --             --
    Increase in accrued interest receivable             (25,415)       (20,085)       (36,636)
    Decrease in other assets                              1,240          1,814            689
    Decrease in other liabilities                       (26,171)        (2,747)       (33,020)
                                                    ------------------------------------------
Net cash provided by operating activities                29,737         61,110          5,976
                                                    ------------------------------------------
Cash Flows from Investing Activities:
Disbursements of loans                               (1,474,349)    (1,425,019)    (1,441,631)
Net sale (purchase) of loans                             59,380         52,859        (31,341)
Repayment of loans                                      677,226        643,988        474,128
Capital expenditures on furniture and equipment          (2,007)        (1,705)        (1,613)
                                                    ------------------------------------------
Net cash used in investing activities                  (739,750)      (729,877)    (1,000,457)
                                                    ------------------------------------------
Cash Flows from Financing Activities:
Net increase in borrowings with original maturity
    of one year or less                               1,237,354        574,755        599,487
Proceeds from long-term borrowings                    1,610,000        100,000        400,000
Repayments of long-term debt                         (2,125,000)          --             --
Dividends paid to stockholders                          (10,800)        (6,000)        (4,800)
                                                    ------------------------------------------
Net cash provided by financing activities               711,554        668,755        994,687
                                                    ------------------------------------------
Net increase (decrease) in cash                           1,541            (12)           206
Cash - beginning of period                                  567            579            373
                                                    ------------------------------------------
Cash - end of period                                $     2,108    $       567    $       579
                                                    ------------------------------------------
Supplemental disclosure:
Cash paid for:
    Interest                                        $   432,212    $   376,130    $   320,121
    Income taxes                                    $    27,798    $    66,820    $    44,217
                                                    ==========================================


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

The accompanying financial statements include expenses for facilities, employee benefits, and certain services provided by CNYS and other Citicorp affiliates. Such expenses are assessed based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

Certain amounts in the prior years' financial statements have been reclassified to conform with the later years' presentations. Such reclassification had no effect on operations as previously reported.

Use of Estimates

Management has used a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period in preparing the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Loans

Loans primarily consist of insured student loans originated under the Federal Family Education Loan ("FFEL") program. Interest on student loans is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements made on or after October 1, 1993, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income over the average life of a student loan in those portfolios as yield adjustments.

When a guarantor denies payment of a claim, the Company discontinues accruing interest on the defaulted loan. Claim denials can occur for a number of reasons, such as the Company not following appropriate due diligence procedures as defined in the guarantor's policies. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest. These amounts of principal and interest write-offs are not material for the periods presented. The Company continues its attempt to recover the loan balance from either the guarantor or the borrower. Recoveries on loans previously charged off result in lower current operating expenses. Non-interest accruing loans were $1,771,000 and $2,580,000 at December 31, 1997 and 1996, respectively. Non-accrual loans at December 31, 1997 and 1996 include $966,000 and $989,000, respectively, of distressed loan purchases made in 1995.

Allowance for Loan Losses

The allowance for loan losses represents an accrual of the estimated risk-sharing losses that the Company expects to incur. Under the Omnibus Budget Reconciliation Act of 1993, claims on defaulted FFEL program student loans disbursed on or after October 1, 1993 that are approved for reimbursement by a guarantor are paid net of a risk-sharing loss, calculated at 2% of the total claimed amount, including principal and interest. CitiAssist loans insured by TuitionGard, a private third party insurer, are subject to 5% principal and interest risk sharing losses. Estimated loan losses are accrued on insured and guaranteed student loans that are greater than 90 days delinquent. Such losses which arise from actual claims with guarantors and TuitionGard are charged against the allowance as they are incurred.

Interest Rate Swap Agreements

The Company manages its exposure to interest rate risk through the use of derivatives in the form of interest rate swap agreements. These swaps are designated as hedges of certain interest bearing liabilities and are effective in reducing the risk caused by basis differences between borrowing and lending rates. These interest rate swap agreements are held for purposes other than trading and are generally held to their full contract maturity dates. Although there were no swap terminations resulting in gains or losses in the three-year period ending December 31, 1997, the Company's policy is to defer and amortize any such gains or losses consistent with the original hedge accounting strategy. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.

Income Taxes

The Company is included in the consolidated Federal income tax return of Citicorp, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp or its subsidiaries. While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CNYS an amount equal to the Federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount by which the tax liability of any unitary group (of which any Citicorp affiliate other than the Company is a member) is increased by virtue of the inclusion of the Company`s activity in the group's unitary return. CNYS has agreed to pay to the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp affiliate other than the Company is a member) is reduced by virtue of the inclusion of the Company's activity in the group's unitary return.

Deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. The deferred tax asset is recognized subject to management's judgement that realization is more likely than not.

Earnings Per Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share.

Under SFAS No. 128, basic earnings per share excludes dilution and is computed by dividing income applicable to common stock (net income after deducting preferred stock dividends) by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock.

2 Student Loans

Student loans consist primarily of loans originated under government sponsored guaranteed loan programs, principally the FFEL program and, generally, have repayment terms of between five and ten years. Whenever the stated interest rate on certain FFEL program loans disbursed prior to July 1992 provides less than a market rate of return, the Federal government pays a special allowance payment ("SAP") which increases the loan yield to 2.50, 3.10, 3.25 or 3.50 percentage points, depending on its origination date, over a base rate tied either to the 91-day or 52-week Treasury Bill auction rates. While the student is in school, generally, the Federal government pays both the SAP (if any) and the stated interest rate, or the student defers payment and makes no principal or interest payments. In low rate environments, the stated fixed rates on most loans disbursed prior to July 1992 become, in effect, floors. Under the FFEL program, the majority of loans disbursed after July 1992 have variable interest rates equal to a stated percentage over the 91-day or 52-week Treasury Bill rate, effectively eliminating floor income on these loans. The Company's floor income is significantly less in periods when prevailing 91-day Treasury Bill rates exceed 5%. The Company earned $0.8 million of net floor income in 1997, $1.0 million in 1996, and $0.3 million in 1995, with year-to-year fluctuations caused primarily by changes in prevailing short-term interest rates. At December 31, 1997 and 1996, the Company held approximately $1.5 billion and $1.7 billion, respectively, of loans that could earn floor income.

The Company is currently eligible to make the following types of FFEL Program loans: Federal Stafford loans, Unsubsidized Federal Stafford loans, Federal PLUS ("PLUS") loans and Federal Consolidation loans. Federal Stafford loans are generally loans made to students who pass certain need criteria. Unsubsidized Federal Stafford loans are designed for students who do not qualify for Federal Stafford loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS loans are made to parents of students who are dependents. The Federal Consolidation Loan program allows certain borrower's loans of both the FFEL and Federal Direct Student Loan programs to be combined into one aggregate insured loan with an extended repayment term. The Company's portfolio also includes Federal Supplemental Loans for Students ("SLS loans") made prior to July 1994, when the program was terminated. Federal SLS loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. The SLS program was replaced with an expanded Unsubsidized Stafford loan program.

The Company's portfolio also contains loans originated through specifically tailored alternative loan programs. Alternative loan programs were developed for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the student's or parent's creditworthiness as opposed to financial need.

The majority of the Company's alternative loans have been originated through programs with The Educational Resource Institute ("TERI") for Supplemental loans and Professional Education Plan ("PEP") loans. TERI program loans include loans to medical and graduate students under the following programs: Medical Assist, Grad Assist, Nursing Assist, Eng Assist and MBA Assist. These loans are guaranteed by TERI, a not-for-profit corporation, which is not reinsured by the Federal government. The Company terminated its originations program with TERI in 1997. As of December 31, 1997 and 1996, the Company held $80.2 million and $82.2 million, respectively, of TERI insured loans, which were serviced by a third party.

In early 1997, the Company launched its new alternative loan product, CitiAssist, which offers students another means to meet their educational financing needs. CitiAssist loans are used to help close the gap between students' higher education costs and their available financial resources. The loan is prime rate based with FFEL program repayment characteristics, such as deferment of both principal and interest payments while the student is in school. Most CitiAssist loans are insured against default and other losses through a private third party insurer, TuitionGard, which is not reinsured by the Federal government. Most insured CitiAssist loans submitted for claim are paid the claim amount less a risk sharing cost, calculated at 5% of the sum of outstanding principal and accrued interest. As of December 31, 1997, no CitiAssist loans have been submitted for claim. A small amount of CitiAssist loans do not carry third party insurance. The Company is exposed to a potential 100% loss on these uninsured loans.

In order to comply with New York State Banking law and certain other requirements, CitiAssist loans are originated by CNYS, the Company's principal shareholder, however are serviced by the Company. Expenses incurred by the Company to underwrite, disburse and service CitiAssist loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. The loans are purchased by the Company at a premium shortly after the final disbursement is made. The premium is amortized as a reduction of interest income over the average life of a loan in the portfolio. As of December 31, 1997, the Company's CitiAssist portfolio totaled $13.7 million.

The Company's student loan portfolio is summarized by program type as follows:

                                                                                December 31,
($000's)                                                                      1997             1996
                                                                        ----------------------------
Stafford/Consolidation (including deferred origination
  costs of $20.2 million in 1997 and $17.0 million in 1996)             $6,626,023      $ 5,881,300
SLS/PLUS                                                                   905,285          930,761
Supplemental / PEP / Assist                                                 80,158           82,230
CitiAssist                                                                  13,691               --
                                                                        ----------------------------
Total student loans                                                     $7,625,157       $6,894,291
                                                                        ============================

The Company is insured on its holdings of FFEL program loans in the case of a borrower's default, death, disability or bankruptcy. Insurance on FFEL program loans is provided by certain state or non-profit guarantee agencies ("guarantors"), which are reinsured by the Federal government.

FFEL program guarantors generally guarantee loans for students attending institutions in their particular state or region or for their residents attending schools in another state. States that do not have their own guarantee agency contract with United Student Aid Funds, a multi-state guarantee agency, or another state agency.

The following schedule provides an analysis of the Company's student loans by guarantor/insurer:

                                                                       December 31,
($000's)                                                    1997      %           1996      %
                                                      ---------------------------------------
United Student Aid Funds                              $3,393,482     45    $ 2,895,395     42
California Student Aid Commission                      1,755,823     23      1,632,277     24
New York Higher Education Service Corp.                1,713,492     22      1,482,053     21
Illinois Student Aid Commission                          316,919      4        316,385      5
TERI                                                      80,158      1         82,230      1
TuitionGard                                               12,994     --             --     --
Other Guarantors                                         349,821      5        483,371      7
                                                      ---------------------------------------
Total guaranteed/insured                              $7,622,689    100     $6,891,711    100

Not guaranteed/insured                                     2,468     --          2,580    --
                                                      ---------------------------------------
Total student loans                                   $7,625,157    100     $6,894,291    100
                                                      =======================================


FFEL program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or borrower's death, disability, or bankruptcy, the Company files a claim with the guarantor of the loan. Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the unpaid principal balance and accrued interest on claimed defaulted loans, reflecting a 2% risk sharing loss as described below. FFEL program claims filed due to a borrower's death, disability, or bankruptcy are not subject to the 2% risk sharing loss provisions. Generally, guarantors of FFEL program loans are reinsured by the Federal government for 78-98% of claims paid (80-100% for loans disbursed before October 1,1993) depending on their claims experience.

Claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company for remedial servicing. During the remedial servicing period, income is not recognized. On certain paid claims, guarantors assess interest penalties, charged against interest income, for minor servicing defects. Net operational losses resulting from servicing or origination defects, which are charged to operating expense as incurred, amounted to $1.3 million in 1997, $1.4 million in 1996 and $1.6 million in 1995.

The 1992 Amendments to the Higher Education Act included provisions which provided for rebates of excess interest to either the borrowers or the Department of Education on certain loans disbursed on or after July 23, 1992 during periods when the average of the 91-day Treasury Bill rate for a quarter plus either 3.10% or 3.25% was less than the stated interest rate on the loan. As a result, previously accrued rebates amounting to $14.5 million were refunded in the form of principal adjustments to borrower accounts and/or reductions in government interest billings during 1995. SLS, PLUS and consolidation loans and loans with variable interest rates were not subject to the rebates. As a result of the 1992 Amendments, certain loans originated on or after July 23, 1992 were converted in 1994 to variable interest rate loans based on the 91-day Treasury Bill rate, effectively eliminating floor income on these loans.

In 1993, provisions of the Omnibus Budget Reconciliation Act (the "1993 Amendments") were enacted which included significant changes to the FFEL program. The 1993 Amendments imposed additional costs and income restrictions on originators and holders of FFEL program loans in the form of origination fees, risk sharing costs, and interest rate reductions. The 1993 Amendments also instituted the Federal Direct Student Loan ("FDSL") program by which student loans are made directly by the Federal government ("direct lending"), rather than by lending institutions such as the Company.

Under the FDSL program, the Federal government lends directly to students using U.S. Treasury funds. Direct lending accounted for approximately 30 - 40%, on a national basis, of all guaranteed student loans made in the 1995-96 and 1996-97 academic years. The 1993 Amendments allow direct lending to originate up to 50% in 1997-98 and 60% in 1998-99. The schools that volunteer for the direct lending program usually participate in that program exclusively, thereby effectively restricting the borrower pool available for new FFEL program originations. However, at the discretion of the Department of Education, schools may be allowed to participate in both the FDSL and FFEL programs.

Besides establishing the FDSL program, the 1993 Amendments include other provisions designed to reduce the cost of the FFEL program to the Federal government. The interest rate paid by the Federal government to holders of FFEL program loans during in-school, grace and deferment periods was reduced from 3.10% to 2.50% over the 91-day Treasury Bill rate, reset annually, for most loans disbursed on or after July 1, 1995. Also, provisions change the interest rate on FFEL program loans disbursed on or after July 1, 1998 to 1% over the 10-year Treasury Bill rate, reset annually. The Administration has proposed maintaining the current 91-day Treasury Bill index, but reducing the interest rate for most loans originated after June 30, 1998 by 0.80% from the current rate. Another proposal would extend the current interest rate structure until July 1999. Resolution of this issue may not occur for many months. However, if no Congressional action is taken, the 10-year plus 1% formula will take effect for loans disbursed on or after July 1, 1998. Both this rate as well as the Administration proposal would materially reduce the Company's net interest margin if new loans were originated under either of these rate structures. In addition, lenders are required to pay a 0.5% origination fee and holders of Federal Consolidation loans disbursed on or after October 1, 1993 are required to pay the Federal government an annual fee of 1.05% of the outstanding balances of such loans. Also, insured defaulted loans disbursed on or after October 1, 1993 that are submitted to a guarantor for claim are generally paid the claim amount less a risk sharing cost, calculated at 2% of the sum of the outstanding loan balance and accrued interest. Alternative loans insured by TERI are not subject to the risk sharing provisions, and most CitiAssist loans, insured by a third party, are subject to 5% risk sharing provisions. Some CitiAssist loans are not insured against loss and are potentially exposed to losses up to 100%. At December 31, 1997 and 1996, the Company had established reserves for these estimated risk sharing and other losses as allowance for loan losses.

Changes in allowance for loan losses are as follows:

($000's)                                                  1997             1996
                                                       -------------------------
Balance at beginning of year                           $ 1,570          $   548
Provision for loan losses                                3,310            2,500
Losses on claimed loans                                 (2,866)          (1,478)
                                                       -------------------------
Balance at December 31,                                $ 2,014          $ 1,570
                                                       =========================

3 Restructuring Plan

In December 1997 the Company formulated a restructuring plan which will realign its business and processing structure. The Company will be outsourcing a significant part of its operations to subsidiaries of Citicorp over the next 12 to 15 months. This will allow the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citibank. The Company expects the restructuring to substantially impact all of its approximately 800 Pittsford-based employees over the next 12-15 months.

In connection with this plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997 representing the costs the Company expects to incur. These charges include $16.2 million for severance benefits, $2.8 million for furniture and equipment write-downs and $1.5 million for other expenses. Substantially all of the plan will be completed over the next 12-15 months. Additional costs, which do not qualify for recognition in the charge, will be expensed as incurred in the implementation of the restructuring plan over the next 12 to 15 months. The fourth quarter charges resulted in a $8.5 million reduction in income tax expense for 1997 and has resulted in increased deferred tax assets at year-end. A reserve in the amount of $17.7 million has been recorded at December 31, 1997, which reflects the liability for future cash outflows associated with the $20.5 million charge less the $2.8 million furniture and equipment write-downs.

4 Other Assets

Other assets are summarized as follows:

                                                               December 31,
($000's)                                                   1997             1996
                                                       -------------------------
Accrued interest receivable
  From borrowers                                        160,409          136,276
  From Federal government                                44,949           43,667
Other                                                     1,760            5,861
                                                       -------------------------
Total other assets                                     $207,118         $185,804
                                                       =========================

5 Short-Term Borrowings

Short-term borrowings are summarized below:

                                                            December 31, 1997              December 31, 1996
                                              --------------------------------------------------------------
                                                                Weighted                        Weighted
                                                                 Average                         Average
($000's)                                         Amount       Interest Rate       Amount       Interest Rate
                                              --------------------------------------------------------------
Notes payable                                  $4,321,605         5.76%         $2,621,355         5.62%
Commercial paper                                     --           --               462,896         5.49%
Short-term portion of long-term notes           1,375,000         6.29%          1,425,000         6.09%
                                              --------------------------------------------------------------
Total short-term borrowings                    $5,696,605         5.89%         $4,509,251         5.76%
                                              ==============================================================

Short-term borrowings have an original or remaining term to maturity of one year or less.

At December 31, 1997 and 1996, notes payable consisted of borrowings made under an Omnibus Credit Agreement with CNYS, the majority stockholder. On March 1, 1997, the Company renegotiated its credit agreement with CNYS, increasing the maximum credit allowable under short-term borrowings to $4.5 billion from $2.8 billion and increasing the maximum aggregate credit level to $8.0 billion from $6.4 billion. During 1997, $3.3 billion in new short-term borrowings were made under this agreement and $1.6 billion in original short-term borrowings were paid. At April 1996, an amendment to the credit agreement converted $0.8 billion of unused short-term credit to long-term credit lines, thereby reducing the maximum credit allowable for short-term borrowings at that time to $2.8 billion. The interest rates payable on the credit facilities are variable, based on either the overnight or monthly Federal Funds rate or the LIBOR rate adjusted by the average 91-day T-Bill rate.

In the first quarter of 1997, all of the Company's commercial paper matured and the Company discontinued the program. This funding source, representing issuances to unaffiliated investors, was replaced by short-term funding available from the Omnibus Credit Agreement with CNYS. During 1997 and 1996, the Company's agreements with dealers permitted the Company to have up to $0.5 billion of commercial paper outstanding at any time. The interest rate was established by the market at the time of issuance. Discounts and premiums incurred in commercial paper transactions were amortized to interest expense over the term of the commercial paper.

In November 1996, the Company entered into a one-year $0.5 billion revolving credit agreement with a syndicate of banks. The credit agreement served as a backstop liquidity facility for the commercial paper program. This credit agreement, which had no outstanding balance at December 31, 1996, expired in November 1997 and was not renewed. A new facility will be procured if and when the Company decides to issue new commercial paper.

6 Long-Term Notes

A summary of long-term notes follows:

                                                                                              December 31,
($000's)                                                                                  1997           1996
                                                                                  ----------------------------
Student Loan Marketing Association (Sallie Mae) Note, based on the 91-day
  Treasury Bill rate (note rate is 5.92% at December 31, 1996), repricing weekly, paid
  December 23, 1997                                                                $        --    $   600,000
Citibank (New York State) (CNYS) Notes, based on the
  52-week Treasury Bill rate (note rate is 6.32% at December 31, 1996)
  repricing annually, paid July 1, 1997                                                     --        500,000
CNYS Note, based on the 91-day Treasury Bill rate
  (note rate is 6.10% at both December 31, 1997 and 1996),
  repricing quarterly, due October 1, 1998                                             400,000        400,000
CNYS Note, based on attributes of both LIBOR and the 91-day
  Treasury Bill rate (note rate is 6.36% at December 31, 1997),
  repricing quarterly, due April 3, 2000                                               100,000             --
CNYS Notes, based on LIBOR (note rates are 6.08% and 5.96% at December 31, 1997 and 1996, respectively), repricing quarterly, series due between April 1, 1998
  and November 1, 2000                                                               2,485,000      2,000,000
Less: short-term portion                                                            (1,375,000)    (1,425,000)
                                                                                  ----------------------------
Total long-term notes                                                              $ 1,610,000    $ 2,075,000
                                                                                  ============================

In December 1997, the $600 million Sallie Mae notes were retired, prior to the scheduled January 30, 1998 due date. At December 31, 1996, the SLMA notes were secured by $636 million of insured student loans.

On March 1, 1997, the Company renegotiated its Omnibus Credit Agreement with CNYS, increasing the maximum aggregate credit level for combined short and long-term debt to $8.0 billion from $6.4 billion. Any unused credit within the $8.0 billion limit was made eligible for new long-term borrowings. Under this agreement, $1.6 billion in new long-term borrowings was made in 1997 and $1.5 billion in long-term notes was paid.

In April 1996, an amendment to the credit agreement with CNYS reclassified $0.8 billion of unused short-term credit to long-term credit lines. Although the maximum aggregate credit at that time under this facility remained at $6.4 billion, the credit limit was reapportioned to provide a maximum of $2.8 billion in short-term and $3.6 billion in long-term borrowings. Under this amendment, an additional $0.1 billion in new long-term borrowings was made in October 1996.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. Additionally, the Company has entered into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. Under these swap agreements, indices of the interest obligations of the Company's LIBOR-based notes have been swapped into 52-week and 91-day Treasury Bill rates. See Note 13 for further discussion.

7 Other Liabilities

Other liabilities are summarized as follows:

                                                                                      December 31,
($000's)                                                                         1997             1996
                                                                             ---------------------------
Interest payable, payable primarily to CNYS and its affiliates               $ 48,295         $ 69,997
Income tax liability, payable primarily to CNYS                                16,542            7,628
Accrued liabilities and other                                                  63,761           74,645
                                                                             ---------------------------
Total other liabilities                                                      $128,598         $152,270
                                                                             ===========================

8 Other Expenses

A summary of other expenses follows:

                                                    Years ended December 31,
                                                    1997      1996      1995
($000's)                                         ----------------------------
Data processing                                  $ 4,312   $ 4,077   $ 4,634
Servicing, professional, guarantor
  and other fees paid                             10,181     8,937     5,717
Advertising and marketing                          7,454     4,908     5,604
Stationery, supplies and postage                   2,738     2,791     3,017
Premises, primarily rent                           2,213     3,226     2,959
Communications                                     3,503     2,792     2,220
Depreciation                                       1,694     1,181       903
Operational losses on guaranteed student loans     1,297     1,390     1,563
Travel and entertainment                           1,503     1,226     1,375
Minor equipment                                      477       368       494
Other                                                218       410        16
                                                 ----------------------------
Total other expenses                             $35,590   $31,306   $28,502
                                                 ============================

9 Related Party Transactions

At December 31, 1997, CNYS owned 80% of the outstanding stock of the Company. Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates), which relate to the Company and have been reflected in the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995. A change in CNYS's percentage ownership of the Company may change some of the agreements with related parties (e.g., employee benefits).

As discussed in Note 12, the Company shares with CNYS 50% of the deferred tax benefits resulting from the payments made by the Company in November 1992 in exchange for the transfer of assets to the Company from CNYS and the execution of a noncompetition agreement.

Since October 1997, the salary and fringe benefits of the Company's chief executive officer have been paid by a subsidiary of Citicorp other than the Company, which the chief executive officer also manages.

Expenses (as presented in the chart below) for facilities and building services provided by CNYS (or its affiliates) are assessed based on actual usage or other allocation methods which, in the opinion of management, approximate actual usage. Management believes that such agreements and transactions are on terms no less favorable to the Company than those which could be obtained from unaffiliated third parties and it is the Company's intent that these transactions be conducted at arm's length.

Below is a summary of related party transactions with CNYS (or its affiliates), other than CitiAssist loan transactions described in Note 2, employee benefit related transactions described in Note 10, stock option plan described in Note 11, and income taxes described in Notes 1, 7 and 12:

                                                                        Years ended December 31,
($000's)                                                               1997       1996       1995
                                                                   ------------------------------
Revenues
Interest earned from cash management activities                    $     22   $     19   $     --
Fees for servicing student loan portfolios
  (primarily CitiAssist for 1997)                                       564         48         60
                                                                   ------------------------------
Expenses
Cost of funding provided                                           $372,310   $306,042   $272,489
Telecommunications                                                      668        652        452
Facilities and building services                                      1,986      2,422      2,308
Processing of payments and outgoing mail                                470        418        483
Payroll and benefits administration                                     428        446        362
Data processing                                                       2,062      1,997      1,691
Statement production                                                  2,093        941         --
Audit                                                                   450         --         --
Other                                                                   182         92        183
                                                                   ==============================

10 Employee Benefits

The Company's employees are covered under various Citicorp benefit plans, including medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans. Citicorp charges the Company a fringe rate calculated by allocating a portion of the total Citicorp cost of providing benefits based on the ratio of the total Company salary expense to total Citicorp salaries. As described in
Note 9, since October 1997 the Company's chief executive officer's benefits have not been paid by the Company or included in the Company's fringe rate. The fringe rate applied to salaries was 32.00% for 1997, 31.74% for 1996, and 29.97% for 1995. In determining the fringe rate, Citicorp considers the historical benefit and salary experience for all Citicorp employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citicorp's percentage ownership in the Company were reduced below 50%, the Company would withdraw from participation in certain Citicorp benefit plans and procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

Pension Plans

Retirement benefits under the Citicorp defined benefit pension plans in which the Company's employees participate are based on years of credited service, the highest average compensation (as defined), and the primary social security benefit. While the qualified plan is adequately funded, it is Citicorp's policy to fund this plan to the extent contributions are tax deductible. Non-qualified plans are not pre-funded since contributions to these plans are not tax deductible. The amount of pension expense allocated to the Company was $947,000, $994,000, and $417,000 in 1997, 1996 and 1995, respectively.

Postretirement Benefits

As a subsidiary of Citicorp, the Company provides postretirement health care and life insurance benefits to all eligible retired employees. Retirees share in the cost of their health care benefits through co-payments, service-related contributions and salary-related deductibles. Retiree life insurance benefits are noncontributory. Citicorp's policy is to fund these plans to the extent such contributions are tax-deductible. The net periodic postretirement benefit cost for the Company, representing the amount of contribution charged by Citicorp for the period, was $273,000 for 1997, $281,000 for 1996 and $270,000 for 1995.

Postemployment Benefits

Postemployment benefits, such as disability and similar benefits provided to former or inactive employees, are administered by Citicorp. The amount of contribution charged to the Company by Citicorp for postemployment benefits was $116,000 for 1997, $151,000 for 1996, and $168,000 for 1995.

11 Stock Option Plan

The Company uses the intrinsic value accounting method for stock awards under which there is generally no charge to earnings for employee stock option awards.

Alternatively, FASB rules permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models, intended to estimate the fair value of the awards at the grant date. Earnings per share dilution would be recognized as well.

In 1993, the stockholders of the Company approved the 1993 Stock Incentive Plan (the "Plan") to grant Company common stock options to certain key employees. Under the Plan, the Board of Directors authorized the issuance of options, up to a maximum of 500,000 shares, to these employees over a five-year period, starting January 1, 1993.

Under the Plan, options to purchase 58,500 shares of the Company's common stock were granted to certain key employees in 1993 at an exercise price of $16.13 per share. The exercise price is the fair market value of the stock on the date of grant. One half of the options becomes exercisable on the later of the first anniversary of the date of the grant or thirty days after the date on which Citicorp's direct or indirect ownership of the Company's common stock drops below 50%. The remaining options become exercisable on the first anniversary of the date of exercisability of the options in the first group. The options expire ten years after the grant date or upon the occurrence of certain other events. Options exercised would be redeemed through the new issuance of previously authorized, but unissued, shares, the use of treasury shares or the purchase of shares in open market transactions. Since all options were granted prior to 1995, none are affected by the new FASB rules described above.

Options to purchase 39,500 and 58,500 shares of the Company's common stock remained outstanding at December 31, 1997 and 1996, respectively . No options were granted in 1997, 1996 or 1995. No options were exercised or exercisable, due to the exercise restrictions noted above, during 1997, 1996 or 1995. Of the options granted, 19,000 were terminated in 1997. No options expired or were terminated in 1996 or 1995. No additional options may be granted under the Plan after January 1, 1998.

Certain of the Company's employees participate in Citicorp's 1997 Stock Incentive Plan and predecessor plans (the "Citicorp Plans"). Under the Citicorp Plans options have been granted to key employees for terms of up to 10 years to purchase Citicorp common stock at not less than the fair market value of the shares at the date of grant. Citicorp options were granted to some of the Company's senior management in each of 1997, 1996, and 1995. Generally, 50% of the options granted prior to 1995 are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of the grant, and, generally, 50% of the options granted in 1995 and thereafter are exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of the grant.

12 Income Taxes

The provision for income taxes consists of the following:

                                                   Years ended December 31,
($000's)                                       1997           1996          1995
                                           -------------------------------------
Current
Federal                                    $ 28,993       $ 26,809      $ 23,707
State                                         8,151          8,391         7,594
                                           -------------------------------------
                                             37,144         35,200        31,301
                                           -------------------------------------
Deferred
Federal                                      (1,171)         8,153         8,924
State                                          (329)         2,552         2,858
                                           -------------------------------------
                                             (1,500)        10,705        11,782
                                           -------------------------------------
Total income tax provision                 $ 35,644       $ 45,905      $ 43,083
                                           =====================================

The 1997 income tax provision reflects $8.5 million of income tax benefits related to the Company's restructuring plan in which $20.5 million in employee termination benefits, furniture and equipment write-downs and other costs were incurred in 1997. (See note 3.)

The Company's deferred tax assets of $40.7 million and $39.2 million at December 31, 1997 and 1996, respectively, primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The 1997 deferred tax asset balance also includes $8.5 million in tax benefits related to the restructuring costs. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company has agreed to share with CNYS 50% of the deferred tax benefits arising from the intercompany payments. Accordingly, the liability to CNYS is recorded on the balance sheet as payable to principal stockholder.

Deferred tax assets were comprised of the following:

                                                               December 31,
($000's)                                                   1997             1996
                                                        ------------------------
Loan premium                                            $19,388          $25,235
Account relationship                                      8,917            9,707
Noncompetition agreement                                  2,822            3,072
Restructuring costs                                       8,459               --
Other                                                     1,157            1,229
                                                        ------------------------
Total deferred tax assets                               $40,743          $39,243
                                                        ========================

The reconciliation of the Federal statutory income tax rate of 35% for 1997, 1996 and 1995 to the effective income tax rate reflected in the provisions for income taxes applicable to operations is as follows:

                                                        Years ended December 31,
($000's)                                                1997     1996       1995
                                                     ---------------------------
Income taxes computed at Federal statutory rate      $30,560   $38,792   $36,289
State tax provision, net of Federal benefits           5,084     7,113     6,794
                                                     ---------------------------

Total income tax provision                           $35,644   $45,905   $43,083
                                                     ===========================

13 Interest Rate Swap Agreements

The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. Net amounts of interest receivable or payable on these agreements at December 31, 1997 and 1996 were accrued and recorded as adjustments to interest expense. Interest expense of $0.3 million and $2.3 million related to interest rate swap activity was recorded for 1997 and 1996, respectively. For 1995, interest expense was reduced by $2.9 million as a result of swap activity. The net accrued interest payable balances at December 31, 1997 and 1996 were $0.4 million and $9.3 million, respectively. During 1997 and 1996, net payments of $9.2 million and $2.7 million, respectively, were made to meet contracted swap agreement obligations. For 1995, net interest of $3.1 million was received by the Company. The aggregate notional principal amounts outstanding at December 31, 1997 and 1996 were $2.2 billion and $2.0 billion, respectively.

At each of December 31, 1997 and 1996, the Company owned approximately $0.9 billion of SLS and PLUS loans which reset annually based on the 52-week Treasury Bill yield. The Company funds this portfolio with 3-month LIBOR indexed debt. To better match the interest rate characteristics of this liability with its assets, the Company has entered into interest rate swap agreements with an affiliate of CNYS for a portion of this portfolio, in which the Company receives payments based on the 3-month LIBOR and makes payments based on the asset yield. At December 31, 1997 and 1996, the Company also owned $6.6 billion and $5.9 billion, respectively, of Stafford loans that reset weekly based on the 91-day Treasury Bill rate. To better match that portion of the funding that is based on 3-month LIBOR with the asset, the Company has entered into swaps with an affiliate of CNYS for a portion of the LIBOR funded portfolio to receive payments based on the 3-month LIBOR and make payments based on the 91-day Treasury Bill rate. Entering into basis swap agreements to receive interest based on the characteristics of the Company's liabilities and pay interest based on the interest rate characteristics of the Company's assets effectively reduces the risk of the potential interest rate variability.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps with related parties which have investment-grade external credit ratings. As of December 31, 1997 and 1996, all interest rate swap agreements were with Citibank, N.A., an affiliate of CNYS.

Interest rate swap agreement maturity dates range from January 2, 1998 to November 2, 1998. During 1998, all of the contracts outstanding at December 31, 1997, amounting to $2.2 billion total notional principal, will expire. There were no terminations of interest rate swap agreements before contract maturity dates in the years 1997, 1996, or 1995.

14 Fair Value of Financial Instruments

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

As detailed in the accompanying table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, maturity and contractual settlement dates, and growth of the portfolio.

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

Long-Term Notes

The fair value of these instruments is calculated by discounting cash flows through maturity using estimated market rates. All of the long-term notes outstanding at December 31, 1997 reprice quarterly. Due to the frequency of repricing, carrying value approximates fair value at December 31, 1997.

Derivatives

The carrying value of derivatives represents the accrued interest payable, net of interest receivable, on the Company's interest rate swap agreements at year-end. The fair value is the estimated cost to terminate interest rate swap agreements associated with long-term notes. The fair value of these costs was based on an estimate obtained from an affiliate of CNYS, Citibank, N.A., the Company's dealer in these financial instruments. See Notes 1 and 13 for further information.

The estimated fair value of the Company's financial instruments as of December 31, is as follows:

                                                        1997                                 1996
                                         -------------------------------------------------------------------------
                                                                Excess of Fair                      Excess of Fair
                                                                  Value over                          Value over
                                          Carrying       Fair      Carrying    Carrying       Fair     Carrying
                                           Amount       Value       Value       Amount       Value      Value
($000's)                                 -------------------------------------------------------------------------
Financial Assets
Insured student loans, net               $7,623,143   $8,032,840   $409,697   $6,892,721  $7,197,750   $305,029
Cash                                          2,108        2,108         --          567         567         --
Accrued interest receivable                 205,358      205,358         --      179,943     179,943         --
                                         -------------------------------------------------------------------------
Financial Liabilities
Short-term borrowings                    $5,696,605   $5,696,605   $     --   $4,509,251  $4,509,251   $     --
Long-term notes                           1,610,000    1,610,000         --    2,075,000   2,074,858       (142)
  Related derivatives liability                 375          575        200        9,286      11,128      1,842
Accrued interest payable                     47,920       47,920         --       60,711      60,711         --
Accrued fees and expenses payable,
  including restructuring liabilities        98,027       98,027         --       82,273      82,273         --
                                         -------------------------------------------------------------------------

15 Earnings Per Share

Basic and diluted earnings per share ("EPS") have been calculated in accordance with SFAS No. 128, which requires restatement of all prior period earnings per share. Because the Company's prior EPS computations agreed with the current standard, no restatement was made.

Options to purchase shares of the Company's common stock at an exercise price of $16.13 per share (see note 11) were outstanding during all of 1997, 1996, and 1995, but were not included in the computation of diluted EPS as the conditions for issuance have not been met. As the Company had no dilutive potential common shares outstanding during 1997, 1996 or 1995, the calculation of both the basic and diluted EPS is the same in each of 1997, 1996, and 1995.

The net income available to common stockholders (the same as reported net income) was $51.7 million for 1997, $64.9 million for 1996, and $60.6 million for 1995. The weighted average shares outstanding during all of 1997, 1996, and 1995 was 20 million. Basic (and diluted) EPS is $2.58 for 1997, $3.25 for 1996, and $3.03 for 1995, calculated by dividing income available to common stockholders by weighted average shares.

16 Commitments and Contingencies

The Company is obligated under several non-cancelable operating leases for equipment. Those expenses totaled $0.5 million, $0.8 million, and $0.9 million, for each of the years ended December 31, 1997, 1996, and 1995, respectively. Such expenses exclude amounts paid of $2.0 million, $2.4 million, and $2.3 million in 1997, 1996, and 1995, respectively, under the related party facilities and building services agreement referred to in Note 9. This agreement expired in December 1997 and a renewable short-term agreement has been procured.

Future minimum lease payments at December 31, 1997 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 1997 are as follows:

                              Minimum
                                Lease
($000's)                     Payments
--------------------------------------
1998                             $285
1999                              121
2000                               11
After 2000                         --
--------------------------------------
Total minimum lease payments     $417
======================================

At December 31, 1997 and 1996, variable rate loans in the amounts of $434.4 million and $350.9 million, respectively, have been committed, but not disbursed. These amounts do not include any commitments to purchase CitiAssist Loans as the Company purchased all loans that were eligible for 1997 purchase by year-end. Loans become eligible for purchase from CNYS after they are fully disbursed.

Various legal proceedings arising out of the normal course of business are pending against the Company. However, management believes that the aggregate liability arising from these proceedings will not be material to the Company's financial position or results of operations.

Provisions of the Omnibus Budget Reconciliation Act of 1993 included a planned reduction of the current FFEL program and the July 1994 initiation of the FDSL program. The impact of these provisions on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL program in the years to come. The Act also imposes additional costs to hold and disburse guaranteed student loans, which has reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels. The Act also changes the interest rate on most new FFEL program disbursements made on or after July 1, 1998 to the 10-year Treasury Bill rate plus 1%, resetting annually. The Administration has proposed maintaining the current 91-day Treasury Bill index, but reducing the interest rate of loans originated after June 30, 1998 by 0.80% from the current rate. Another proposal would extend the current interest rate structure until July 1999. Resolution of this issue may not occur for many months. However, if no Congressional action is taken, the 10-year plus 1% formula will take effect for loans disbursed on or after July 1, 1998. Both this rate as well as the Administration proposal would materially reduce the Company's net interest margin if new loans were originated under either of these rate structures.

There can be no assurance that the provisions of the Federal Higher Education Act of 1965 will be reauthorized prior to its expiration on September 30, 1998. In addition, provisions of the Act may be amended by Congress at any time prior to that date, possibly resulting in further reductions in FFEL program loan subsidies in the form of increased risk sharing costs and reduced interest margins. Any such amendment, or the failure to reauthorize the Act in 1998, could have a material adverse effect on the Company's business and prospects.

17 Future Impacts of Recently Issued Accounting Standards

Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the FASB is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

During the first quarter of 1998 the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," which addresses the manner in which certain adjustments to stockholders' equity (principally foreign currency translation and unrealized gains and losses on available for sale securities) are displayed in the financial statements, with no effect on reported earnings, assets or capital.

Also during 1998 the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises the requirements for disclosing segment data. The new standard is not expected to result in significant changes in the Company's reporting.

Securities and Exchange Commission Information

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, Commission File Number 1-11616.

The Student Loan Corporation (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The Company is incorporated in the State of Delaware; its I.R.S. Employer Identification Number is 16-1427135; the address of the principal executive offices is 99 Garnsey Road, Pittsford, New York, 14534; and its phone number is
(716) 248-7604.

The Company has 20 million shares of common stock registered pursuant to section 12(b) of the Securities Exchange Act of 1934 and listed on the New York Stock Exchange.

The aggregate market value of voting stock held by non-affiliates of the Company as of February 13, 1998 was approximately $187 million. On that date, there were 20 million shares of the Company's common stock outstanding to both affiliates and non-affiliates. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K.

Certain information has been incorporated by reference into this annual report from the Company's 1998 Proxy Statement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by Carl E. Levinson, Chairman and Chief Executive Officer of The Student Loan Corporation, thereunto duly authorized, on March 25, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on March 25, 1998 by Carl E. Levinson, Chairman and Chief Executive Officer; Bill Beckmann, Director; and Yiannis Zographakis, Chief Financial and Principal Accounting Officer

The Directors of the Student Loan Corporation listed below executed power of attorneys appointing Bill Beckmann their attorney-in-fact, empowering him to sign this report on their behalf:

Christopher F. Edley, Peter M. Gallant, Evelyn E. Handler, Laura D. Williamson

Independent Auditors' Consent

The Board of Directors of The Student Loan Corporation:

We consent to incorporation by reference in the registration statement No. 33-63698 on Form S-8 of The Student Loan Corporation of our report dated February 4, 1998, relating to the balance sheets of The Student Loan Corporation as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report has been incorporated by reference in the December 31, 1997 annual report on Form 10-K of The Student Loan Corporation.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Rochester, New York
March 23, 1998


Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial statements filed for The Student Loan Corporation:

Statements of Income for the years ended December 31, 1997, 1996 and 1995. Balance Sheets as of December 31, 1997 and 1996.
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995. Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.
Notes to Financial Statements.

The Student Loan Corporation filed no reports on Form 8-K for 1997. The Student Loan Corporation's Restated Certificate of Incorporation, Bylaws of the Company, as amended, and certain other material contracts have been previously filed with the Securities and Exchange Commission as exhibits to various registration statements and periodic reports.

Stockholders may obtain copies of such documents by writing to The Student Loan Corporation, Investor Relations, 99 Garnsey Road, Pittsford, NY 14534.

Powers of Attorney of Directors Edley, Gallant, Handler, and Williamson as Directors of The Student Loan Corporation are filed herewith.

10-K Cross Reference Index

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission.

Part I                                                                                                        Page

Item 1  Business ..............................................................................         1 and 8-12

Item 2  Properties ............................................................................                 12

Item 3  Legal Proceedings .....................................................................                 12

Item 4  Submission of Matters to a Vote of Security Holders ...................................     Not Applicable
------------------------------------------------------------------------------------------------------------------

Part II

Item 5  Market for the Registrant's Common Equity and Related Stockholder Matters .............                 36

Item 6  Selected Financial Data ...............................................................                 37

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations .                1-7

Item 8  Financial Statements and Supplementary Data ...........................................              14-32

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure ...................................................     Not Applicable
------------------------------------------------------------------------------------------------------------------

Part III

Item 10 Directors and Executive Officers of the Registrant ....................................                  *

Item 11 Executive Compensation ................................................................                  *

Item 12 Security Ownership of Certain Beneficial Owners and Management ........................                  *

Item 13 Certain Relationships and Related Transactions ........................................                  *

Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................                 34
------------------------------------------------------------------------------------------------------------------

Signatures .....................................................................................                33
------------------------------------------------------------------------------------------------------------------

* The Student Loan Corporation's 1998 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

Directors and Executive Officers


DIRECTORS           Bill Beckmann
                    President and Chief Operating Officer
                    The Student Loan Corporation

                    Christopher F. Edley
                    President Emeritus
                    The College Fund/UNCF

                    Peter M. Gallant
                    Vice President and Treasurer
                    Citicorp and Citibank, N.A.

                    Dr. Evelyn E. Handler
                    Executive Director Emeritus
                    California Academy of Science

                    Carl E. Levinson
                    Chairman and Chief Executive Officer
                    The Student Loan Corporation

                    Laura D. Williamson
                    Vice President
                    Citibank, N.A.


EXECUTIVE OFFICERS  Carl E. Levinson
                    Chairman and
                    Chief Executive Officer

                    Bill Beckmann
                    President and
                    Chief Operating Officer

                    Gerald Bystrak
                    Vice President and
                    Director of Operations

                    John R. Coffin
                    Vice President and
                    General Counsel

                    Thomas Quinn
                    Vice President and
                    Director of Sales

                    Yiannis Zographakis
                    Vice President and
                    Chief Financial Officer


Stockholder Information

Investor Relations

Copies of the Corporation's Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 99 Garnsey Road, Pittsford, NY 14534, or by telephone request to Bradley D. Svalberg, Director of Investor Relations at 716-248-7187. Information is also available on the Company's website at http://www.citibank.com/student.

Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Friday, May 8, 1998 in New York City.

Transfer Agent and Registrar

Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043.

Market for the Registrant's Common Equity and Related Stockholder Matters

Since December 17, 1992, the Company's common stock has been listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of the common stock at February 13, 1998 was 57. The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 1997 and 1996.

                             1997                                             1996
------------------------------------------------------------------------------------------------------
            1st          2nd          3rd         4th          1st        2nd        3rd        4th
          Quarter      Quarter      Quarter     Quarter      Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------------------------------------------
High      $41 3/8      $44         $47 11/16   $53 15/16     $41 1/4    $39 1/4    $36 3/8    $38 7/8
Low        35 7/8       35 3/4      40  3/4     48            33 5/8     34 7/8     32 1/8     33 3/8
Close      36 3/8       42 7/16     46  3/4     49  3/8       38 5/8     36         33 1/2     37 1/4

The Company paid a quarterly dividend of $0.06 per share on the common stock for each of the first three quarters of 1996 and $0.12 per share for the fourth quarter of 1996 and the first two quarters of 1997. The quarterly dividend was increased to $0.15 per share beginning with the third quarter of 1997.


FINANCIAL HIGHLIGHTS STUDENT LOAN CORPORATION

(Dollars in millions, except per                                       Years ended December 31,
share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                   1997            1996           1995            1994            1993
--------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
Net interest income                             $   175.9       $   175.2       $   161.9       $   146.0       $   147.7
Total operating expenses,
  excluding restructuring costs                 $    68.1       $    61.9       $    57.6       $    51.0       $    40.0
Restructuring expenses                          $    20.5             --              --              --              --
Total operating expenses                        $    88.6       $    61.9       $    57.6       $    51.0       $    40.0
Net income                                      $    51.7       $    64.9       $    60.6       $    54.9       $    64.7
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  (as of December 31)
Total assets                                    $ 7,831.1       $ 7,118.3       $ 6,387.4       $ 5,365.1       $ 4,346.9
Long-term notes                                 $ 1,610.0       $ 2,075.0       $ 3,400.0       $ 1,100.0       $   600.0
Payable to principal stockholder                $    17.1       $    19.8       $    29.1       $    32.2       $    40.0
--------------------------------------------------------------------------------------------------------------------------
EARNINGS DATA
Cash dividends declared per common share        $    0.54       $    0.30       $    0.24       $    0.24       $    0.18
Basic and diluted earnings per common share(/1/)$    2.58       $    3.25       $    3.03       $    2.75       $    3.23
Net interest margin                                  2.42%           2.68%           2.85%           3.18%           3.98%
Operating expenses as a percentage of average
  insured student loans, excluding
    restructuring costs                              0.94%           0.95%           1.02%           1.11%           1.09%
Total operating expenses as a percentage of
  average insured student loans                      1.22%           0.95%           1.02%           1.11%           1.09%
--------------------------------------------------------------------------------------------------------------------------
EARNINGS DATA CORE(/2/)
Net income                                      $    50.8       $    63.9       $    60.3       $    47.8       $    40.4
Basic and diluted earnings per common share(/1/)$    2.54       $    3.20       $    3.01       $    2.39       $    2.02
Net interest margin                                  2.40%           2.65%           2.85%           2.85%           2.86%
--------------------------------------------------------------------------------------------------------------------------
OTHER
Average insured student loans                   $ 7,269.2       $ 6,547.5       $ 5,669.4       $ 4,591.4       $ 3,688.2
Average number of loan accounts
  serviced (thousands)                              1,888           1,706           1,497           1,226           1,041
Loan disbursements(/3/)                         $ 1,474.3       $ 1,425.0       $ 1,441.6       $ 1,434.4       $ 1,171.2
Book value per share
  (as of December 31)                           $   20.16       $   18.10       $   15.15       $   12.36       $    9.85
Common stock price(/4/)
  High                                          $53 15/16       $  41 1/4       $  35 1/2       $  20 7/8       $  30 1/2
  Low                                           $35 3/4         $  32 1/8       $  18 3/8       $  18 1/8       $  14 1/4
  Close                                         $49 3/8         $  37 1/4       $  34           $  18 1/4       $  18 7/8
Total number of employees
  (as of December 31)                                 844             810             790             788             662
--------------------------------------------------------------------------------------------------------------------------

(1) In 1997 the Company adopted SFAS No. 128, "Earnings per Share" which did not change earnings per share from that previously reported.

(2) Core earnings data represents earnings data excluding floor net income.

(3) For 1996 and 1995, disbursements included $53 million and $127 million, respectively, in loan consolidations made under specific agreements with the Department of Education and several of its contractors. The consolidation agreements were phased-out in mid-1996.

(4) Common stock price is based on The New York Stock Exchange composite listing.