Form 10-Q
period 1998-03-31
STUDENT LOAN CORP
filed 1998-05-15
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

      On May 8, 1998, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
REVENUE
  Interest income                                           $156,835   $142,779
  Interest expense                                           111,451     98,050
                                                            --------   --------
  Net interest income                                         45,384     44,729
  Provision for loan losses                                      788        705
                                                            --------   --------
  Net interest income after provision for loan losses         44,596     44,024
  Fee and other income                                           362         22
                                                            --------   --------
    Total revenue, net                                      $ 44,958   $ 44,046
                                                            --------   --------

OPERATING EXPENSES
  Salaries and employee benefits                            $  8,930   $  7,562
  Other expenses                                               7,819      8,559
                                                            --------   --------
    Total operating expenses                                $ 16,749   $ 16,121
                                                            --------   --------

  Income before income taxes                                $ 28,209   $ 27,925
  Income taxes                                                11,403     11,110
                                                            --------   --------

NET INCOME                                                  $ 16,806   $ 16,815
                                                            ========   ========

NET INCOME - Core (excluding floor income)                  $ 16,692   $ 16,496
                                                            ========   ========

NET INCOME - Floor                                          $    114   $    319
                                                            ========   ========

DIVIDENDS DECLARED                                          $  3,000   $  2,400
                                                            ========   ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE
  (based on 20 million average shares outstanding)

Net income - Core                                           $   0.83   $   0.82
Net income - Floor                                          $   0.01   $   0.02
                                                            --------   --------

Net income                                                  $   0.84   $   0.84
                                                            ========   ========

DIVIDENDS DECLARED PER COMMON SHARE                         $   0.15   $   0.12
                                                            ========   ========

OPERATING RATIOS

Net interest margin                                             2.33%      2.54%
Net interest margin - Core                                      2.32%      2.51%
Operating expenses as a percentage of
  average insured student loans                                 0.86%      0.92%

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                       March 31,    December 31,
                                                         1998           1997
                                                       ----------    ----------
ASSETS
   Insured student loans                               $7,975,540    $7,625,157
   Allowance for loan losses                                2,191         2,014
                                                       ----------    ----------
   Insured student loans, net                           7,973,349     7,623,143
   Cash                                                       263         2,108
   Deferred tax benefits                                   40,500        41,581
   Other assets                                           220,882       207,118
                                                       ----------    ----------

   Total Assets                                        $8,234,994    $7,873,950
                                                       ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                               $5,129,974    $5,696,605
   Long-term notes                                      2,530,000     1,610,000
   Payable to principal stockholder                        16,140        17,063
   Restructuring liabilities                               17,692        17,724
   Other liabilities                                      124,260       129,436
                                                       ----------    ----------

     Total Liabilities                                  7,818,066     7,470,828
                                                       ----------    ----------

   Common stock                                               200           200
   Additional paid-in capital                             134,380       134,380
   Retained earnings                                      282,348       268,542
                                                       ----------    ----------

     Total Stockholders' Equity                           416,928       403,122
                                                       ----------    ----------

   Total Liabilities and Stockholders' Equity          $8,234,994    $7,873,950
                                                       ==========    ==========


AVERAGE INSURED STUDENT LOANS                          $7,912,095    $7,269,249
     (year-to-date)                                    ==========    ==========

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Cash flows from operating activities:
Net income                                                  $ 16,806   $ 16,815
Adjustments to reconcile net income to
net cash from operating activities:
   Depreciation and amortization                               1,314      1,375
   Provision for loan losses                                     788        705
   Deferred tax provision                                      1,081      1,423
   Increase in accrued interest receivable                   (10,780)   (11,901)
   Increase in other assets                                   (2,758)    (5,724)
   Decrease in other liabilities                              (6,131)   (26,744)
                                                            --------   --------

Net cash provided by (used in) operating activities              320    (24,051)
                                                            --------   --------

Cash flows from investing activities:
   Disbursements of loans                                   (609,855)  (520,681)
   Repayment of loans                                        240,925    217,634
   Sale of loans, net of purchases                            16,622     11,022
   Capital expenditures on furniture and equipment              (226)      (961)
                                                            --------   --------

Net cash used in investing activities                       (352,534)  (292,986)
                                                            --------   --------

Cash flows from financing activities:
   Net increase (decrease) in borrowings with
      original maturities of one year or less               (566,631)   284,188
   Proceeds from long-term borrowings                        920,000     35,000
   Dividends paid to stockholders                             (3,000)    (2,400)
                                                            --------   --------

Net cash provided by financing activities                    350,369    316,788
                                                            --------   --------

Net decrease in cash                                          (1,845)      (249)
Cash - beginning of period                                     2,108        567
                                                            --------   --------

Cash - end of period                                        $    263   $    318
                                                            ========   ========

Supplemental disclosure of cash flow information:

    Cash paid during the periods for:
          Interest                                          $102,625   $112,224
          Income taxes                                      $  7,308   $      3


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.      SIGNIFICANT ACCOUNTING POLICIES

        INTERIM FINANCIAL INFORMATION

        The financial information of The Student Loan Corporation (the "Company") as of March 31, 1998 and for the three-month periods ended March 31, 1998 and March 31, 1997 include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

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

2.      COMMITMENTS AND CONTINGENCIES

        REGULATORY IMPACTS

        Provisions of the Higher Education Act (the "Act") adopted in 1993 included increased costs and reduced interest payments to lenders participating in the Federal Family Education Loan ("FFEL") program and the introduction of a competitor program, the Federal Direct Student Loan program. The impact of these provisions on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL program in the years to come. The legislative changes have reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels. The 1993 provisions of the Act also change the interest rate on most new FFEL program disbursements made on or after July 1, 1998 to the 10-year Treasury Bill rate plus 1%, resetting annually, although legislation that would amend this provision is pending. The Administration has proposed maintaining the current 91-day Treasury Bill index, but reducing the interest rate paid by borrowers for most loans originated after June 30, 1998 by 0.80% from the current rate. Current congressional proposals call for the 0.80% interest rate reduction to be borne 0.30% by lenders and 0.50% by the Federal Government in the form of interest subsidies. Resolution of this issue may not occur for many months. However, if no Congressional action is taken, the 10-year plus 1% formula will take effect for loans disbursed on or after July 1, 1998. This rate would result in materially lower yields on new loans made by the Company compared to yields from loans made at the current rate.

        In addition, there can be no assurance that the provisions of the Higher Education Act will be reauthorized prior to its expiration on September 30, 1998. In addition, provisions of the Act may be amended by Congress at any time prior to that date, possibly resulting in further reductions in FFEL program loan subsidies in the form of increased risk sharing costs and reduced interest margins. Any such amendment, or the failure to reauthorize the Act in 1998, could have a material adverse effect on the Company's business and prospects.

3.       RESTRUCTURING PLAN

        In the fourth quarter of 1997, the Company announced a restructuring plan which will realign its business and processing structure, involving the outsourcing of a significant part of its operations to subsidiaries of Citicorp over the next nine to twelve months, allowing the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citibank. The Company expects the restructuring to substantially impact all of its approximately 800 Pittsford-based employees over the next 9-12 months.

        In connection with this plan, the Company incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other costs. Additional costs, which did not qualify for recognition in the initial $20.5 million charge, will be expensed as incurred in the implementation of the restructuring plan over the next 12 months. These costs are not expected to be material.

        A reserve in the amount of $17.7 million was recorded as of December 31, 1997, which represented the liability for future cash outflows associated with the charge, less the $2.8 million furniture and equipment write-downs. Effectively no amounts of the $17.7 million reserve were expended and no staff reductions occurred during the first quarter of 1998. The restructuring program is expected to be substantially complete within the next twelve months.

4.      RELATED PARTY TRANSACTIONS

        Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citicorp and its affiliates on the other hand. At March 31, 1998, the Company had outstanding short-term borrowings of $5.1 billion and long-term borrowings of $2.5 billion with CNYS, compared to short-term and long-term borrowings of $5.7 billion and $1.6 billion, respectively, with CNYS at December 31, 1997. The amounts classified as short-term debt as of March 31, 1998 and December 31, 1997 included $1.4 billion of debt originally issued as long-term that, as of these dates, matures within 12 months. For the three-month period ended March 31, 1998, the Company incurred $111.5 million in interest expense payable to CNYS and its affiliates, compared to $83.9 million in interest expenses payable to CNYS and its affiliates for the same period in 1997. In addition, Citicorp and its subsidiaries engage in other transactions and servicing activities, including cash management, data processing, income tax payments, employee benefits and facilities management, with the Company. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

        On April 5, 1998, Citicorp, the parent corporation of CNYS, agreed to merge with Travelers Group Inc., subject to customary closing conditions including approvals of stockholders and regulators. Compliance with the merger agreement and regulatory and legal requirements applicable to the merger are not expected to have any material effect on the Company.

5.      INTEREST RATE SWAP AGREEMENTS

        The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for all interest rate swap agreements outstanding at March 31, 1998 was either CNYS, the majority stockholder, or one of its affiliates.

        Interest rate swap agreements with a carrying value of $0.3 million, representing accrued interest payable, were determined to have an estimated fair value of $0.4 million payable at March 31, 1998. At December 31, 1997, interest rate swap agreements with a carrying value of $0.4 million of interest payable had an estimated fair value of $0.6 million payable. The fair values were based on approximate values obtained from Citibank, N.A., an affiliate of CNYS and the Company's dealer in these financial instruments, and represent the estimated amounts which would be payable upon termination of the agreements. Fair values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and the timing of contractual settlements. The aggregate notional principal amounts outstanding at March 31, 1998 and December 31, 1997 totaled $2.8 billion and $2.2 billion, respectively.

6.      SHORT AND LONG-TERM BORROWINGS

        Effective March 1, 1998, an amendment to the existing Omnibus Credit Agreement with CNYS increased the maximum allowable credit limit available to the Company to $10 billion. In the first quarter of 1998, $0.9 billion in new long-term borrowings was made and $0.6 billion of borrowings with original maturities of one year or less was repaid. Short-term borrowings at March 31, 1998 include $1.4 billion of original long-term borrowings that will mature within a year, which is consistent with the amount and presentation of long-term borrowings which had been reclassified to short-term as of December 31, 1997.

7.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Effective January 1, 1998 the Company adopted the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Adoption of the standard had no effect on the Company's financial statements or financial condition.

        Also, effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which addresses the manner in which certain adjustments to stockholders' equity are displayed in the financial statements. The new standard had no effect on the Company's financial statements.

        Also, during the first quarter of 1998, the Company reviewed the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company during 1998, but is not required to be applied to interim periods in the initial year of its application. The new standard is not expected to require any significant changes in the Company's reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTRUCTURING PLAN

In the fourth quarter of 1997, the Company announced a restructuring plan which will realign its business and processing structure, involving the outsourcing of a significant part of its operations to subsidiaries of Citicorp over the next nine to twelve months, allowing the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citibank. The Company expects the restructuring to substantially impact all of its approximately 800 Pittsford-based employees over the next 9-12 months.

In connection with this plan, the Company incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other costs. Additional costs, which did not qualify for recognition in the initial $20.5 million charge, will be expensed as incurred in the implementation of the restructuring plan over the next 12 months. These costs are not expected to be material.

A reserve in the amount of $17.7 million was recorded as of December 31, 1997, which represented the liability for future cash outflows associated with the charge, less the $2.8 million furniture and equipment write-downs. Effectively no amounts of the $17.7 million reserve were expended and no staff reductions occurred during the first quarter of 1998. The restructuring program is expected to be substantially complete within the next twelve months.

FINANCIAL CONDITION

During the three months ended March 31, 1998, the net insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $350.2 million (5%) from the balance at December 31, 1997. This growth was the result of loan disbursements totaling $609.9 million in the first three months of 1998, partially offset by $240.9 million in loan reductions (attributable to repayments and claims paid by guarantors), loan sales net of loan purchases of $16.6 million and other adjustments of $2.2 million. This compares to loan disbursements of $520.7 million, loan reductions of $217.6 million, loan sales net of loan purchases of $11.0 million, and other adjustments of $1.7 million in the first three months of 1997.

The Company's new loan disbursements of $609.9 million made in the first three months of 1998 were $89.2 million (17%) more than those made in the same period of 1997. This increase is attributable primarily to new Federal Family Education Loan ("FFEL") program disbursements of $547.1 million in the first three months of 1998 compared to $484.5 million during the same period of 1997. This increase of $62.6 million (13%) in FFEL program disbursements does not include originations made under the Federal Loan Consolidation program, which, due to a change in Federal regulations in the fourth quarter of 1997, now permits the Company to consolidate Federal Direct Student Loans. The Company launched an initiative to provide this expanded consolidation loan product in late 1997. As a result, consolidation loan originations overall for the first quarter of 1998 have increased $27 million (74%) compared to the same period of 1997.

The increase in loan disbursements occurred despite competition from the Federal Direct Student Loan ("FDSL") program also maintained by the Department of Education. Although the proportion of FDSL program disbursements to total Federally insured student loans nationally has remained consistent for the last few years, an increase in FDSL program lending could lead to declines in the Company's FFEL program disbursements, which could adversely affect the Company's future net income.

During the first three months of 1998, the Company made $102.6 million in interest payments, principally to CNYS or one of its affiliates, compared to $112.2 million paid in the same period in 1997. The difference is due to changes in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $7,308 thousand in income taxes during the first three months of 1998, compared to $3 thousand for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $13.8 million (7%) from the December 31, 1997 level, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio and timing of interest receipts.

Effective March 1, 1998, an amendment to the existing Omnibus Credit Agreement with CNYS increased the maximum allowable credit limit available to the Company to $10 billion. In the first quarter of 1998, $0.9 billion in new long-term borrowings was made and $0.6 billion of borrowings with original maturity of one year or less was repaid. Short-term borrowings at March 31, 1998 include $1.4 billion of original long-term borrowings that will mature within a year, which is consistent with the amount as of December 31, 1997.

On April 5, 1998, Citicorp, the parent corporation of CNYS, agreed to merge with Travelers Group Inc., subject to customary closing conditions including approvals of stockholders and regulators. Compliance with the merger agreement and regulatory and legal requirements applicable to the merger are not expected to have any material effect on the Company.

The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continuing functionality. The Company is also assessing the readiness of external entities with which it interacts. A process of inventory, scoping and analysis, modification, testing and certification, and implementation is underway, funded from a combination of reprioritization of technology initiatives and incremental costs. The Company does not anticipate that the related overall costs will be material to any single year or quarter. The Company expects to incur approximately $2.4 million of Year 2000-related costs in 1998, of which $0.6 million were recorded in the first quarter of 1998, and expects to incur approximately $1.9 million in 1999.

The Company paid a quarterly dividend of $0.15 per common share on March 2, 1998. The Board of Directors has declared a regular quarterly dividend on the Company's common stock of $0.15 per share to be paid on June 1, 1998 to stockholders of record on May 15, 1998.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998

Net income was $16.8 million ($0.84 basic earnings per share) for the first quarter of 1998. This was equal to net income for the first quarter of 1997. A moderate increase in net interest income was offset by the effects of higher operating costs and taxes and reduced floor income.

The net interest margin for the first quarter of 1998 was 2.33%, 0.21% lower than the 2.54% margin for the first quarter of 1997. The decline in the margin was partly attributed to the continuing wide spreads between the 91-day Treasury Bill rate (the base rate for most of the Company's interest-earning assets) and other short-term money market rates upon which the Company's funding is based. If this relationship continues, net interest margin in future quarters will be similarly affected. Additionally, the March 31, 1998 loan portfolio included a greater proportion of loans originated after July 1, 1995, which carry lower in-school yields than loans originated prior to that date.

First quarter 1998 net income was also affected by higher salary and employee benefit costs related to more direct staff hired to meet the needs of the Company's enhanced loan consolidation program and other initiatives. Operating expenses overall for the first quarter were up $0.6 million (4%) from the same period last year. However, operating expenses as a percentage of average insured student loans improved 0.06% to 0.86% from the first quarter of 1997 expense ratio of 0.92%. The decrease in the expense ratio is primarily attributable to productivity improvements and decreased marketing expenses compared to the first quarter of 1997, when the Company's CitiAssist product was launched.

The provision for loan losses was $0.1 million (12%) higher for the first quarter of 1998 than that recorded for the same period last year. This increase reflects the risk sharing loss estimates on greater potential future default claims (as a result of growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Omnibus Budget Reconciliation Act of
1993).

INCOME TAXES

The Company's effective tax rate was approximately 40.4% for the first three months of 1998, compared to 39.8% for the same period in 1997.

REGULATORY IMPACTS

Provisions of the Higher Education Act ("the Act") adopted in 1993 included increased costs and reduced interest payments to lenders participating in the FFEL program and the introduction of a competitor program, the FDSL program. The impact of these provisions on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL program in the years to come. The legislative changes have reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels. The 1993 provisions of the Act also change the interest rate on most new FFEL program disbursements made on or after July 1, 1998 to the 10-year Treasury Bill rate plus 1%, resetting annually, although legislation that would amend this provision is pending. The Administration has proposed maintaining the current 91-day Treasury Bill index, but reducing the interest rate paid by borrowers for most loans originated after June 30, 1998 by 0.80% from the current rate. Current congressional proposals call for the 0.80% interest rate reduction to be borne 0.30% by lenders and 0.50% by the Federal Government in the form of interest subsidies. Resolution of this issue may not occur for many months. However, if no Congressional action is taken, the 10-year plus 1% formula will take effect for loans disbursed on or after July 1, 1998. This rate would result in materially lower yields on new loans made by the Company compared to yields from loans made at the current rate.

In addition, there can be no assurance that the provisions of the Higher Education Act will be reauthorized prior to its expiration on September 30, 1998.

In addition, provisions of the Act may be amended by Congress at any time prior to that date, possibly resulting in further reductions in FFEL program loan subsidies in the form of increased risk sharing costs and reduced interest margins. Any such amendment, or the failure to reauthorize the Act in 1998, could have a material adverse effect on the Company's business and prospects.

Since 1994, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships and sought new ways to meet the education finance needs of schools and students, including the implementation of loan programs, such as the Company's CitiAssist product, that are not dependent on Federal funding, guarantees and authorization.

PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         10.8(f)Amendment to the Omnibus Credit Agreement, dated March 1, 1997 between the Company and Citibank (New York State)

         27     Financial Data Schedule

(b)      Reports on Form 8-K:  none.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 1998


                          The Student Loan Corporation


                           By /s/ Yiannis Zographakis
                              --------------------------
                                  Yiannis Zographakis
                                  Vice President and
                                  Chief Financial Officer