Form 10-Q
period 1998-06-30
STUDENT LOAN CORP
filed 1998-08-14
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

      On August 7, 1998, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q


Part I   Financial Information
                                                                            Page
                                                                            ----
   Item 1 -   Financial Statements

              Statements of Income for the Three and Six Month Periods
              Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . 3

              Balance Sheets as of June 30, 1998 and December 31, 1997 . . . . 4

              Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and 1997  . .. . . . . . . . . . . . . . . . . . . 5

   Item 2 -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . 9-12


Part II  Other Information

   Item 4 -   Submission of Matters to a Vote of Security Holders . . . . . . 13

   Item 6 -   Exhibits and Reports on Form 8-K . . . . . . .  . . . . . . . . 13

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1998 and 1997 have been included.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                      Three months ended     Six months ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        1998      1997        1998      1997
                                      --------  --------    --------  --------
REVENUE
    Interest income                   $162,704  $144,567    $319,539  $287,346
    Interest expense                   113,619   101,342     225,070   199,392
                                      --------  --------    --------  --------
    Net interest income                 49,085    43,225      94,469    87,954
    Provision for loan losses              894       747       1,682     1,452
                                      --------  --------    --------  --------
    Net interest income after
      provision for loan losses         48,191    42,478      92,787    86,502
    Fee and other income                   416        20         778        42
                                      --------  --------    --------  --------
       Total revenue, net             $ 48,607  $ 42,498    $ 93,565  $ 86,544
                                      --------  --------    --------  --------

OPERATING EXPENSES
    Salaries and employee benefits    $  8,288  $  7,770    $ 17,218  $ 15,332
    Other expenses                      10,473    10,701      18,292    19,260
                                      --------  --------    --------  --------
       Total operating expenses       $ 18,761  $ 18,471    $ 35,510  $ 34,592
                                      --------  --------    --------  --------

    Income before income taxes        $ 29,846  $ 24,027    $ 58,055  $ 51,952
    Income taxes                        12,399     9,922      23,802    21,033
                                      --------  --------    --------  --------
NET INCOME                            $ 17,447  $ 14,105    $ 34,253  $ 30,919
                                      ========  ========    ========  ========

NET INCOME - Core
     (excluding floor income)         $ 17,347  $ 13,845    $ 34,039  $ 30,340
                                      ========  ========    ========  ========

NET INCOME - Floor                    $    100  $    260    $    214  $    579
                                      ========  ========    ========  ========

DIVIDENDS DECLARED                    $  3,000  $  2,400    $  6,000  $  4,800
                                      ========  ========    ========  ========

BASIC and DILUTED EARNINGS PER COMMON SHARE
    (based on 20 million average shares outstanding)

Net income - Core                       $ 0.86    $ 0.69      $ 1.70    $ 1.52
Net income - Floor                      $ 0.01    $ 0.01      $ 0.01    $ 0.03
                                        ------    ------      ------    ------
Net income                              $ 0.87    $ 0.70      $ 1.71    $ 1.55
                                        ======    ======      ======    ======

Dividends declared per common share     $ 0.15    $ 0.12      $ 0.30    $ 0.24
                                        ======    ======      ======    ======


OPERATING RATIOS

Net interest margin                       2.47%     2.42%       2.40%     2.48%
Net interest margin - Core                2.46%     2.39%       2.39%     2.45%
Operating expense as a
  percentage of average
  insured student loans                   0.94%     1.03%       0.90%     0.97%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)



                                                   June 30,     December 31,
                                                     1998           1997
                                                 -----------    -----------
ASSETS
    Insured student loans                        $ 7,993,388    $ 7,625,157
    Allowance for loan losses                          2,240          2,014
                                                 -----------    -----------
    Insured student loans, net                     7,991,148      7,623,143
    Cash                                                 142          2,108
    Deferred tax benefits                             37,914         41,581
    Other assets                                     227,886        207,118
                                                 -----------    -----------

    Total Assets                                 $ 8,257,090    $ 7,873,950
                                                 ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                        $ 4,645,531    $ 5,696,605
    Long-term notes                                3,040,000      1,610,000
    Payable to principal stockholder                  15,385         17,063
    Restructuring liabilities                         17,495         17,724
    Other liabilities                                107,304        129,436
                                                 -----------    -----------

      Total Liabilities                            7,825,715      7,470,828
                                                 -----------    -----------

    Common stock                                         200            200
    Additional paid-in capital                       134,380        134,380
    Retained earnings                                296,795        268,542
                                                 -----------    -----------

      Total Stockholders' Equity                     431,375        403,122
                                                 -----------    -----------

    Total Liabilities and Stockholders' Equity   $ 8,257,090    $ 7,873,950
                                                 ===========    ===========


AVERAGE INSURED STUDENT LOANS                    $ 7,947,792    $ 7,269,249
                                                 ===========    ===========
      (year-to-date)


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        Six months ended
                                                            June 30,
                                                     ----------------------
                                                       1998         1997
                                                     ---------    ---------
Cash flows from operating activities:
Net income                                           $  34,253    $  30,919
Adjustments to reconcile net income to
net cash from operating activities:
     Depreciation and amortization                       2,758        2,938
     Provision for loan losses                           1,682        1,452
     Deferred tax provision                              3,667        3,267
     Increase in accrued interest receivable           (20,199)     (20,976)
     (Increase) decrease in other assets                  (247)       1,081
     Decrease in other liabilities                     (23,811)     (40,544)
     Decrease in restructuring liabilities                (229)          --
                                                     ----------  -----------

Net cash used in operating activities                   (2,126)     (21,863)
                                                     ----------  -----------

Cash flows from investing activities:
     Disbursements of loans                           (846,134)    (649,941)
     Repayment of loans                                488,625      354,847
     Net (purchase) sale of loans                      (14,898)      22,472
     Capital expenditures on furniture and equipment      (359)      (1,485)
                                                     ----------  -----------

Net cash used in investing activities                 (372,766)    (274,107)
                                                     ----------  -----------

Cash flows from financing activities:
     Net (decrease) increase in borrowings with
        original maturities of one year or less       (601,074)     225,798
     Proceeds from long-term borrowings              1,430,000      175,000
     Repayments of long-term debt                     (450,000)    (100,000)
     Dividends paid to stockholders                     (6,000)      (4,800)
                                                     ----------  -----------

Net cash provided by financing activities              372,926      295,998
                                                     ----------  -----------

Net (decrease) increase in cash                         (1,966)          28
Cash - beginning of period                               2,108          567
                                                     ----------  -----------

Cash - end of period                                     $ 142        $ 595
                                                     ==========  ===========

Supplemental disclosure of cash flow information:

     Cash paid for:
           Interest                                  $ 214,532    $ 195,362
           Income taxes                              $  20,068    $  10,482


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

         Certain amounts in the prior period's financial statements have been reclassified to conform with the current period's presentation. Such reclassification had no effect on the results of operations as previously reported.

         DEFINITIONS

         Core net income represents net income excluding the floor income that is attributable to the fixed minimum interest rates on certain loans in the Company's portfolio.

2.       COMMITMENTS AND CONTINGENCIES

         REGULATORY IMPACTS

         Provisions of the Higher Education Act (the "Act") adopted in 1993 included increased costs and reduced interest payments to lenders participating in the Federal Family Education Loan ("FFEL") program and the introduction of a competitor program, the Federal Direct Student Loan program. The impact of these provisions on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL program in the years to come. The legislative changes have reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels. Temporary legislation went into effect on July 1, 1998 that made modifications to certain 1993 provisions that had called for changing the interest rate on most new FFEL program disbursements made on or after July 1, 1998 to an interest rate based on the 10-year Treasury Bill rate. The temporary legislation maintains the current 91-day Treasury Bill index, but reduces the interest rate paid by borrowers for most loans originated on or after July 1, 1998 by 0.80%. This temporary legislation calls for the interest rate reduction to be borne 0.30% by lenders and 0.50% by the Federal Government in the form of interest subsidies. The Senate and the House of Representatives have both passed separate similar bills that would make this interest rate reduction as well as the 0.50% government interest subsidies permanent. Specifics of the legislation will be determined as the reconcilement of the Senate and House versions of the measure are completed. This revised bill, which will reauthorize the Higher Education Act, is expected to be approved and signed into law before September 30, 1998, according to industry sources.

3.       RESTRUCTURING PLAN

         In the fourth quarter of 1997, the Company announced a restructuring plan which will realign its business and processing structure, involving the outsourcing of a significant part of its operations to subsidiaries of Citicorp, allowing the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citibank. The Company expects the restructuring to impact substantially all of its approximately 800 Pittsford-based employees.

         In connection with this plan, the Company incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other costs. Additional costs, which did not qualify for recognition in the initial $20.5 million charge, are being expensed as incurred in the implementation of the restructuring plan. These costs are not expected to be material.

         A reserve in the amount of $17.7 million, which represents the liability for future cash outflows associated with the restructuring charge less the $2.8 million furniture and equipment write-downs taken in 1997, was available at December 31, 1997. Of this reserve, approximately $0.2 million was used in the first six months of 1998. However, as of June 30, 1998, only a small number of staff reductions have been made. The restructuring program is expected to be complete by mid-1999.

4.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), a subsidiary of Citicorp, owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citicorp and its affiliates on the other hand. At June 30, 1998, the Company had outstanding short-term and long-term borrowings of $4.6 billion and $3.0 billion, respectively, with CNYS, compared to short-term and long-term borrowings of $5.7 billion and $1.6 billion, respectively, with CNYS at December 31, 1997. The amounts classified as short-term debt as of June 30, 1998 and December 31, 1997 included $0.9 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within 12 months. For the three and six-month periods ended June 30, 1998, the Company incurred $113.6 million and $225.1 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $92.4 million and $176.3 million, respectively, in interest expenses payable to CNYS and its affiliates for the same periods in 1997. In addition, Citicorp and its subsidiaries engage in other transactions and servicing activities, including cash management, data processing, income tax payments, employee benefits and facilities management, with the Company. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

5.       INTEREST RATE SWAP AGREEMENTS

         The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for all interest rate swap agreements outstanding at June 30, 1998 was Citibank, N.A., an affiliate of CNYS.

         Interest rate swap agreements with a carrying value of $0.8 million, representing accrued interest payable, were determined to have an estimated fair value of $1.7 million payable at June 30,

         1998. At December 31, 1997, interest rate swap agreements with a carrying value of $0.4 million of interest payable had an estimated fair value of $0.6 million payable. The fair values were based on approximate values obtained from Citibank, N.A., the Company's dealer in these financial instruments, and represent the estimated amounts which would be payable upon termination of the agreements. Fair values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and the timing of contractual settlements. The aggregate notional principal amounts outstanding at June 30, 1998 and December 31, 1997 totaled $2.9 billion and $2.2 billion, respectively.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will change the way the Company accounts for its interest rate swap agreements. The Company is in the process of evaluating the impact of the new standard. See additional discussion below under IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

6.       SHORT AND LONG-TERM BORROWINGS

         Effective March 1, 1998, an amendment to the existing Omnibus Credit Agreement with CNYS increased the maximum allowable credit limit available to the Company to $10 billion. In the first six months of 1998, $1.4 billion in new long-term borrowings was made, $0.5 billion in original long-term borrowings was paid, and $0.6 billion of borrowings with original maturities of one year or less was repaid. The amounts classified as short-term debt as of June 30, 1998 and December 31, 1997 include $0.9 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within twelve months.

7.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which changes the disclosure requirements for employers' pensions and other retiree benefits. The new standard is not expected to require any significant change in the Company's reporting.

         In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which becomes effective on January 1, 2000 for calendar year companies such as the Company. This new standard will significantly change the accounting treatment of the Company's derivative contracts. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company may have to reconsider its risk management strategies, since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the impact of the new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTRUCTURING PLAN

In the fourth quarter of 1997, the Company announced a restructuring plan which will realign its business and processing structure, involving the outsourcing of a significant part of its operations to subsidiaries of Citicorp, allowing the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citibank. The Company expects the restructuring to impact substantially all of its approximately 800 Pittsford-based employees.

In connection with this plan, the Company incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other costs. Additional costs, which did not qualify for recognition in the initial $20.5 million charge, are being expensed as incurred in the implementation of the restructuring plan. These costs are not expected to be material.

A reserve in the amount of $17.7 million, which represents the liability for future cash outflows associated with the restructuring charge less the $2.8 million furniture and equipment write-downs taken in 1997, was available at December 31, 1997. Of this reserve, approximately $0.2 million was used in the first six months of 1998. However, as of June 30, 1998, only a small number of staff reductions have been made. The restructuring program is expected to be complete by mid-1999.

FINANCIAL CONDITION

During the six months ended June 30, 1998, the net insured student loan portfolio of The Student Loan Corporation (the "Company") grew by $368.0 million (5%) from the balance at December 31, 1997. This growth was the result of loan disbursements totaling $846.1 million and loan purchases net of loan sales of $14.9 million in the first six months of 1998, partially offset by $488.6 million in loan reductions (attributable to repayments and claims paid by guarantors) and other adjustments of $4.4 million. This compares to loan disbursements of $649.9 million, loan reductions of $354.8 million, loan sales net of loan purchases of $22.5 million, and other adjustments of $3.3 million in the first six months of 1997.

The Company's new loan disbursements of $846.1 million made in the first six months of 1998 were $196.2 million (30%) more than those made in the same period of 1997. This increase is attributable primarily to new Federal Family Education Loan ("FFEL") program disbursements of $726.4 million in the first six months of 1998 compared to $644.7 million during the same period of 1997. This increase of $81.7 million (13%) in FFEL program disbursements does not include originations made under the Federal Loan Consolidation program, which, due to a change in Federal regulations in the fourth quarter of 1997, now permits the Company to consolidate Federal Direct Student Loans. The Company launched an initiative to provide this expanded consolidation loan product in late 1997. As a result, consolidation loan originations overall for the first six months of 1998 have increased $58 million (94%) compared to the same period of 1997.

During the first two quarters of 1998, the Company made $214.5 million in interest payments to CNYS or one of its affiliates, compared to $195.4 million of interest paid in the same period in 1997. The difference is due to changes in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $20.1 million in income taxes during the first half of 1998, compared to $10.5 million for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $20.8 million (10%) from the December 31, 1997 level, principally as a result of increased interest receivable attributable to the growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased $22.1 million (17%) from December 31, 1997, primarily due to timing differences in making payments of certain accrued liabilities.

Effective March 1, 1998, an amendment to the existing Omnibus Credit Agreement with CNYS increased the maximum allowable credit limit available to the Company to $10 billion. In the first six months of 1998, $1.4 billion in new long-term borrowings was made, $0.5 billion in original long-term borrowings was paid, and $0.6 billion of borrowings with original maturities of one year or less was repaid. The amounts classified as short-term as of June 30, 1998 and December 31, 1997 include $0.9 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within twelve months.

The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has assessed and is repairing its computer applications and business processes to provide for their continuing functionality. In addition, an assessment of the readiness of external entities with which the Company interfaces is ongoing. Unreadiness by these entities would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is creating contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of a third party to address, in a timely manner, the Year 2000 problem would have on the Company. For the Company's computer applications, a process of inventory, scoping and analysis, modification, testing and certification, and implementation is underway, funded from a combination of reprioritization of technology initiatives and incremental costs.

The Company does not anticipate that the related overall Year 2000 costs will be material to any single year or quarter. The Company expects to incur approximately $2.4 million of Year 2000-related costs in 1998 and approximately $1.9 million in 1999. Of the $2.4 million Year 2000-related costs expected to be incurred in 1998, approximately $0.6 million was expended in the first quarter and $0.5 million was expended in the second quarter.

The Company paid a quarterly dividend of $0.15 per common share on June 1, 1998. The Board of Directors has declared a regular quarterly dividend on the Company's common stock of $0.15 per share to be paid on September 1, 1998 to stockholders of record on August 19, 1998.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998

Net income was $17.4 million ($0.87 basic earnings per share) for the second quarter of 1998. This was an increase of $3.3 million (24%) from earnings for the second quarter of 1997. The increase was primarily due to the receipt of a one-time interest payment of $3.7 million ($2.2 million after-tax), representing the Company's share of a judgement rendered in a lawsuit by lenders against the Department of Education. The Department of Education was judged to have failed to have made certain required special allowance interest payments for the period July 1, 1992 through January 1, 1995. Excluding this payment, second quarter 1998 earnings were up $1.1 million (8%), attributable to greater interest income generated by growth in the student loan portfolio and improved net interest margins.

The net interest margin for the second quarter of 1998 was 2.47%, 0.05% better than the 2.42% margin for the second quarter of 1997. The improvement in the margin was primarily attributable to the June 1998 receipt of the $3.7 million interest payments, representing proceeds from the Department of Education lawsuit. If the Company had not received the lawsuit proceeds, the net interest margin for the quarter would have been 2.28%, a decrease of 0.14% from the second quarter 1997 margin. This 0.14% decline resulted primarily from the increased portion of the portfolio that is comprised of newer loans carrying lower in-school yields as well as less favorable funding spreads.

Total operating expenses for the second quarter of 1998 were up $0.3 million (2%) from the same period last year, reflecting higher salary and employee benefit costs. However, second quarter 1998 operating expenses as a percentage of average insured student loans of 0.94% reflects a 0.09% improvement over the second quarter 1997 expense ratio. The expense ratio decrease is primarily attributable to productivity improvements and decreased marketing expenses compared to the second quarter of 1997, when the Company was promoting its new CitiAssist loan product.

The provision for loan losses was $0.9 million, $0.1 million (20%) higher for the second quarter of 1998 than that reported for the same period last year. This increase reflects the risk sharing loss estimates on greater potential future default claims as a result of growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Omnibus Budget Reconciliation Act of 1993.

SIX MONTHS ENDED JUNE 30, 1998

The Company earned net income of $34.3 million, or $1.71 basic earnings per share, for the six months ended June 30, 1998, an increase of $3.3 million (11%) from the first half of 1997. The increase was primarily due to the receipt of a one-time interest payment of $3.7 million ($2.2 million after-tax), representing lawsuit proceeds received from the Department of Education. Excluding this payment, the earnings for the first six months of 1998 were $1.1 million (4%) higher than that for the same period of 1997 as higher interest income generated by growth in the student loan portfolio more than offset the effects of the lower year-to-date net interest margins.

Total operating expenses for the first half of 1998 were $35.5 million, $0.9 million (3%) higher than expenses for the same period last year, reflecting higher salary and employee benefit costs incurred to support the Company's enhanced loan consolidation program and other initiatives. However, operating expenses as a percentage of average insured student loans for the first half of 1998 decreased to 0.90%, an improvement of 0.07% compared to the first half of 1997, primarily attributable to productivity improvements and decreased spending on marketing costs in 1998.

The provision for loan losses was $1.7 million, $0.2 million (16%) higher for the first six months of 1998 than that reported for the same period last year. This increase reflects the risk sharing loss estimates on greater potential future default claims as a result of growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Omnibus Budget Reconciliation Act of 1993.

INCOME TAXES

The Company's effective tax rate was approximately 41.0% for the first half of 1998, compared to 40.5% for the same period in 1997.

REGULATORY IMPACTS

Provisions of the Higher Education Act (the "Act") adopted in 1993 included increased costs and reduced interest payments to lenders participating in the Federal Family Education Loan ("FFEL") program and the introduction of a competitor program, the Federal Direct Student Loan program. The impact of these provisions on the Company's future originations is dependent on such factors as the ultimate success of direct lending and the relative size of the FFEL program in the years to come. The legislative changes have reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels. Temporary legislation went into effect on July 1, 1998 that made modifications to certain 1993 provisions that had called for changing the interest rate on most new FFEL program disbursements made on or after July 1, 1998 to an interest rate based on the 10-year Treasury Bill rate. The temporary legislation maintains the current 91-day Treasury Bill index, but reduces the interest rate paid by borrowers for most loans originated on or after July 1, 1998 by 0.80%. This temporary legislation has called for the interest rate reduction to be borne 0.30% by lenders and 0.50% by the Federal Government in the form of interest subsidies. The Senate and the House of Representatives have both passed separate similar bills that would make this interest rate reduction as well as the 0.50% government interest subsidies permanent. Specifics of the legislation will be determined as the reconcilement of the Senate and House versions of the measure are completed. This revised bill, which will reauthorize the Higher Education Act, is expected to be approved and signed into law before September 30, 1998, according to industry sources.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     At the Company's 1998 Annual Meeting of Stockholders, held May 8, 1998, the Company's stockholders took the following actions:

1. Two directors were elected to the Board of Directors: Bill Beckmann (with holders of 18,757,488 shares voting in favor, 707,791 abstaining and 1,102 withheld); Glenda Glover (with holders of 18,758,515 shares voting in favor, 707,791 abstaining and 75 withheld). Mr. Beckmann and Ms. Glover will each serve until the year 2001 meeting of stockholders.

2. The selection of KPMG Peat Marwick L.L.P. as the Company's independent auditors for the 1998 fiscal year was ratified, with holders of 19,464,681 shares voting in favor, 1,000 abstaining and 700 voting against.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          27      Financial Data Schedule

(b)       Reports on Form 8-K:  none.

SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August  10, 1998


                          The Student Loan Corporation


                           By /s/ Yiannis Zographakis
                              --------------------------
                                  Yiannis Zographakis
                                  Vice President and
                                  Chief Financial Officer