Form 10-Q
period 1998-09-30
STUDENT LOAN CORP
filed 1998-11-16
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

      On November 10, 1998, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q


Part I   Financial Information
                                                                            Page
                                                                            ----
   Item 1 -   Financial Statements

              Statements of Income for the Three and Nine Months
              Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . .  3

              Balance Sheets as of September 30, 1998 and December 31, 1997 .  4

              Statements of Cash Flows for the Nine Months Ended
              September 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . 5

   Item 2 -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . 9-13


Part II  Other Information

   Item 6 -   Exhibits and Reports on Form 8-K . . . . . . .  . . . . . . . . 14

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                      Three months ended    Nine months ended
                                         September 30,        September 30,
                                      ------------------    ------------------
                                        1998      1997        1998      1997
                                      --------  --------    --------  --------
REVENUE
    Interest income                   $161,633  $148,084    $481,172  $435,430
    Interest expense                   114,713   104,963     339,783   304,356
                                      --------  --------    --------  --------
    Net interest income                 46,920    43,121     141,389   131,074
    Provision for loan losses              721       783       2,403     2,235
                                      --------  --------    --------  --------
    Net interest income after
       provision for loan losses        46,199    42,338     138,986   128,839
    Fee and other income                   785     2,700       1,563     2,744
                                      --------  --------    --------  --------
       Total revenue, net             $ 46,984  $ 45,038    $140,549  $131,583
                                      --------  --------    --------  --------

OPERATING EXPENSES
    Salaries and employee benefits    $  7,746  $  8,572    $ 24,965  $ 23,904
    Other expenses                      11,724     8,581      30,015    27,842
                                      --------  --------    --------  --------
       Total operating expenses       $ 19,470  $ 17,153    $ 54,980  $ 51,746
                                      --------  --------    --------  --------

    Income before income taxes        $ 27,514  $ 27,885    $ 85,569  $ 79,837
    Income taxes                        11,473    11,498      35,274    32,531
                                      --------  --------    --------  --------
NET INCOME                            $ 16,041  $ 16,387    $ 50,295  $ 47,306
                                      ========  ========    ========  ========

DIVIDENDS DECLARED                    $  3,000  $  3,000    $  9,000  $  7,800
                                      ========  ========    ========  ========

BASIC and DILUTED EARNINGS PER COMMON SHARE
    (based on 20 million
    average shares outstanding)         $ 0.80    $ 0.82      $ 2.51    $ 2.37
                                      ========  ========    ========  ========

DIVIDENDS DECLARED PER COMMON SHARE     $ 0.15    $ 0.15      $ 0.45    $ 0.39
                                      ========  ========    ========  ========

OPERATING RATIOS

Net interest margin                       2.29%     2.36%       2.36%     2.44%
Operating expense as a percentage
 of average insured student loans         0.95%     0.94%       0.92%     0.96%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                              September 30,       December 31,
                                                  1998               1997
                                               -----------        -----------
ASSETS
    Insured student loans                      $ 8,321,293        $ 7,625,157
    Allowance for loan losses                        2,240              2,014
                                               -----------        -----------
    Insured student loans, net                   8,319,053          7,623,143
    Cash                                               144              2,108
    Deferred tax benefits                           36,486             41,581
    Other assets                                   246,972            207,118
                                               -----------        -----------

    Total Assets                               $ 8,602,655        $ 7,873,950
                                               ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                      $ 4,312,273        $ 5,696,605
    Long-term notes                              3,628,000          1,610,000
    Payable to principal stockholder                14,671             17,063
    Restructuring liabilities                       15,826             17,724
    Other liabilities                              187,468            129,436
                                               -----------        -----------

       Total Liabilities                         8,158,238          7,470,828
                                               -----------        -----------

    Common stock                                       200                200
    Additional paid-in capital                     134,380            134,380
    Retained earnings                              309,837            268,542
                                               -----------        -----------

       Total Stockholders' Equity                  444,417            403,122
                                               -----------        -----------

    Total Liabilities and Stockholders' Equity $ 8,602,655        $ 7,873,950
                                               ===========        ===========


AVERAGE INSURED STUDENT LOANS                  $ 8,004,291        $ 7,269,249
                                               ===========        ===========
       (year-to-date)


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         Nine months ended
                                                           September 30,
                                                     --------------------------
                                                        1998           1997
                                                     ----------     ----------
Cash flows from operating activities:
Net income                                            $ 50,295       $ 47,306
Adjustments to reconcile net income to
net cash from operating activities:
    Depreciation and amortization                        4,263          4,587
    Provision for loan losses                            2,403          2,235
    Deferred tax provision                               5,095          5,113
    Increase in accrued interest receivable            (36,535)       (32,827)
    Increase in other assets                            (2,919)          (390)
    Increase (decrease) in other liabilities            55,640        (32,603)
    Decrease in restructuring liabilities               (1,898)            --
                                                     ----------    -----------

Net cash provided by (used in) operating activities     76,344         (6,579)
                                                     ----------    -----------

Cash flows from investing activities:
    Disbursements of loans                          (1,401,518)    (1,091,074)
    Repayment of loans                                 729,262        501,916
    Net (purchase) sale of loans                       (30,250)        39,767
    Capital expenditures on furniture and equipment       (470)        (1,821)
                                                     ----------    -----------

Net cash used in investing activities                 (702,976)      (551,212)
                                                     ----------    -----------

Cash flows from financing activities:
    Net (decrease) increase in borrowings with
       original maturities of one year or less        (509,332)       593,122
    Proceeds from long-term borrowings               2,018,000      1,272,000
    Repayments of long-term debt                      (875,000)    (1,300,000)
    Dividends paid to stockholders                      (9,000)        (7,800)
                                                     ----------    -----------

Net cash provided by financing activities              624,668        557,322
                                                     ----------    -----------

Net decrease in cash                                    (1,964)          (469)
Cash - beginning of period                               2,108            567
                                                     ----------    -----------

Cash - end of period                                     $ 144           $ 98
                                                     ==========    ===========

Supplemental disclosure of cash flow information:

    Cash paid for:
          Interest                                   $ 280,309      $ 317,070
          Income taxes                                $ 30,875       $ 21,111


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                          Notes to Financial Statements
                               September 30, 1998



1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in accordance with generally accepted accounting principles.

         Certain amounts in the prior period's financial statements have been reclassified to conform with the current period's presentation. Such reclassification had no effect on the results of operations as previously reported.

         DISCLOSURE CHANGE

         Information on core net income, representing net income exclusive of floor income attributable to the fixed minimum interest rates on certain loans in the Company's portfolio, will no longer be provided starting with this quarter's reporting. This change is being made due to the increasing immateriality of floor income in recent years brought about by amendments to the Federal Higher Education Act of 1965, which effectively eliminated fixed minimum interest rates on most guaranteed student loans disbursed after July 1992.

2.       FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words "believe," "expect," "anticipate," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the Company's ability to implement its restructuring plan; the effects of future legislative changes; actual credit losses experienced by the Company in future periods, compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; and the effect of Year 2000 issues.

3.       COMMITMENTS AND CONTINGENCIES

         REGULATORY IMPACTS

         Loans originated under the Federal Family Education Loan ("FFEL") program make up a substantial majority of the Company's assets. Since 1992, a series of amendments to the Higher Education Act of 1965 (the "Act"), which governs the FFEL program and the related Federal Loan Consolidation program, has increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the net interest margin of the Company's portfolio. Most recently, legislation effective July 1, 1998 decreases by a minimum of 0.30% the interest rate paid to lenders on loans originated on or after that date. The amount of the lender reduction can vary depending on the interest environment.

         The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending"), in which private lenders such as the Company do not participate. Direct lending currently accounts for approximately 35% of the student loans originated under federally sponsored programs.

4.       RESTRUCTURING PLAN

         In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure, involving the outsourcing of various parts of its operations to subsidiaries of Citicorp, allowing the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citicorp. On October 27, 1998, in connection with the earlier announcement, the Company announced that certain of its non-operating support functions, such as Marketing, Finance and Administration, will be moving to Stamford, CT in early 1999. Restructuring costs related to this move are included in the 1997 Plan. The Company expects to retain approximately 200 Pittsford-based employees, primarily in the technology and accounting functions.

         In connection with the restructuring plan, the Company incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other costs. Additional costs, which did not qualify for recognition in the initial $20.5 million charge, are being expensed as incurred in the implementation of the restructuring plan. These costs are not expected to be material.

         Of the $20.5 million total restructuring charge, $2.8 million in furniture and equipment write-downs was taken in 1997, resulting in a $17.7 million available reserve at December 31, 1997. Of this remainder, approximately $1.9 million was used in the first nine months of 1998, leaving $15.8 million in the reserve at September 1998. Approximately 80 staff reductions were made in the first three quarters of 1998. The restructuring plan is expected to be complete by mid-1999.

5.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), a subsidiary of Citicorp (which since October 8, 1998 has been a subsidiary of Citigroup, Inc.), owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup, Inc. and its affiliates on the other hand. At September 30, 1998, the Company had outstanding short-term and long-term borrowings of $4.3 billion and $3.6 billion, respectively, with CNYS, compared to short-term and long-term borrowings of $5.7 billion and $1.6 billion, respectively, with CNYS at December 31, 1997. The amounts classified as short-term debt as of September 30, 1998 and December 31, 1997 included $0.5 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within 12 months. For the three and nine-month periods ended September 30, 1998, the Company incurred $114.7 million and $339.8 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $95.9 million and $272.2 million, respectively, in interest expenses payable to CNYS and its affiliates for the same periods in 1997. In addition, Citigroup, Inc. and its subsidiaries engage in other transactions and servicing activities, including cash management, data processing, income tax payments, employee benefits and facilities management, with the Company. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

6.       INTEREST RATE SWAP AGREEMENTS

         The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of the potential interest rate variability. The counterparty for most interest rate swap agreements outstanding at September 30, 1998 was Citibank, N.A., an affiliate of CNYS.

         Interest rate swap agreements with a carrying value of $0.5 million, representing accrued interest receivable, were determined to have an estimated fair value of $1.3 million payable at September 30, 1998. At December 31, 1997, interest rate swap agreements with a carrying value of $0.4 million of interest payable had an estimated fair value of $0.6 million payable. The fair values were based on approximate values obtained from Citibank, N.A., the Company's dealer in these financial instruments, and represent the estimated amounts which would be payable upon termination of the agreements. Fair values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and the timing of contractual settlements. The aggregate notional principal amounts outstanding at September 30, 1998 and December 31, 1997 totaled $2.8 billion and $2.2 billion, respectively.

7.       SHORT AND LONG-TERM BORROWINGS

         Effective March 1, 1998, an amendment to the existing Omnibus Credit Agreement with CNYS increased the credit available to the Company to $10 billion. In the first nine months of 1998, $2.0 billion in new long-term borrowings was made and $0.9 billion in original long-term borrowings was paid. Also, during this period $0.2 billion of new short-term borrowings was made and $0.7 billion of borrowings with original maturities of one year or less was repaid. The amounts classified as short-term debt as of September 30, 1998 and December 31, 1997 include $0.5 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within twelve months.

8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective on January 1, 2000 for calendar year companies such as the Company. This new standard will significantly change the accounting treatment of the Company's derivative contracts. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company may have to reconsider its risk management strategies, since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the impact of the new standard.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTRUCTURING PLAN

In the fourth quarter of 1997, the Student Loan Corporation (the "Company") announced a restructuring plan to realign its business and processing structure, involving the outsourcing of various parts of its operations to subsidiaries of Citicorp, allowing the Company to take advantage of the larger economies of scale and more global operating systems configurations being employed by Citicorp. On October 27, 1998, in connection with the earlier announcement, the Company announced that certain of its non-operating support functions, such as Marketing, Finance and Administration, will be moving to Stamford, CT in early 1999. Restructuring costs related to this move are included in the 1997 plan. The Company expects to retain approximately 200 Pittsford-based employees, primarily in the technology and accounting functions.

In connection with the restructuring plan, the Company incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other costs. Additional costs, which did not qualify for recognition in the initial $20.5 million charge, are being expensed as incurred in the implementation of the restructuring plan. These costs are not expected to be material.

Of the $20.5 million total restructuring charge, $2.8 million in furniture and equipment write-downs was taken in 1997, resulting in a $17.7 million available reserve at December 31, 1997. Of this remainder, approximately $1.9 million was used in the first nine months of 1998, leaving $15.8 million in the reserve at September 30, 1998. Approximately 80 staff reductions were made in the first nine months of 1998. The restructuring plan is expected to be complete by mid-1999.

FINANCIAL CONDITION

During the nine months ended September 30, 1998, the Company's net insured student loan portfolio grew by $695.9 million (9%) from the balance at December 31, 1997. This growth was the result of loan disbursements totaling $1,401.5 million and loan purchases net of loan sales of $30.3 million in the first nine months of 1998, partially offset by $729.3 million in loan reductions (attributable to repayments and claims paid by guarantors) and other adjustments of $6.6 million. This compares to loan disbursements of $1,091.1 million, loan reductions of $501.9 million, loan sales net of loan purchases of $39.8 million, and other adjustments of $5.2 million in the first nine months of 1997.

The Company's new loan disbursements of $1,401.5 million made in the first nine months of 1998 were $310.4 million (28%) more than those made in the same period of 1997. This increase is attributable primarily to new Federal Family Education Loan ("FFEL") program disbursements of $1,208.6 million in the first nine months of 1998 compared to $1,087.4 million during the same period of 1997. This increase of $121.2 million (11%) in FFEL program disbursements does not include originations made under the Federal Loan Consolidation program, which, due to a change in Federal regulations in the fourth quarter of 1997, now permits the Company to consolidate Federal Direct Student Loans. The Company launched an initiative to provide this expanded consolidation loan product in late 1997. As a result, consolidation loan originations overall for the first nine months of 1998 have increased $104 million (54%) compared to the same period of 1997. For much of 1998, Sallie Mae, the Company's largest competitor, has not made consolidation loans; however, Sallie Mae recently reentered this market.

During the first three quarters of 1998, the Company made $280.3 million in interest payments to CNYS or one of its affiliates, compared to $317.1 million of interest paid in the same period in 1997. The difference is due to changes in the timing of interest payment dates. The Company paid $30.9 million in income taxes during the first nine months of 1998, compared to $21.1 million for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $39.9 million (19%) from the December 31, 1997 level, principally as a result of increased interest receivable attributable to increased interest income resulting from growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, increased $58.0 million (45%) from December 31, 1997, primarily due to increases in interest payable as a result of increased borrowings to fund the larger student loan portfolio as well as timing differences in making payments.

Effective March 1, 1998, an amendment to the existing Omnibus Credit Agreement with CNYS increased the credit available to the Company to $10 billion. In the first nine months of 1998, $2.0 billion in new long-term borrowings was made and $0.9 billion in original long-term borrowings was paid. Also, during this period $0.2 billion of new short-term borrowings was made and $0.7 billion of borrowings with original maturities of one year or less was repaid. The amounts classified as short-term debt as of September 30, 1998 and December 31, 1997 include $0.5 billion and $1.4 billion, respectively, of debt originally issued as long-term that, as of these dates, matures within twelve months.

On October 8, 1998, Citicorp, the parent corporation of CNYS, completed its merger with a subsidiary of Travelers Group Inc., which was renamed Citigroup Inc. and became the holding company for the combined Citicorp and Travelers businesses. The Company is exploring opportunities to cross-sell its products through Citigroup's sales agents.

In the 1998 third quarter, the Company adopted the American Institute of Certified Public Accountants recently issued Statement of Position "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This Statement of Position provides guidance on accounting for the costs of computer software that was purchased or developed for internal use. The impact of adopting SOP 98-1 was not material.

The Company paid a quarterly dividend of $0.15 per common share on September 1, 1998. The Board of Directors has declared a regular quarterly dividend on the Company's common stock of $0.15 per share to be paid on December 1, 1998 to stockholders of record on November 16, 1998.

YEAR 2000 ISSUES

As described in the 1997 Annual Report and Form 10-K, the Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has assessed and is repairing its computer systems and business processes to provide for their continuing functionality. In addition, an assessment of the readiness of third parties with which the Company interfaces is ongoing.

For the Company's computer applications, a process of inventory, scoping and analysis, modification, testing and certification, and implementation is underway, funded from a combination of a reprioritization of technology development initiatives and incremental costs. The Company expects this work to be substantially complete by year-end 1998, leaving the year 1999 primarily for full integration testing and production assurance. The Company does not anticipate that the related overall costs will be material to any single year or quarter. The Company expects to incur approximately $2.3 million of Year 2000-related costs in 1998 and $2.0 million in 1999. Of the $2.3 million expected to be incurred in 1998, approximately $1.7 million was expended in the first three quarters of the year, including $0.6 million in the third quarter of 1998.

Substantially all of the lines of code in the Company's business applications are through the modification phase, and the majority have been tested and certified. In addition, the majority of business applications to be sunset (that is, removed from use in favor of replacement applications) have been sunset as part of the Company's ongoing technology expenditures.

In other efforts related to information technology, the Company is addressing its end-user computer applications, networks, data center systems, and the desktop environment. The majority of the Company's end-user computing applications have been certified, the majority of such applications to be sunset have been sunset, the majority of inventory items related to the Company's networks have been deployed compliant, and the majority of hardware and software elements of data center systems are complete.

The Company is also addressing Year 2000 issues that may exist outside its own information technology activities, including its facilities and other business processes, as well as the external service providers and other third parties with which it interfaces. Substantially all of the Company's facilities and related systems have been investigated, and modification and certification are underway.

Significant third parties with which the Company interfaces with regard to the Year 2000 problem include customers and business partners (counterparties, supply chains), technology vendors and service providers, the global financial market infrastructure (payment and clearing systems), and the utility infrastructure (power, transportation, telecommunications) on which all corporations rely. Unreadiness by these third parties would expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company is assessing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives.

The Company is creating contingency plans intended to address perceived risks associated with its Year 2000 effort. These activities include remediation contingency planning intended to mitigate any risks associated with a failure to complete remediation of mission-critical systems, scenario planning to identify potential problems, business resumption contingency planning to address the possibility of systems failure, event management, and market resumption contingency planning to address the possibility of the failure of systems or processes outside the Company's control. The primary focus for contingency planning will be during 1999. The Company cannot predict the effect on the Company of a failure of a third party to timely address Year 2000 issues.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998

Net income was $16.0 million ($0.80 basic and diluted earnings per common share) for the third quarter of 1998. This was a decrease of $0.3 million (2%) from earnings for the same period last year, primarily because of a one-time $2.7 million ($1.6 million after-tax) gain on the 1997 sale of certain non-strategic loans, partially offset by increased interest income generated by growth in the current year student loan portfolio.

The net interest margin for the third quarter of 1998 was 2.29%, 0.07% lower than the 2.36% margin for the third quarter of 1997. The reduction in the margin was primarily attributable to less favorable spreads between the Company's borrowing and lending rates. The legislated reduction of the yield by a minimum of 0.30% to lenders on FFEL program loans originated after July 1, 1998 also contributed to the decline.

Total operating expenses for the third quarter of 1998 were up $2.3 million (14%) from the same period last year, reflecting higher other expense costs primarily attributable to the migration of certain of the Company's operating units to other Citibank locations, partially offset by a $0.8 million reduction in salaries and employee benefit costs also related to the restructuring. The third quarter 1998 operating expenses as a percentage of average insured student loans of 0.95% reflects a 0.01% increase over the third quarter 1997 expense ratio. The expense ratio increase is also primarily attributable to the increased costs incurred in the migration of certain of the Company's operating units.

The provision for the reserve for loan losses was $0.7 million, $0.1 million (8%) lower for the third quarter of 1998 than that reported for the same period last year. This decrease reflects a stabilization of the risk sharing reserve. The reserve is an accrual for the estimated losses expected to be incurred on potential future default claims resulting from the 2% risk sharing provisions of the Omnibus Budget Reconciliation Act of 1993 applicable to FFEL program loans originated after September 1993. The stabilization of the reserve reflects the application of historical reserve usage to the current portfolio.

NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company earned net income of $50.3 million, $2.51 basic and diluted earnings per share, for the nine months ended September 30, 1998, an increase of $3.0 million (6%) from the first nine months of 1997. The increase was primarily due to the 1998 receipt of a one-time interest payment of $3.7 million ($2.2 million after-tax), representing lawsuit proceeds received from the Department of Education. Excluding this 1998 payment and excluding the 1997 $1.6 million after-tax gain on the sale of a loan portfolio described above, the earnings for the first nine months of 1998 were $2.4 million (5%) higher than that for the same period of 1997, as higher interest income generated by growth in the student loan portfolio more than offset the effects of the lower year-to-date net interest margins.

Total operating expenses for the first three quarters of 1998 were $55.0 million, $3.2 million (6%) higher than expenses for the same period last year, primarily attributable to the migration of certain of the Company's operating units to other Citibank locations. However, operating expenses as a percentage of average insured student loans for the first three quarters of 1998 decreased to 0.92%, an improvement of 0.04% compared to the same period of 1997, primarily attributable to productivity improvements and decreased spending on marketing costs in 1998.

The provision for the reserve for loan losses was $2.4 million, $0.2 million (8%) higher for the first nine months of 1998 than that reported for the same period last year. The reserve is an accrual for the estimated losses expected to be incurred on potential future default claims resulting from the 2% risk sharing provisions of the Omnibus Budget Reconciliation Act of 1993, applicable to FFEL program loans originated after September 1993.

INCOME TAXES

The Company's effective tax rate was approximately 41.2% for the first nine months of 1998, compared to 40.7% for the same period in 1997.

REGULATORY IMPACTS

Loans originated under the FFEL program make up a substantial majority of the Company's assets. Since 1992, a series of amendments to the Higher Education Act of 1965 (the "Act"), which governs the FFEL program and the related Federal Loan Consolidation program, has increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the net interest margin of the Company's portfolio. Most recently, legislation effective July 1, 1998 decreases by a minimum of 0.30% the interest rate paid to lenders on loans originated on or after that date. The amount of the lender reduction can vary depending on the interest environment.

The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending"), in which private lenders such as the Company do not participate. Direct lending currently accounts for approximately 35% of the student loans originated under federally sponsored programs. Further expansion of the direct lending program could adversely affect the Company's opportunities for growth.

Since 1994, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships and sought new ways to meet the education finance needs of schools and students, including the implementation of loan programs, such as the Company's CitiAssist product, that are not dependent on Federal funding, guarantees and authorization.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words "believe," "expect," "anticipate," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the Company's ability to implement its restructuring plan; the effects of future legislative changes; actual credit losses experienced by the Company in future periods, compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; and the effect of Year 2000 issues.

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

Date: November 10, 1998

                           The Student Loan Corporation


                           By /s/ Yiannis Zographakis
                              --------------------------
                                  Yiannis Zographakis
                                  Vice President and
                                  Chief Financial Officer