Form 10-K405
period 1998-12-31
STUDENT LOAN CORP
filed 1999-03-31
CIK 893955

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 1-11616
                  -------------------------------------------

                         THE STUDENT LOAN CORPORATION
            (Exact name of registrant as specified in its charter)

         DELAWARE                                           16-1427135
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

750 WASHINGTON BOULEVARD                                      06901
   STAMFORD, CT 06901                                       (Zip Code)
(Address of principal offices)

                                (203) 975-6292
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-------------------                                  -----------------------
   COMMON STOCK                                      NEW YORK STOCK EXCHANGE

                  -------------------------------------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
                  -------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X         No
                                             ---          ---
  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 12, 1999 was approximately $176 million. On that date, there were 20,000,000 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement related to the registrant's Annual Meeting of Stockholders to be held May 13, 1999 are incorporated by reference into Part III of this Report.

Management's Discussion and Analysis


GENERAL

The following discussion should be read in conjunction with the financial statements and accompanying notes.


Background

The Student Loan Corporation (the "Company") originates, holds and services student loans. The Company is the nation's largest originator and the second largest holder of Federal Family Education Loan ("FFEL") program loans authorized by the Department of Education (the "Department") made under the Federal Higher Education Act of 1965, as amended (the "Act"). The Company also holds and originates student loans that are not insured under the Act, including CitiAssist loans, a product introduced in 1997.

   The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. For more than 25 years prior to December 22, 1992, the Company operated as a division (the "Division") of Citibank (New York State) ("CNYS"), a subsidiary of Citigroup. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold 4 million shares of its holdings of the Company's common stock in an initial public offering and continues to own 80% of the Company's outstanding common stock. CNYS is a wholly owned subsidiary of Citigroup Inc.


Citicorp Merger

On October 8, 1998, Citicorp, the parent corporation of CNYS, merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (TRV). Following the merger TRV changed its name to Citigroup, Inc. and became the holding company for the combined Citicorp and Travelers businesses.


Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "estimate", "may increase", "may result in", and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the Company's ability to implement its restructuring plan; the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; the effect of year 2000 issues; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.


Future Application of Accounting Standards

See Note 17 to the Financial Statements for a discussion of recently issued accounting pronouncements.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company's 1998 net income was $73.4 million ($3.67 basic earnings per share), up $21.7 million (42%), or $1.09 per share, from 1997 net income of $51.7 million ($2.58 basic earnings per share). Of the increase, $16.4 million was attributable to a restructuring reserve reversal of $7.5 million ($4.4 million after tax) in 1998 and the $20.5 million ($12.0 million after tax) charge to 1997 earnings to establish the reserve. See restructuring reserve discussion below.

   On a comparable basis, in which the one time and other items for 1998 and 1997 are excluded, 1998 net income was $69.0 million (or $3.45 basic earnings per share), $6.9 million (11%) higher than 1997 net income of $62.1 million ($3.11 basic earnings per share). These one time items for 1998 include the $4.4 million (after tax) offset to operating expense to record the restructuring reserve adjustment, $2.2 million (after tax) interest income received as lawsuit proceeds from the Department of Education, and $2.2 million (after tax) transition expenses incurred related to the migration of certain of the Company's operating activities to affiliates. For 1997, one time and other items include the $12.0 million (after tax) charge to operating expense to record the restructuring reserve and the $1.6 million (after tax) proceeds from the sale of a non-strategic portfolio.

   Exclusive of the one-time items, the $6.9 million increase of 1998 over 1997 net income was primarily attributable to higher interest income generated by a $1 billion (13%) increase in the Company's loan portfolio, partially offset by higher 1998 pre-tax operating expenses of $1.3 million. This increase in operating expenses is primarily attributable to costs incurred in the Company's year 2000 compliance efforts and increases to the Company's sales force, as well as other initiatives. Excluding one-time items, operating expenses as a percentage of average insured student loans improved from 0.94% for 1997 to 0.86% for 1998.

   Net interest margin declined to 2.37% in 1998 from 2.42% in 1997. The decline in the margin was primarily the result of less favorable funding spreads as well as lower yields on the FFEL program loan portfolio.

   At December 31, 1998, the Company's insured student loan assets reached $8.6 billion, up 13% from December 31, 1997 levels of $7.6 billion. The increase in loans outstanding was primarily due to new loan disbursements, partially offset by repayments of loans. New FFEL program disbursements of $1,833 million for 1998 were up $234 million (15%) from 1997 disbursement levels. The 1998 disbursements included $245 million of loan consolidations, an increase of $120 million (96%) from 1997. The 1998 disbursements do not include approximately $193 million in CitiAssist loans disbursed in 1997 and 1998 by CNYS, but not yet acquired by the Company. In order to comply with certain legal requirements, CitiAssist loans are originated by CNYS. The Company will purchase most of these CitiAssist loans following full disbursement of the loan. The Company expects to acquire substantially all of the CitiAssist originations, which meet certain eligibility requirements, during the first half of 1999. CNYS CitiAssist originations of $175 million in 1998 were $108 million (161%) higher than the prior year. The Company's loans outstanding balance at December 31, 1998 included $45 million of CitiAssist loans, which is $31 million more than at December 31, 1997 and is reflective of the loan purchases made during 1998, partially off-set by repayments.

   In addition, approximately $100 million of other loan portfolio purchases were made and $65 million of loans were acquired in loan consolidation transactions in 1998, compared to $0.5 million of portfolio purchases and $20 million of consolidation loans acquired in 1997.

   The allowance for loan losses balance primarily represents estimated potential losses arising from the risk-sharing provisions of the FFEL and CitiAssist programs. FFEL program loans submitted for default claim are subject to the 2% risk-sharing provisions of the Act. CitiAssist loans are subject to 5% risk sharing losses in accordance with provisions of an agreement with Guaranty National Insurance Company ("GNIC"), the insurer of these loans. A small number of CitiAssist loans are not insured against loss. The allowance for loan losses balance increased to $2.4 million at December 31, 1998, compared to $2.0 million at the end of 1997, primarily reflecting growth in the portfolio of loans that are in repayment and could incur losses on default claims.


Restructuring Plan

In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure, involving the outsourcing of various parts of its operations, which had been based in the Company's Pittsford, NY office, to affiliated companies. The restructuring plan was designed to take advantage of the larger economies of scale and more global operating systems configurations being employed by those affiliates. The plan will involve the termination of approximately 425 employees, primarily in loan originations, loan servicing, marketing, finance, credit and legal functions.

   In connection with the restructuring plan, the Company established a restructuring reserve and incurred a $20.5 million pre-tax charge in, including $16.2 million in severance and out-placement benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in exit costs. Additional costs, including transition costs of $3.7 million, did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred in 1998. The furniture and equipment write-downs of $2.8 million were taken against the reserve in 1997 and $2.6 million in severance, outplacement, exit, and other costs were taken against the reserve in 1998.

   Based on revised reserve projections, a $7.5 million reduction in the restructuring reserve was recognized as an offset to operating expenses in 1998. This reserve adjustment resulted primarily from a decision to retain certain key business functions, including approximately 200 Pittsford-based employees, primarily in technology and accounting positions, and the migration of certain other employees in finance, administration, sales and marketing positions to a facility in Stamford, CT. Much greater than expected employee attrition, prior to eligibility for severance pay, also contributed to the reserve adjustment.

   Of the $7.6 million remaining reserve balance at December 31, 1998, $1.2 million will be used for ongoing severance and outplacement costs for the 200 employees already on job discontinuance. It is anticipated that approximately 225 further staff reductions will occur during 1999 under the plan. The restructuring plan is expected to be complete by mid-1999. See Note 3 of the Notes to the Financial Statements for further information on the Company's restructuring plan.


Net Interest Income

Net interest income, interest earned from student loans less interest expense on borrowings, was $192.3 million for 1998, compared with $175.9 million for 1997. The increase of $16.4 million is a result of higher interest revenue attributable to the growth in the loan portfolio, partially offset by diminished net interest margins. 1998 interest income also includes the receipt of a one-time interest payment of $3.7 million ($2.2 million after tax), representing the Company's share of a judgment rendered in a lawsuit by lenders against the Department of Education. The Department of Education was judged to have failed to have made certain required special allowance interest payments for the period July 1, 1992 through January 1, 1995. Net interest margin declined to 2.37% in 1998, compared to 2.42% in 1997. This decline was primarily attributable to less favorable funding spreads between the rates earned on the Company's assets and the rates it pays on its funding. Also, the legislated 30 basis points reduction of the lender yield on FFEL program loans originated after July 1, 1998, combined with other previously legislated interest reductions, contributed to the margin decline as loans at these lower rates were added to the portfolio.

   The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. The Company, from time to time, enters into interest rate swap agreements to manage interest rate risk by better matching the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. The majority of interest rate swap agreements are with Citibank, N.A., an affiliate of CNYS.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities.

Average Balance Sheet

------------------------------------------------------------------------------------------------------------------------------------
                                                       1998                           1997                         1996
                                            -------------------------------  ----------------------------  -------------------------
                                            Balance    Income/      Rate     Balance   Income     Rate     Balance  Income/     Rate
(Dollars in millions)                                  Expense                        Expense                      Expense
------------------------------------------------------------------------------------------------------------------------------------
Average insured student loans                $8,112     $  646     7.96%      $7,269     $588    8.09%      $6,548    $542     8.28%
Average non-interest earning assets             252                              222                           223
------------------------------------------------------------------------------------------------------------------------------------
Total average assets                         $8,364                           $7,491                        $6,771
------------------------------------------------------------------------------------------------------------------------------------
Average interest bearing liabilities         $7,797     $  454     5.82%      $6,997     $412    5.89%      $6,321    $367     5.81%
Average non-interest bearing liabilities        136                              110                           117
Average equity                                  431                              384                           333
------------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and equity         $8,364                           $7,491                        $6,771
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                          $8,112     $  192     2.37%      $7,269     $176    2.42%      $6,548    $175     2.68%
------------------------------------------------------------------------------------------------------------------------------------
Average 91-day Treasury Bill rate
 at the final auction date before
 June  1st for Stafford revenue                                    5.16%                         5.16%                        5.16%
Average 52-week Treasury Bill rate
 at the final auction date before
 June 1st for PLUS/SLS reset                                       5.65%                         5.75%                        5.75%
------------------------------------------------------------------------------------------------------------------------------------

The following table shows the components of the annual changes in net interest income.

Rate/Volume Analysis

-----------------------------------------------------------------------------------------------------------------------
                                                 1998 Compared to 1997                   1997 Compared to 1996
                                       ----------------------------------------  --------------------------------------
                                        Increase (Decrease) due to change in:     Increase (Decrease) due to change in:
                                       ----------------------------------------  --------------------------------------
(Dollars in millions)                    Volume       Rate (a)       Net (b)       Volume        Rate (a)      Net (b)
-----------------------------------------------------------------------------------------------------------------------
Interest earning assets                   $67.3        ($ 9.2)         $58.1        $58.6        ($ 12.7)        $45.9
Interest bearing liabilities               46.6          (4.9)          41.7         39.8            5.4          45.2
-----------------------------------------------------------------------------------------------------------------------
Net interest earnings                     $20.7        ($ 4.3)         $16.4        $18.8        ($ 18.1)        $ 0.7
-----------------------------------------------------------------------------------------------------------------------

(a) Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.

(b) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

The Company manages credit risk by entering into swap agreements with those counterparties having investment-grade external credit ratings. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.


Special Allowance Income

Most FFEL program loans originated prior to July 23, 1992 have fixed interest rates and qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rate on these FFEL program loans provides less than a market rate of return, the federal government pays a SAP which increases the loan yield to various specified margins, depending on its origination date, over a base rate tied to either the 91-day or 52-week Treasury Bill auction rates.


Operating Expenses

Operating expenses for 1998 (excluding the effect of the restructuring adjustment/costs discussed above and transition costs of $3.7 million) were $69.4 million or 0.86% of average insured student loans, compared to $68.1 million or 0.94% of average insured student loans for 1997. The increase in operating expenses of $1.3 million (2%) is attributable primarily to costs incurred in the Company's Year 2000 compliance efforts as well as increases to the Company's sales force and other initiatives. The 0.08% improvement in the expense ratio was primarily attributable to efficiencies in operational and administrative expenses. Including the $7.5 million restructuring reserve adjustment reflected as a reduction of operating expenses in 1998, the $3.7 million transition costs and the $20.5 million restructuring charge recorded in 1997, the Company's 1998 operating expenses totaled $65.6 million (or 0.81% of average insured student loans), $23.0 million lower than last year's expenses of $88.6 million (or 1.22% of average insured student loans).


Income Taxes

The Company had deferred tax assets of $31.9 million and $41.6 million at December 31, 1998 and 1997, respectively. The income tax benefits primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. Included in total deferred tax assets at December 31, 1998 and 1997 are the tax effects of the restructuring reserve as of those dates of $3.2 million and $7.3 million, respectively. See Notes 1 and 12 to the Financial Statements for further discussion.

   The Company's effective tax rates were 41.35% for 1998, 40.82% for 1997, and 41.42% for 1996.


1997 Compared to 1996

The Company's 1997 net income was $51.7 million ($2.58 basic earnings per share), down $13.2 million (20%) over net income of $64.9 million ($3.25 basic earnings per share) for 1996. The decline in net income for 1997 occurred primarily from the $20.5 million ($12.0 million after tax) restructuring reserve charge which was recorded in 1997. Excluding the restructuring charge, 1997 net income was $63.7 million, $1.2 million (2%) less than 1996. This decline in net income is primarily attributable to lower net interest margins and higher operating costs, partially offset by a $1.6 million after-tax gain on the sale of several distressed loan portfolios.

   At December 31, 1997, net loans outstanding reached $7.6 billion, an increase of $730.4 million (11%) from December 31, 1996. The increase in loans outstanding was due primarily to new loan disbursements, partially offset by loan repayments. FFEL program disbursements of $1,600 million for 1997 were up $36 million (2%) from 1996 disbursement levels. In addition, the portfolio balance at year-end 1997 included $13.7 million of loans originated through the CitiAssist program, launched during that year. The allowance for loan losses balance was $2.0 million at December 31, 1997, $0.4 million higher than the balance at the end of 1996.

   Net interest income was $175.9 million for 1997, compared with $175.2 million for 1996. The $0.7 million increase was a result of portfolio growth, partially offset by diminished net interest margins. Net interest margin for 1997 declined to 2.42% from 2.68% in 1996. This net interest margin decline was primarily attributable to an unusually wide spread between the indices which determine the rates earned on the Company's interest-earning assets and the rates it pays on its funding. In addition, lower yields on newer FFEL program loan originations contributed to the decline.

   Operating expenses, excluding the $20.5 million restructuring costs discussed above, were $68.1 million or 0.94% of average insured student loans for 1997 compared to $61.9 million or 0.95% of average insured student loans for 1996. Increases in operating expenses were due primarily to costs incurred to promote and service the new CitiAssist alternative loan product. Including the $20.5 million restructuring charge incurred in 1997, the Company's operating expenses totaled $88.6 million (or 1.22% of average insured student loans), which is $26.7 million higher than in 1996.


Regulatory Impacts

The Company's loan portfolio is primarily comprised of loans originated under the FFEL program. Since 1992, the Act, which governs the FFEL program and the related Federal Loan Consolidation program, has increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the net interest margin of the Company's portfolio.

   Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending") under which the federal government (rather than financial institutions such as the Company) originates loans directly to students using U.S. Treasury funds. Direct lending accounted for approximately 35%, on a national basis, of all guaranteed student loans made in the 1997-98 academic year, significantly less than the maximum 50% market share for that period contemplated by the Act. There has been little growth in the program's share in recent years. However, the impact of the FDSL program on the Company's future originations is dependent upon such factors as further growth in direct lending and the relative size of the FFEL program in the years to come.

   Amendments to the Act adopted in recent years include other provisions designed to reduce the cost of the FFEL program to the federal government. The interest rate paid by the federal government to holders of FFEL program loans during in-school, grace and deferment periods was reduced from 3.10% to 2.50% over the 91-day Treasury Bill rate, reset annually, for most loans disbursed on or after July 1, 1995. As legislated in the Act, reauthorized October 1, 1998, the interest rate paid by borrowers on loans originated on or after July 1, 1998 was decreased by 0.80%. The rate earned by lenders was reduced by 0.30%, with the 0.50% difference funded by the federal government through changes in the special allowance formula. There is no guarantee that the 0.50% special allowance payment will not be further reduced in subsequent budget cycles.

   In addition, lenders are currently required to pay a 0.5% origination fee for all FFEL program loans and pay an annual fee of 1.05% of the outstanding balances of Federal Consolidation loans held. The Act also includes risk-sharing provisions that apply to guaranteed defaulted FFEL program loans disbursed on or after October 1, 1993. Those loans that are submitted to a guarantor for claim are generally paid the claim amount less a risk sharing cost, calculated at 2% of the sum of the outstanding loan balance and accrued interest. In addition, other amendments to existing provisions of the Act may be enacted by Congress at any time, possibly resulting in further reductions in loan subsidies in the form of increased risk sharing costs and reduced interest margins. Any such amendment could adversely effect the Company's business and prospects.

   The Company has experienced a steady decline in net interest margin, as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Pressure on margins will continue as more loans are originated with the recently enacted 0.30% lender-absorbed yield cut. Therefore, in order to continue improving its net income in future years, the Company has sought to increase the size of its portfolio to take advantage of greater economies of scale. In recent years, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and developed new loan products, such as CitiAssist, that are not dependent on federal funding, guarantees and authorization. The Company is also participating in specialized automated student loan delivery efforts, such as Education Loan Management (ELM) Resources, which gives college and university financial aid offices single-source student loan access and simplified workflow and reconcilement.


Risk Management

The Company considers risk management to be an important business objective. The Company believes that its greatest exposure is with market, credit, operational and regulatory risks.

   Market risk is the risk of loss arising from changes in market interest rates and prices. The Company manages market risk by entering into interest rate swap agreements to better match the interest rate characteristics of its liabilities with that of its assets. The Company's Asset/Liability Management Committee ("ALCO") reviews the current and prospective funding requirements and makes recommendations to management that may impact interest rate swap agreement and other decisions. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

   The Company manages credit risk by maintaining risk-sharing agreements with servicers performing underwriting operations and by entering only into interest rate swap agreements with those having investment-grade external credit ratings. In addition, the Company prepares annual credit programs for its loan products, requiring the preparation of a detailed risk analysis by loan type, and senior management's approval of the program. Also, the Company is periodically reviewed by Citigroup business risk review and corporate audit teams for portfolio quality and process compliance. The Company has consistently scored well on these reviews. Credit risk is minimized by the federal guarantees maintained on its FFEL program student loan portfolios.

   Operational risks are those risks arising from servicing issues that could cause losses to the guaranteed student loan portfolio. FFEL program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operational and credit risk by conducting compliance and process reviews of the Company's loan servicers and through contractual remedies for any losses incurred due to servicing errors.

   The Company is subject to regulatory risk as the federal government sets the terms and conditions of the loans in the FFEL program guaranteed loan portfolio, and has periodically reduced the returns to lenders in the reauthorization and budget-setting processes.


Market Risk

The Company's primary market risk exposure is to movements in US dollar interest rates, the only currency in which the Company operates. As noted above, the Company manages its interest rate risk exposure through the use of derivative instruments in the form of interest rate swap agreements to better match the interest rate characteristics of its liabilities with that of its assets. Under these agreements, the Company receives interest payments based on the characteristics of its liabilities and makes payments based on the interest rate characteristics of the Company's assets. These derivatives are utilized to manage interest rate risk in response to changing market conditions as well as to change the characteristics of the related liabilities. All of the Company's derivatives agreements terminate within one year. None of the Company's financial instruments are used for trading purposes. Additional information about interest rate swap agreements is located in Note 13 to the Financial Statements.

   Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation reflects the repricing gaps in the position embedded in the portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a specified time span of a specified shift in the interest rate yield curve. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually two weeks). As of December 31, 1998, the rate shift over a two-week defeasance period applied to the interest yield curve for purposes of calculating Earnings-at-Risk was 55 basis points.

   As of December 31, 1998, a 55 basis point (two standard deviation) increase in the interest yield curve would have a potential negative impact on the Company's pre-tax earnings of approximately $5.6 million for 1999 and approximately $24.8 million for the total five-year period 1999-2003. The table below illustrates potential impacts of both a 55 basis point increase and a 55 basis point decrease in the interest yield curve by year.

   The Earnings-at-Risk calculation below portrays the Company's exposure to fluctuations in interest rates using a static approach to the balance sheet mix and parallel shifts in the interest rate curves. It is a measure to look at exposures based upon the Company's position at one particular point in time. In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e. the Treasury Bill to LIBOR rate spreads). The Company, through its ALCO, actively manages these risks and sets Earnings-at-Risk limits and if interest rates move against the existing structure, the appropriate actions are taken.

-------------------------------------------------------------------------------------------------------------
                                                        Earnings-at-risk (on pre-tax earnings)
                                      -----------------------------------------------------------------------
(Dollars in millions)                  1999         2000        2001        2002         2003          Total
-------------------------------------------------------------------------------------------------------------
Two standard deviation increase       ($5.6)       ($5.8)      ($5.2)      ($4.5)       ($3.7)        ($24.8)
Two standard deviation decrease        $4.9         $6.3        $5.7        $4.9         $4.0          $25.8
-------------------------------------------------------------------------------------------------------------

Year 2000

The Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of time sensitive computer systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has assessed and is modifying its computer systems and business processes to provide for their continuing functionality and is assessing the readiness of third parties with which it interfaces.

   The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis and the Company has engaged in a process of identifying, assessing and modifying its computer programs to address this issue. As part of and following achievement of year 2000 compliance, systems are subjected to a process that validates the modified programs before they can be used in production. The Company was substantially complete with these year 2000 initiatives by year-end 1998. Substantially all of the lines of code in the Company's business applications are through the modification phase and have been tested and certified. In addition, the majority of non-year 2000 compliant business applications needing to be replaced with compliant applications have been replaced. The year 1999 is primarily being used for external testing, full integration testing and production assurance.

   The pre-tax cost associated with the required modifications and conversions is expected to total approximately $5.4 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $3.2 million has been incurred to date, including approximately $2.4 million in 1998.

   The Company is also addressing other technology-related matters including end-user computer applications, networks, data centers, applications replacement, and desktops and these are similarly progressing towards timely resolution.

   The Company is also addressing year 2000 issues that may exist outside its own technology activities, including its facilities and other business processes, external service providers and other third parties with which it interfaces. Substantially all of the Company's facilities and related systems have been investigated and modification is underway.

   Significant third parties with which the Company has systems interfaces include customers and counterparties, external service providers, technology vendors, payment and clearing systems, and the utility infrastructure upon which all corporations rely. Unreadiness by these third parties would expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company is addressing these risks through bilateral and multiparty efforts and participation in industry and country initiatives. While significant third parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

   The Company is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include contingency planning to mitigate any remaining risks associated with remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of the failure of systems or processes outside the Company's control. Contingency planning, and preparations for the management of the date change, will continue through 1999. Notwithstanding these activities, the failure of efforts to address, in a timely manner, the year 2000 issue, could have a material adverse effect on the Company's results of operations in future periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and company operations. The Company incurred no material capital expenditures in 1998 or in the past three years, nor are any material capital expenditures anticipated in 1999. Restructuring reserve expenditures of $7.6 million for employee termination benefits will be paid from cash generated from current operations. The Company does not expect that the payment of the restructuring costs will have a material effect on its liquidity or financial position.

   The Company's cash used for investing activities amounted to $1,021.1 million in 1998, $739.8 million in 1997, and $729.9 million in 1996. Investing activities were financed in 1998, 1997, and 1996 primarily through the utilization of available long and short-term credit lines. New borrowings, net of repayments, at December 31, 1998 and December 31, 1997 increased $911.4 million and $722.4 million, respectively, compared to borrowings outstanding at the end of the previous year.

   The Company's future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowing.

   The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently meets its funding requirements through credit facilities provided by CNYS.

   On March 1, 1998, the Company renegotiated its Omnibus Credit Agreement with CNYS, increasing the maximum aggregate credit level for combined short and long-term debt to $10.0 billion from $8.0 billion. Under this agreement, $0.3 billion in new short-term borrowings were made in 1998 and $0.7 billion in original short-term borrowings were repaid. Also, $2.7 billion in new long-term borrowings were made and $1.4 billion in long-term borrowings were repaid in 1998. The credit facilities are at variable interest rates based on LIBOR, federal funds or the 91-day Treasury Bill rate.

   At December 31, 1998, $3.9 billion in original short-term borrowings and $4.3 billion in long-term borrowings were outstanding under the CNYS agreement.

   On March 1, 1997, the Company and CNYS agreed to increase the maximum aggregate credit level of the agreement at that time from $6.4 million to $8.0 billion. During 1997, $1.7 billion in net short-term borrowings and $1.6 billion in long-term borrowings were made under this agreement and $1.5 billion in long-term borrowings were repaid. At December 31, 1997, $4.3 billion in original short-term borrowings and $3.0 billion in long-term borrowings were outstanding under the CNYS agreement.

   The Company currently has no specific plans for additional future financing programs. However, the Company continues to explore alternative sources of low-cost funding. Management believes that liquidity and capital are sufficient to meet the Company's anticipated requirements for the next twelve months.

Other Business and Industry Information

Student Loans

The Company's portfolio is comprised primarily of loans originated through the FFEL program. These loans consist of subsidized Federal Stafford loans, Unsubsidized Federal Stafford loans, Federal PLUS ("PLUS") loans and Federal Consolidation loans.

   The U.S. Department of Education (the "Department") administers the FFEL program under Title IV of the Act. In order to comply with the provisions of the Act, all of the Company's FFEL program loans are held, and all new FFEL program loans are originated, by the Company through a trust established solely for the benefit of the Company. Any institution that does not fall within the Act's definition of "eligible lender" may hold and originate FFEL program loans only through a trust or similar arrangement with an eligible lender. The Company's trust agreement is with CNYS, a New York State bank, which qualifies as an eligible lender under the provisions of the Act.

   The Company's portfolio also contains loans originated through alternative loan programs, primarily CitiAssist, introduced in 1997, and TERI. Alternative loan programs are available for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the student's, parent's, or co-signer's creditworthiness as opposed to financial need, and most are insured by a private insurer.


Origination of FFEL Program Loans

In the years ended December 31, 1998 and 1997, the Company originated $1.8 billion and $1.6 billion, respectively, of FFEL program loans. The Company's main sources of borrowers include referrals from financial aid administrators, customers of Citibank, repeat borrowers and college fair participants.

   A student must attend an eligible educational institution to participate in the FFEL program. The approximately 7,000 eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions, and proprietary schools, most of which conduct one-year programs. In addition to other criteria, school eligibility is determined by the default rate on guaranteed loans to its students. Under the Act, eligible lenders, subject to certain restrictions, may choose not to make loans to students attending certain schools, defined by school type, geographic location or default experience.

   The student and school complete a combined application/ promissory note and send it either to the Company or directly to the guarantor. The application must be approved by both the guarantor and the Company. If it is approved by the guarantor, a guarantee certificate is then issued and sent to the Company. After receiving the notice of guarantee, the Company makes disbursements on the loan directly to the school, and sends a disclosure statement to the student confirming the terms of the loan. The Company estimates that 95% of all potential borrowers whose FFEL program loan applications are received eventually take out a student loan from the Company.


Seasonality

Origination of student loans is generally subject to seasonal trends which correspond to the beginning of the school year. The two periods of August through October and December through February account for approximately 75% of the Company's total annual disbursements. While applications are seasonal, the Company's earnings generally are not. Due to the Company's large portfolio, any one month's new disbursements or run-off does not materially change the size of the portfolio. Interest revenue is therefore fairly stable throughout the year. Disbursement levels are generally highest at the beginning of school years.


Marketing

Unlike many other lenders, the Company has a policy of holding and servicing substantially all of the loans that it originates. Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators ("FAA's"). The Company attributes its growth primarily to its emphasis on providing service to FAA's, its success in accessing Citigroup's customer base and its employment of a focused account management.

   Management believes that FAA's are one of the most important influences on lender selection. FAA's are permitted, in order to streamline the financing process, to develop a list of lenders which students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAA's. The Company has Account Managers who service the financial aid community. The Account Managers assist FAA's in resolving problems and issues, provide updates on the Company's programs and provide information for students.

   Under agreements with the Company, certain affiliates make available the Company's informational brochures through Citibank branches and in credit card statements. This will be expanded to include Travelers and certain of its affiliates going forward. The Company has student borrowers from all 50 states, the District of Columbia and the U.S. territories. Approximately half of the Company's loan portfolio is comprised of loans made to students from New York and California.

   A lender can lose eligibility to participate in the FFEL program if it does not comply with certain rules specified in the Act. Lenders are prohibited from offering points, premiums, payments or other inducements, directly or indirectly, to any educational institution, guarantee agency or individual in order to secure loan applications, and may not offer loans as an inducement to a prospective borrower, either directly or indirectly, to purchase insurance policies or other products. Also, a lender may not conduct unsolicited mailings of FFEL program student loan applications to students who have not previously received student loans from that lender. In addition, lenders may not engage in fraudulent or misleading advertising or discriminate against any borrower or applicant.


FFEL Program Guarantee Agencies

The Company is insured on its holdings of FFEL program loans in the case of a borrower's default, death, disability or bankruptcy. The insurance is provided by certain state or non-profit guarantee agencies ("guarantors"), which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

   If a guarantor's administrative or financial condition falls below specified levels or the Secretary of Education determines that the agency is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continued payment of claims, including the transfer of guarantees to another agency or to the Department.

   The Company has internal limits on its exposure level to any one guarantor. In addition, the Company performs annual financial evaluations of each guarantee agency with which the Company does business. Each guarantor is rated on a scale ranging from "very strong" to "very weak". The ratings are determined using an in-house credit scoring model that grades four main variables - management structure, default rates, reserves, and profitability and assigns a rating based on the guarantor's overall score. The Company also uses a risk rating system that enables it to assess the risks inherent in its student loan assets. Once a guarantor's rating falls below "average", it is subject to more frequent review. To date, all claims made by the Company and accepted for payment by guarantee agencies have been paid.


Collection of FFEL Program Loans

The Company's FFEL program loans are guaranteed as to principal and interest by certain state or non-profit guarantee agencies, which are reinsured by the federal government. However, certain requirements must be met in order to maintain guarantee coverage. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guide-lines. The Company's collections department or servicers begin contact before the tenth day of delinquency and continue prescribed collection efforts through mailings and telephone contact.

   At prescribed times, the Company requests collection assistance from the relevant guarantee agency before submitting a claim. These requests are made to notify the guarantee agency of seriously delinquent accounts before claim and allow the agency to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor, the Company's collection department again works the account for payment and/or institutes a process to reinstate the guarantee.

   At year end 1998, the Company considered loans which are 180 days delinquent to be in default. When the loan was approximately 239 days past due, the Company submitted a claim to the guarantee agency requesting reimbursement for the defaulted loan. Federal regulations required that claims be filed with the guarantor no later than the 270th day of delinquency. Failure to file a claim within this period could have resulted in a loss of the guarantee. The reauthorization of the Act in October 1998 included new provisions for determining delinquency. Under these new provisions, loans with delinquencies occurring on or after October 1998 that are 270 days past due are considered to be in default. Claims submission dates will likewise be similarly delayed to comply with the change in the definition of default status.

   A claim may be rejected by a guarantee agency under certain circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained, the loan is improperly serviced or the lender does not perform the required due diligence. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

   Claims which are rejected may be "cured", receive reinstatement of the guarantee and interest and special allowance benefits, by locating the borrower in the case of a skip trace involving a timely filing violation, or by obtaining a payment or a new signed repayment obligation from the borrower in the case of a due diligence violation. In 1998, the Company was able to cure approximately 70% of all rejected claims. For these rejected claims, the Company allows a full four months for collections/ servicers to work the accounts in attempts to effect cures before they are written off as operating losses.

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

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guarantee agency regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize, a loan guarantee or lender eligibility. These policies and procedures continue to be monitored at the Company's primary servicer, an affiliate to which loan originations and servicing migrated in 1998. An internal compliance staff conducts frequent audits of loan origination and disbursement and servicing activities to ensure adherence with regulatory requirements.

   The Company also has a formal quality control program that monitors and measures performance and customer satisfaction levels. Management believes that the Company's emphasis on service excellence has led to improved efficiencies and increased customer satisfaction.

   Regulations of the Department of Education authorize the Department to limit, suspend or terminate lenders from participation in the program, as well as impose civil penalties, if lenders or servicers violate program regulations. In order to monitor this, the Department conducts frequent on-site audits of the Company's student loan servicing activities. Guarantee agencies conduct similar audits on a biennial basis. During 1998, the Company was audited by five guarantee agencies and a third party insurer, as well as the Department of Education. The final reports showed no material exceptions.

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


Competition

The student loan industry is highly competitive. The Company competes with approximately 7,000 other eligible lenders. Despite the large number of competitors, the industry is somewhat concentrated. According to Department statistics, the top 25 lenders accounted for approximately 90% of new loan volume in 1997.

   The Company is the nation's largest originator of FFEL program loans and has been increasing its market share over the last seven years. The Company believes that one factor in its growth has been the continuing consolidation of the industry. Lenders have departed primarily due to acquisitions in the industry, as well as the increasingly difficult administrative and servicing requirements mandated by the Department and the overall consolidation of the financial services industry. As a large participant in the student loan industry, the Company has been able to adjust more quickly to regulatory changes and increase market share. The Company competes by offering a full array of FFEL program loan products and by emphasizing the quality of its service.

   The Company is the nation's second largest holder of FFEL program loans. The largest holder, Sallie Mae, has a portfolio that is several times larger than the Company's. Although Sallie Mae does not compete directly with the Company in making loans at this time, (it acquires FFEL program loans including newly originated loans through arrangements with a number of eligible lenders), it has stated its intentions to do so in the future. The Company competes directly with Sallie Mae in making wholesale loan purchases.

   The Federal Direct Student Lending ("FDSL") program, which also provides guaranteed loans to students, has in recent years reduced the origination volume available for FFEL program loans. Currently, FDSL accounts for approximately 35% of guaranteed student loan originations.


Employees

At December 31, 1998, the Company had approximately 464 employees, none of whom is covered by a collective bargaining agreement. Upon completion of the Company's restructuring plan and including the hiring of additional staff for the Stamford, CT location in 1999, the number of employees will be approximately
300. Under the restructuring plan, the Company's loan originations and servicing activities are being contracted to other Citigroup subsidiaries. This migration is on track to be substantially complete by mid-1999.


Properties

The Company's facilities are maintained in Pittsford, NY under a renewable one-year lease agreement with CNYS expiring in December 1999. As the Company's restructuring plan nears completion, management will reevaluate its facilities requirements. The Company is also relocating certain functions, including finance, marketing, credit, legal and administration to space leased from Citigroup in Stamford, CT.


Legal Proceedings

The Company is not party to any litigation which, in management's opinion, is likely to result in any material liability to the Company.

Independent Auditors' Report

To the Board of Directors and Stockholders of The Student Loan Corporation:

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 1998 and 1997 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


Rochester, New York
January 15, 1999

The Student Loan Corporation

STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------
                                                                     Years ended December 31,
                                                                  -------------------------------
(Dollars in thousands, except per share amounts)                       1998       1997       1996
-------------------------------------------------------------------------------------------------
Revenue
Interest income (notes 2)                                          $646,558   $588,480   $542,527
Interest expense (notes 5, 6, and 9)                                454,227    412,541    367,294
-------------------------------------------------------------------------------------------------
Net interest income                                                 192,331    175,939    175,233
Provision for loan losses (note 2)                                    3,882      3,310      2,500
-------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 188,449    172,629    172,733
Fee and other income (note 9)                                         2,323      3,292         47
-------------------------------------------------------------------------------------------------
Total revenue, net                                                  190,772    175,921    172,780
-------------------------------------------------------------------------------------------------

Operating expenses
Salaries and employee benefits (notes 9 and 10)                      32,602     32,517     30,639
Restructuring (adjustments) expenses (note 3)                        (7,500)    20,500          -
Other expenses (notes 8 and 9)                                       40,516     35,590     31,306
-------------------------------------------------------------------------------------------------
Total operating expenses                                             65,618     88,607     61,945
-------------------------------------------------------------------------------------------------

Income before income taxes                                          125,154     87,314    110,835
Income taxes (note 12)                                               51,745     35,644     45,905
-------------------------------------------------------------------------------------------------
Net Income                                                         $ 73,409   $ 51,670   $ 64,930
-------------------------------------------------------------------------------------------------
Basic earnings per common share (note 15)                             $3.67      $2.58      $3.25
-------------------------------------------------------------------------------------------------
STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
(Dollars in thousands,                                   Common  Additional   Retained      Total
except per share amounts)                                 Stock     Paid-In   Earnings
                                                                    Capital
-------------------------------------------------------------------------------------------------
Balance at December 31, 1995                               $200    $134,109   $168,742   $303,051
Net Income                                                    -           -     64,930     64,930
Dividends declared, $0.30 per common share                    -           -     (6,000)    (6,000)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                200     134,109    227,672    361,981
Net Income                                                    -           -     51,670     51,670
Dividends declared, $0.54 per common share                    -           -    (10,800)   (10,800)
Other                                                         -         271          -        271
-------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                200     134,380    268,542    403,122
Net Income                                                    -           -     73,409     73,409
Dividends declared, $0.60 per common share                    -           -    (12,000)   (12,000)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               $200    $134,380   $329,951   $464,531
-------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

The Student Loan Corporation

BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                                        December 31,
                                                                                 ------------------------
(Dollars in thousands, except per share amounts)                                         1998        1997
---------------------------------------------------------------------------------------------------------
Assets
Insured student loans (note 2)                                                     $8,636,343  $7,625,157
Allowance for loan losses (note 2)                                                      2,370       2,014
---------------------------------------------------------------------------------------------------------
Insured student loans, net                                                          8,633,973   7,623,143
Cash                                                                                       37       2,108
Deferred tax benefits (note 12)                                                        31,936      41,581
Other assets (note 4)                                                                 237,196     207,118
---------------------------------------------------------------------------------------------------------
Total assets                                                                       $8,903,142  $7,873,950
---------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Liabilities
Short-term borrowings (note 5)                                                     $3,908,046  $5,696,605
Long-term notes (note 6)                                                            4,310,000   1,610,000
Payable to principal stockholder (note 12)                                             13,957      17,063
Restructuring liabilities (note 3)                                                      7,611      17,724
Other liabilities (note 7)                                                            198,997     129,436
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                   8,438,611   7,470,828
---------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, par value $0.01 per share;
   authorized 10,000,000 shares; no shares issued or outstanding                            -           -
Common stock, par value $0.01 per share;
   authorized  50,000,000 shares, 20,000,000 shares issued and outstanding                200         200
Additional paid-in capital                                                            134,380     134,380
Retained earnings                                                                     329,951     268,542
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            464,531     403,122
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $8,903,142  $7,873,950
---------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

The Student Loan Corporation

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------
                                                            Years ended December 31,
                                                   ---------------------------------------
(Dollars in thousands)                                   1998          1997          1996
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                        $    73,409   $    51,670   $    64,930
Adjustments to reconcile net income
to net cash from operating activities:
 Depreciation and amortization                          5,889         6,103         3,993
 Provision for loan losses                              3,882         3,310         2,500
 Deferred tax provision (benefit)                       9,645        (2,338)       10,705
 Restructuring (adjustments) expenses                  (7,500)       20,500             -
 Increase in accrued interest receivable              (26,523)      (25,415)      (20,085)
 (Increase) Decrease in other assets                   (3,079)        1,240         1,814
 Increase (Decrease) in other liabilities              63,842       (25,333)       (2,747)
------------------------------------------------------------------------------------------
Net cash provided by operating activities             119,565        29,737        61,110
------------------------------------------------------------------------------------------

Cash flows from investing activities:
Disbursements of loans                             (1,833,391)   (1,599,749)   (1,564,143)
Purchase of loans                                    (194,293)      (34,050)      (76,489)
Sale of loans                                          68,258        93,430        69,728
Repayment of loans                                    938,951       802,626       842,732
Capital expenditures on premises and equipment           (602)       (2,007)       (1,705)
------------------------------------------------------------------------------------------
Net cash used in investing activities              (1,021,077)     (739,750)     (729,877)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net (decrease) increase in borrowings
 with original maturities of one year or less        (413,559)    1,237,354       574,755
Proceeds from long-term borrowings                  2,700,000     1,610,000       100,000
Repayments of long-term borrowings                 (1,375,000)   (2,125,000)            -
Dividends paid to stockholders                        (12,000)      (10,800)       (6,000)
------------------------------------------------------------------------------------------
Net cash provided by financing activities             899,441       711,554       668,755
------------------------------------------------------------------------------------------
Net (decrease) increase in cash                        (2,071)        1,541           (12)
Cash - beginning of period                              2,108           567           579
------------------------------------------------------------------------------------------
Cash - end of period                              $        37   $     2,108   $       567
------------------------------------------------------------------------------------------

Supplemental disclosure:
Cash paid for:
   Interest                                       $   396,215   $   432,212   $   376,130
   Income taxes                                   $    45,377   $    27,798   $    66,820
------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Notes to Financial Statements

1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Student Loan Corporation (the "Company"), through a trust agreement with Citibank (New York State) ("CNYS"), is an originator, holder, and servicer of student loans, consisting primarily of loans made in accordance with federally sponsored guaranteed student loan programs. The accounting policies of the Company are in conformity with generally accepted accounting principles. The Company is a single segment.

   CNYS, a subsidiary of Citicorp and also Citigroup Inc., is the largest shareholder in the Company, with an 80% interest. The accompanying financial statements include expenses for facilities, employee benefits, and certain services provided by CNYS and other Citigroup affiliates. Such expenses are assessed based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

   Certain amounts in the prior years' financial statements have been reclassified to conform with the later years' presentations. Such reclassification had no effect on the results of operations as previously reported.


Disclosure Change

Information on core net income, representing net income exclusive of floor income attributable to the fixed minimum interest rates on certain loans in the Company's portfolio, is no longer being provided. This disclosure change is being made due to the increasing immateriality of floor income in recent years brought about by amendments to the Federal Higher Education Act of 1965 ("the Act"), which effectively eliminated fixed minimum interest rates on most guaranteed student loans disbursed after July 1992.


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


Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan ("FFEL") program authorized by the Department of Education (the "Department") under the Act, as amended, and are insured by guarantors. Interest on student loans is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements made on or after October 1, 1993, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of a student loan in those portfolios.

   The Company also has a portfolio of alternative loans, primarily CitiAssist. These loans are insured against loss by a private insurer.

   When a guarantor denies payment of a claim, the Company discontinues accruing interest on the defaulted loan. FFEL program loan claim denials can occur for a number of reasons, such as the Company not following appropriate due diligence procedures as defined in the guarantor's policies. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest. These amounts of principal and interest write-offs are not material for the periods presented. The Company continues its attempt to recover the loan balance from either the guarantor or the borrower. Recoveries on loans previously charged off result in lower current operating expenses. Non-interest accruing loans were $512,000 and $1,771,000 at December 31, 1998 and 1997, respectively. Non-accrual loans at December 31, 1997 included $966,000 of distressed loan purchases made in 1995. Of these loan purchases, $700,000 was recovered and the remainder was written off as an operating loss in 1998.


Allowance for Loan Losses

The allowance for loan losses primarily represents a reserve for estimated losses on the Company's FFEL program loan portfolio under the risk-sharing provisions of the Act. Under these provisions claims on defaulted FFEL program student loans disbursed on or after October 1, 1993 that are approved for reimbursement by a guarantor are paid net of a risk sharing loss. The risk sharing loss on these loans is calculated at 2% of the total claimed amount, including principal and accrued interest. The allowance for loan losses also includes estimates of CitiAssist risk sharing losses. CitiAssist loans insured by Guaranty National Insurance Company ("GNIC"), a private third party insurer, are subject to risk sharing losses calculated at 5% of the combined principal and accrued interest balances. Estimated loan losses are accrued when guaranteed and third party insured student loans become greater than 90 days delinquent. Risk sharing losses which arise from actual claims with guarantors and GNIC are charged against the allowance as they are incurred.


Interest Rate Swap Agreements

The Company manages its exposure to interest rate risk through the use of interest rate swap agreements. These swaps are designated as hedges of certain interest bearing liabilities and are effective in reducing the risk caused by basis differences between borrowing and lending rates. These interest rate swap agreements are held for purposes other than trading and are generally held to their full contract maturity dates. Although there were no swap terminations resulting in gains or losses in the three-year-period ended December 31, 1998, the Company's policy is to defer and amortize any such gains or losses that do arise consistent with the original hedge accounting strategy. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.


Income Taxes

The Company is included in the consolidated federal income tax return of Citicorp/Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CNYS an amount equal to the federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is increased by virtue of the inclusion of the Company's activity in the group's unitary return. CNYS has agreed to pay the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is reduced by virtue of the inclusion of the Company's activity in the group's unitary return.

   Deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. The deferred tax asset is recognized subject to management's judgment that realization is more likely than not.


Earnings Per Share

Basic earnings per share is computed by dividing income applicable to common stock (net income after deducting preferred stock dividends, if any) by the weighted-average number of common shares outstanding for the period.

   Diluted earnings per share shows the dilutive effect that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed by dividing net income by the weighted-average sum of common shares outstanding and common stock equivalents for the period. The Company had no securities or other contracts to issue company common stock which could result in dilution in 1998, 1997 or 1996.


2 STUDENT LOANS

Student loans consist primarily of loans originated under government sponsored guaranteed loan programs, principally the FFEL program and, generally, have repayment terms of between five and ten years. Whenever the stated interest rate on FFEL program loans disbursed prior to July 1992 provides less than a market rate of return, the federal government pays a special allowance payment ("SAP") which increases the loan yield to 2.50, 3.10, 3.25 or 3.50 percentage points, depending on its origination date, over a base rate tied either to the 91-day or 52-week Treasury Bill auction rates. While the student is in school, generally, the federal government pays both the SAP (if any) and the stated interest rate, or the student defers payment and makes no principal or interest payments.

   The Company is currently eligible to make the following types of FFEL program loans: Federal Stafford loans, Unsubsidized Federal Stafford loans, Federal PLUS ("PLUS") loans and Federal Consolidation loans. Federal Stafford loans are generally loans made to students who pass certain need criteria. Unsubsidized Federal Stafford loans are designed for students who do not qualify for Federal Stafford loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS loans are made to parents of students who are dependents. The Federal Consolidation Loan program allows certain borrower's loans of both the FFEL and Federal Direct Student Loan programs to be combined into one single aggregate insured loan with an extended repayment term. The Company's portfolio also includes Federal Supplemental Loans for Students ("SLS loans") made prior to July 1994, when new loans through this program were discontinued. Federal SLS loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. In 1994, the SLS program was replaced with an expanded Unsubsidized Stafford loan program.

   The Company's portfolio also contains loans originated through alternative loan programs developed for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the student's, co-signer's, or parent's creditworthiness.

   Prior to 1997, the majority of the Company's alternative loans were originated through programs with The Educational Resource Institute ("TERI") to medical and graduate students. These loans are guaranteed by TERI, a not-for-profit corporation, which is not reinsured by the federal government. The Company terminated its originations program with TERI in 1997. As of December 31, 1998 and 1997, the Company held $74.7 million and $80.2 million, respectively, of TERI insured loans, which were serviced by a third party.

   In early 1997, the Company launched its alternative loan product, CitiAssist, which offers students another means by which they are able to meet their educational financing needs. CitiAssist loans are used to help close the gap between students' higher education costs and their available financial resources. The loan is prime rate based with FFEL program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

   In order to comply with certain legal requirements, CitiAssist loans are originated by CNYS, the Company's principal shareholder. These loans are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. The loans are purchased by the Company at a premium at a mutually agreed upon date after the final disbursement is made. The Company amortizes the premium as a reduction of interest income over the average life of a loan in the portfolio. As of December 31, 1998, and 1997, the Company's CitiAssist portfolio totaled $44.6 million and $13.7 million, respectively.

The Company's student loan portfolio is summarized by program type as follows:

--------------------------------------------------------------------------------------
                                                                     December 31,
                                                               -----------------------
($000's)                                                             1998        1997
--------------------------------------------------------------------------------------
Stafford/Consolidation (including deferred origination
   costs of $24.0 million in 1998 and $20.2 million in 1997)    $7,633,178  $6,626,023
SLS/PLUS                                                           883,862     905,285
Supplemental/PEP/Assist                                             74,712      80,158
CitiAssist                                                          44,591      13,691
--------------------------------------------------------------------------------------
Total student loans                                             $8,636,343  $7,625,157
--------------------------------------------------------------------------------------

   The Company is insured on its holdings of FFEL program loans in the case of a borrower's default, death, disability or bankruptcy. Insurance on FFEL program loans is provided by certain state or non-profit guarantee agencies ("guarantors"), which are reinsured by the federal government.

   The Act requires every state either to establish its own guarantor or to contract with another guarantee agency in order to support the education financing and credit needs of students at post-secondary schools. FFEL program guarantors generally guarantee loans for students attending institutions in their particular state or region or for their residents attending schools in another state. States that do not have their own guarantee agency contract with United Student Aid Funds, a multi-state guarantee agency, or another state agency.

   For each FFEL program loan, guarantee agencies collect from the borrower a one-time insurance premium that may not exceed 1% of the principal amount of the loan. Also, the Act requires that a combined loan origination fee and insurance premium be paid by the borrower on Unsubsidized Stafford loans. This fee is passed through to the federal government by the originating lender. Current regulations provide for a 3% origination fee.

   Most CitiAssist loans are insured against default and other losses through GNIC, a private third party insurer, and are not reinsured by the federal government. Most insured CitiAssist loans submitted for claim are paid the claim amount less a risk sharing loss, calculated at 5% of the sum of the outstanding principal and accrued interest balances. During 1998, $8,000 of CitiAssist loans were submitted for claim. No such claims were made in 1997. Some CitiAssist loans are not insured against loss. At December 31, 1998, the Company held $2.7 million of CitiAssist loans that did not carry third party insurance. The Company is exposed to losses of up to 100% on these loans.

The following schedule provides an analysis of the Company's student loans by guarantor/insurer:

------------------------------------------------------------------------------------
                                                           December 31,
                                                ------------------------------------
($000's)                                              1998    %           1997     %
------------------------------------------------------------------------------------
United Student Aid Funds                        $3,841,874   44     $3,393,482    45
ED FUND                                          1,901,904   22      1,755,823    23
New York Higher Education Service Corp.          1,976,138   23      1,713,492    22
Illinois Student Aid Commission                    327,338    4        316,919     4
TERI                                                74,712    1         80,158     1
GNIC                                                41,888    1         12,994     -
Other guarantors                                   468,723    5        349,821     5
------------------------------------------------------------------------------------
Total guaranteed/insured                         8,632,577  100      7,622,689   100
Not guaranteed/insured                               3,766    -          2,468     -
------------------------------------------------------------------------------------
Total student loans                             $8,636,343  100     $7,625,157   100
------------------------------------------------------------------------------------

FFEL program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or borrower's death, disability, or bankruptcy, the Company files a claim with the guarantor of the loan. Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the loan's unpaid principal balance and accrued interest on claimed defaulted loans disbursed on or after October 1, 1993. The 2% amount not reimbursed is charged off to allowance for loan losses. FFEL program claims filed due to a borrower's death, disability, or bankruptcy are not subject to the 2% risk sharing loss provisions. For loans disbursed prior to October 1, 1993, the Company is generally paid 100% of the claim amount. Generally, guarantors of FFEL program loans are reinsured by the federal government for 78-98% of claims paid (80-100% for loans disbursed before October 1, 1993) depending on their claims experience.

   Claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company for remedial servicing. During the remedial servicing period, interest income is not accrued. On certain paid claims, guarantors assess interest penalties, charged against interest income, for minor servicing defects. Net operational losses resulting from servicing or origination defects are charged to operating expense as incurred and amounted to $1.3 million in each of 1998 and 1997, and $1.4 million in 1996.

   Alternative loans insured by TERI are not subject to risk sharing provisions. However, most CitiAssist loans, insured by a third party, are subject to 5% risk sharing provisions. A small amount of CitiAssist loans are not insured against loss and are potentially exposed to losses of up to 100%. At December 31, 1998 and 1997, the Company had established reserves for estimated risk sharing and other losses on FFEL program and CitiAssist loans as allowance for loan losses.

Changes in the allowance for loan losses are as follows:

------------------------------------------------------------
($000's)                           1998      1997      1996
------------------------------------------------------------
Balance at beginning of year    $ 2,014   $ 1,570   $   548
Provision for loan losses         3,882     3,310     2,500
Losses on claimed loans          (3,526)   (2,866)   (1,478)
------------------------------------------------------------
Balance at December 31          $ 2,370   $ 2,014   $ 1,570
------------------------------------------------------------

   Amendments to the Act also included provisions which provided rebates of excess interest to either the borrowers or the Department on certain loans disbursed on or after July 23, 1992 during periods when the average of the 91-day Treasury Bill rate for a quarter plus either 3.10% or 3.25% was less than the stated interest rate on the loan. As a result of the Amendments, certain loans originated on or after July 23, 1992 were converted in 1994 to variable interest rate loans based on the 91-day Treasury Bill rate.

   In 1993, other amendments of the Act were enacted which included other significant changes to the FFEL program. These Amendments imposed additional costs and income restrictions on originators and holders of FFEL program loans in the form of origination fees, risk sharing costs, and interest rate reductions. These Amendments also instituted a competitor program, the Federal Direct Student Loan ("FDSL") program, by which student loans are made directly by the federal government ("direct lending"), rather than by lending institutions such as the Company.

   Direct lending accounted for approximately 35%, on a national basis, of all student loans made under federal programs in the 1996-97 and 1997-98 academic years. The Amendments allow direct lending to originate up to 60% of all such loans nationally in 1998-99.

   Amendments to the Act in recent years include other provisions designed to reduce the cost of the FFEL program to the federal government. The interest rate paid by the federal government to holders of FFEL program loans during in-school, grace and deferment periods was reduced from 3.10% to 2.50% over the 91-day Treasury Bill rate, reset annually, for most loans disbursed on or after July 1, 1995. In addition, recent legislation decreases the interest rate paid by borrowers by 0.80% on loans originated on or after July 1, 1998. The rate earned by lenders was reduced by 0.30%, with the 0.50% difference funded by the federal government through changes in the special allowance formula. In addition, lenders are required to pay a 0.5% origination fee for all new FFEL program loans disbursed and pay an annual fee of 1.05% of the outstanding balances of federal consolidation loans held.


3 RESTRUCTURING PLAN

In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure, involving the outsourcing of various parts of its operations, which had been based in the Company's Pittsford, NY office, to affiliated companies. The restructuring plan was designed to take advantage of the larger economies of scale and more global operating systems configurations being employed by those affiliates.

   In connection with the restructuring plan, the Company established a restructuring reserve and incurred a $20.5 million pre-tax charge in 1997, including $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in exit costs. Additional costs, including transition costs of $3.7 million, did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred in 1998. Future implementation costs will be expensed as incurred, but are not expected to be material. The plan provisions, which involve the termination of approximately 425 employees primarily in the loan originating, loan servicing, marketing, finance, credit, and legal functions, includes the migration of administration, finance, marketing and other activities to facilities in Stamford, CT.

   Of the $20.5 million total restructuring charge, the furniture and equipment write-downs were taken in 1997, leaving a $17.7 million available reserve balance at December 31, 1997. Based on revised reserve projections, a $7.5 million reduction in the restructuring reserve balance was recognized, offsetting operating expenses in the fourth quarter of 1998. The reserve adjustment resulted primarily from a decision to retain approximately 200 Pittsford-based employees, primarily in technology and accounting positions, and the migration of certain other employees in finance, administration, sales and marketing positions to a facility in Stamford. Much greater than expected employee attrition, prior to eligibility for severance pay, also contributed to the reserve adjustment.

   Also, during 1998 $1.2 million of the reserve balance was used for severance and outplacement costs for the approximately 200 employees on job discontinuance and $1.4 million was used for exit costs related to the closure of the Company's operating units. Of the $7.6 million remaining reserve balance at December 31, 1998, $1.2 million will be used for ongoing severance and outplacement costs for the employees already on job discontinuance. It is anticipated that approximately 225 further staff reductions will occur during 1999 under the plan. The restructuring plan is expected to be complete by mid-1999.

The following chart shows the activity in the restructuring reserve.

------------------------------------------------------------------------------
                                                            December 31,
                                                     -------------------------
($000's)                                                    1998         1997
------------------------------------------------------------------------------
Balance at beginning of year                          $   17,724     $      -
1997 restructuring charge                                      -       20,500
Write-down of furniture and equipment                          -       (2,776)
Utilization of reserve                                    (2,613)           -
Change in 1997 reserve estimates                          (7,500)           -
------------------------------------------------------------------------------
Total restructuring liabilities                       $    7,611     $ 17,724
------------------------------------------------------------------------------


4 OTHER ASSETS

Other assets are summarized as follows:

------------------------------------------------------------------------------
                                                            December 31,
                                                     -------------------------
($000's)                                                    1998         1997
------------------------------------------------------------------------------
Accrued interest receivable
   from borrowers                                     $  186,772     $160,409
   from federal government                                45,109       44,949
Other                                                      5,315        1,760
------------------------------------------------------------------------------
Total other assets                                    $  237,196     $207,118
------------------------------------------------------------------------------


5 SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

------------------------------------------------------------------------------------------------------
                                               December 31, 1998                 December 31, 1997
                                         -------------------------------------------------------------
                                                           Weighted                           Weighted
                                                            Average                            Average
($000's)                                      Amount  Interest Rate              Amount  Interest Rate
------------------------------------------------------------------------------------------------------
Notes payable                             $3,902,340          5.72%          $4,321,605          5.76%
Other short-term borrowings                    5,706          8.75%                   -             -
Short-term portion of long-term notes              -             -            1,375,000          6.29%
------------------------------------------------------------------------------------------------------
Total short-term borrowings               $3,908,046          5.72%          $5,696,605          5.89%
------------------------------------------------------------------------------------------------------

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 1998 and 1997, notes payable consisted of borrowings made under an Omnibus Credit Agreement with CNYS. On March 1, 1998, the Company renegotiated its existing credit agreement with CNYS, increasing the maximum aggregate credit limit for combined short and long-term borrowings from $8.0 billion to $10.0 billion. Under this agreement, $0.3 billion in new short-term borrowings were made and $0.7 billion in original short-term borrowings were repaid during 1998. During 1997, $3.3 billion of new short-term borrowings were made and $1.6 billion in original short-term borrowings were repaid under the $8.0 billion agreement. The interest rates payable on the credit facilities are variable, based on either the overnight or monthly Federal Funds rate, the LIBOR rate, or the average 91-day Treasury Bill rate.

   Other short-term borrowings at December 31, 1998 represent funding obtained from Citibank, N.A., a subsidiary of Citigroup, at an overnight rate. The borrowing was paid on January 4, 1999.


6 LONG-TERM NOTES

A summary of long-term notes follows:

--------------------------------------------------------------------------------------------
                                                                           December 31,
                                                                    ------------------------
($000's)                                                                  1998         1997
--------------------------------------------------------------------------------------------
CNYS Notes, based on LIBOR (note rates ranged from 5.31% - 5.53%
   at December 31, 1998 and were 6.08% at December 31, 1997), repricing quarterly, series at December 31, 1998 due between
   March 1, 2000 and November 1, 2001 and at December 31, 1997
   were due between April 1, 1998 and November 1, 2000              $4,210,000  $ 2,485,000

CNYS Note, based on the 91-day Treasury Bill rate
   (note rate was 6.10% at December 31, 1997),
   repricing quarterly, paid October 1, 1998                                 -      400,000

CNYS Note, based on attributes of both LIBOR and the 91-day
   Treasury Bill rate (note rates were 6.75% and 6.36% at
   December 31, 1998 and 1997, respectively),
   repricing quarterly, due April 3, 2000                              100,000      100,000

Less: short-term portion                                                     -   (1,375,000)
--------------------------------------------------------------------------------------------
Total long-term notes                                               $4,310,000  $ 1,610,000
--------------------------------------------------------------------------------------------

On March 1, 1998, the Company renegotiated its existing Omnibus Credit Agreement with CNYS, increasing the maximum aggregate credit limit available for combined short and long-term borrowings from $8.0 billion to $10.0 billion. Maturity dates and terms for all existing outstanding notes remained the same. Under this agreement, $2.7 billion in new long-term borrowings were made and $1.4 billion in long-term borrowings were repaid in 1998. During 1997, $1.6 billion in new long-term borrowings were made and $1.5 billion in long-term notes were repaid under the $8.0 billion agreement.

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

7 OTHER LIABILITIES

Other liabilities are summarized as follows:

---------------------------------------------------------------------------------
                                                                  December 31,
                                                              -------------------
($000's)                                                           1998      1997
---------------------------------------------------------------------------------
Interest payable, primarily to CNYS and its affiliates         $106,331  $ 48,295
Income tax liability, payable primarily to CNYS                  13,766    17,380
Accrued liabilities and other                                    78,900    63,761
---------------------------------------------------------------------------------
Total other liabilities                                        $198,997  $129,436
---------------------------------------------------------------------------------


8 OTHER EXPENSES

A summary of other expenses follows:

------------------------------------------------------------------------------------------
                                                                 Years ended December 31,
                                                               ---------------------------
($000's)                                                          1998      1997     1996
------------------------------------------------------------------------------------------
Data processing                                                $  6,452  $  4,312  $ 4,077
Servicing, professional, guarantor and other fees paid           14,259     9,068    8,166
Advertising and marketing                                         4,801     7,454    4,908
Stationery, supplies and postage                                  2,064     2,486    2,403
Premises, primarily rent                                          3,377     2,213    3,226
Communications                                                    2,484     3,503    2,792
Depreciation                                                        126     1,694    1,181
Operational losses on guaranteed student loans                    1,343     1,297    1,390
Travel and entertainment                                          2,122     1,503    1,226
Minor equipment                                                     959       477      368
Other                                                             2,529     1,583    1,569
------------------------------------------------------------------------------------------
Total other expenses                                           $ 40,516  $ 35,590  $31,306
------------------------------------------------------------------------------------------

9 RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, CNYS owned 80% of the outstanding stock of the Company. Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates), which relate to the Company and have been reflected in the accompanying financial statements for the years ended December 31, 1998, 1997 and 1996. A change in CNYS's percentage ownership of the Company may change some of the agreements with related parties (e.g., employee benefits).

   As discussed in Note 12, the Company shares with CNYS 50% of the deferred tax benefits resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company from CNYS and the execution of a noncompetition agreement.

   The Company has a loan servicing agreement with CNYS to service CitiAssist loans prior to purchase by the Company. Amounts earned by the Company for this service are included in the chart below.

   Expenses (as presented in the chart below) for facilities and building services provided by CNYS (or its affiliates) are assessed based on actual usage or other allocation methods which, in the opinion of management, approximate actual usage. Also, as a result of the Company's restructuring plan and the outsourcing of certain of its loan originations and servicing activities to subsidiaries of Citigroup in 1998, the Company incurred $6.4 million in loan origination and servicing expenses payable to subsidiaries of Citigroup. This amount is included in the chart below. Management believes that such agreements and transactions are on terms no less favorable to the Company than those which could be obtained from unaffiliated third parties. It is the Company's intent that these transactions be conducted at arm's length.

Below is a summary of related party transactions with CNYS (or its affiliates), other than CitiAssist loan transactions described in Note 2, employee benefit related transactions described in Note 10, stock option plan activity described in Note 11, and income tax matters described in Notes 1, 7 and 12:

-----------------------------------------------------------------------------------
                                                         Years ended December 31,
                                                      -----------------------------
($000's)                                                   1998      1997      1996
-----------------------------------------------------------------------------------
Revenues
Fees for servicing of student loan portfolios          $  2,185  $    564  $     48
-----------------------------------------------------------------------------------

Expenses
Cost of funding provided                               $454,338  $372,310  $306,042
Telecommunications                                          671       668       652
Facilities                                                3,316     1,986     2,422
Processing of payments and outgoing mail                    416       470       418
Payroll and benefits administration                         484       428       446
Data processing                                           4,078     2,062     1,997
Statement production                                      1,931     2,093       941
Loan originations and servicing                           6,388         -         -
Other                                                       703       632        92
-----------------------------------------------------------------------------------


10 EMPLOYEE BENEFITS

The Company's employees are covered under various Citigroup benefit plans, including medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans. Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 29.00% for 1998, 32.00% for 1997, and 31.74% for 1996.
In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup's percentage ownership in the Company is reduced below 50%, the Company will withdraw from participation in certain Citigroup benefit plans and will procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.


Pension Plans

Retirement benefits under the Citigroup defined benefit pension plans in which the Company's employees participate are based on years of credited service, the highest average compensation (as defined), and the primary social security benefit. The amount of pension expense allocated to the Company was $742,000, $947,000, and $994,000 in 1998, 1997 and 1996, respectively.


Postretirement Benefits

Under Citigroup benefit plans, the Company provides postretirement health care and life insurance benefits to all eligible retired employees. Retirees share in the cost of their health care benefits through co-payments, service-related contributions and salary-related deductibles. Retiree life insurance benefits are noncontributory. The Company's net periodic postretirement benefit cost, representing the amount charged by Citigroup for the period, was $12,000 for 1998, $273,000 for 1997 and $281,000 for 1996.


Postemployment Benefits

Postemployment benefits, such as disability and similar benefits provided to former or inactive employees, are administered by Citigroup. The amount of contribution charged to the Company by Citigroup for postemployment benefits was $154,000 for 1998, $116,000 for 1997, and $151,000 for 1996.


11 STOCK OPTION PLAN

In 1993, the stockholders of the Company approved the 1993 Stock Incentive Plan (the Plan) to grant Company common stock options to certain key employees. Under the Plan, the Board of Directors has authorized the issuance of options, up to a maximum of 500,000 shares, to these employees over a five year period, which ended on January 1, 1998.

   Under the Plan, options to purchase 58,500 shares of the Company's common stock were granted to certain key employees in 1993 at an exercise price of $16.13 per share. The exercise price is the fair market value of the stock on the date of grant. One half of the options become exercisable on the later of the first anniversary of the date of the grant or thirty days after the date on which Citicorp's direct or indirect ownership of the Company's common stock drops below 50%. The remaining options become exercisable on the first anniversary of the date of exercisability of the options in the first group. The options expire ten years after the grant date or upon the occurrence of certain other events. Options exercised would be redeemed through the new issuance of previously authorized but unissued shares, the use of treasury shares or the purchase of shares in open market transactions. No additional options were granted after 1993.

   Options to purchase 2,500 and 39,500 shares of the Company's common stock remained outstanding at December 31, 1998 and 1997, respectively. No options were exercised or exercisable, due to the exercise restrictions noted above, during 1998, 1997 or 1996. Of the options granted in 1993, 37,000 and 19,000 were terminated in 1998 and 1997, respectively. No options expired or were terminated in 1996. Under the Plan, no additional options are permitted to be granted after January 1, 1998.

   Certain of the Company's key employees participate in Citigroup's Stock Incentive Plans. Under these Plans, options have been granted to certain key employees to purchase Citigroup common stock at not less than the fair market value of the shares at the date of grant for terms of up to 10 years. Under these plans, Citigroup options were granted to some of the Company's senior management in each of 1998, 1997, and 1996. Under the 1998 stock option plan, 20% of the options granted become exercisable on the first through fifth year anniversaries of the date of the grant. Generally 50% of the options granted from 1995 through 1997 are exercisable beginning on the third anniversary of the date of the grant and 50% beginning on the fourth anniversary of the date of the grant and, generally, 50% of the options granted prior to 1995 are exercisable beginning on the first anniversary and 50% beginning on the second anniversary of the date of the grant.

















12 INCOME TAXES

The provision for income taxes consists of the following:

----------------------------------------------
                     Years ended December 31,
                    --------------------------
($000's)               1998     1997      1996
----------------------------------------------
Current
  Federal           $32,160  $29,647   $26,809
  State               9,940    8,335     8,391
----------------------------------------------
Total current        42,100   37,982    35,200
----------------------------------------------
Deferred
  Federal             7,368   (1,825)    8,153
  State               2,277     (513)    2,552
----------------------------------------------
Total deferred        9,645   (2,338)   10,705
----------------------------------------------
Total income tax
provision           $51,745  $35,644   $45,905
----------------------------------------------

The 1997 income tax provision was decreased by $8.5 million for income tax benefits related to the Company's restructuring plan in which $20.5 million in employee termination benefits, furniture and equipment write-downs and exit costs were incurred in 1997. Due to a $7.5 million adjustment to the reserve in the fourth quarter of 1998, the 1998 income tax provision increased by $3.1 million. (See note 3.)

   The Company's deferred tax assets of $31.9 million and $41.6 million at December 31, 1998 and 1997, respectively, primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The 1998 and 1997 deferred tax asset balances also include $3.2 million and $7.3 million, respectively, in tax benefits related to the restructuring costs. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the Company's total deferred tax assets.

   The Company has agreed to share with CNYS 50% of the deferred tax benefits arising from the intercompany payments that the Company made to CNYS in exchange for the transfer of assets. This liability to CNYS is recorded on the balance sheet as payable to principal stockholder.

Deferred tax assets were comprised of the following:

-----------------------------------------------------------------------
                                                          December 31,
                                                      -----------------
($000's)                                                 1998     1997
-----------------------------------------------------------------------
Loan premium                                           $15,112  $19,388
Account relationship                                     8,087    8,917
Noncompetition agreement                                 2,559    2,822
Restructuring costs                                      3,166    7,313
Other                                                    3,012    3,141
-----------------------------------------------------------------------
Total deferred tax assets                              $31,936  $41,581


The reconciliation of the income taxes computed at the Federal statutory income tax rate of 35% to the actual income tax pro-visions for 1998, 1997 and 1996 is as follows:

                                                    December 31,
                                         -----------------------------
($000's)                                    1998       1997       1996
----------------------------------------------------------------------
Income taxes
   computed at
   federal statutory rate                $43,804    $30,560    $38,792
State tax provision,
   net of federal benefits                 7,941      5,084      7,113
----------------------------------------------------------------------
Total income tax provision               $51,745    $35,644    $45,905
----------------------------------------------------------------------


13 INTEREST RATE SWAP AGREEMENTS

The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. Net amounts of interest receivable or payable on these agreements are accrued and recorded as adjustments to interest expense. In 1998, the Company's interest expense from short and long-term borrowings was reduced by $0.4 million due to interest rate swaps. In 1997 and 1996, interest expense increased by $0.3 million and $2.3 million, respectively, due to interest rate swaps. The net accrued interest receivable balance on swaps at December 31, 1998 was $0.2 million. An interest payable balance of $0.4 million was recorded at December 31, 1997. During 1998, 1997 and 1996, net payments of $0.2 million, $9.2 million, and $2.7 million, respectively, were made to meet contracted swap agreement obligations. The aggregate notional principal amounts outstanding at December 31, 1998 and 1997 were $6.4 billion and $2.2 billion, respectively.

   At each of December 31, 1998 and 1997, the Company owned approximately $0.9 billion of SLS and PLUS loans which reset annually based on the 52-week Treasury Bill yield. The Company funds this portfolio with 3-month LIBOR indexed debt. To better match the interest rate characteristics of the liability with its assets, the Company has entered into interest rate swap agreements with either an affiliate of CNYS or a third party for a portion of this portfolio, in which the Company receives payments based on the 3-month LIBOR and makes payments based on the asset yield. At December 31, 1998 and 1997, the Company also owned $7.6 billion and $6.6 billion, respectively, of Stafford loans that reset weekly based on the 91-day Treasury Bill rate. To better match that portion of the funding that is based on 3-month LIBOR with the asset, the Company has entered into swaps, primarily with an affiliate of CNYS, for a portion of the LIBOR-funded portfolio to receive payments based on the 3-month LIBOR and make payments based on the 91-day Treasury Bill rate. Entering into basis swap agreements to receive interest based on the characteristics of the Company's liabilities and pay interest based on the interest rate characteristics of the Company's assets effectively reduces the risk of the potential interest rate variability.

   Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps primarily with related parties having investment-grade external credit ratings. As of December 31, 1998 and 1997, most interest rate swap agreements were with Citibank, N.A., an affiliate of CNYS.

   Interest rate swap agreements at December 31, 1998 have maturity dates ranging from January 1, 1999 to August 2,

1999. There were no terminations of interest rate swap agreements before contract maturity dates in the years 1998, 1997, or 1996.


14 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following provides disclosure of the estimated fair value of the financial instruments as defined in accordance with current accounting standards. The estimated fair values have been determined by the Company using available market information and other valuation methodologies described below. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange, although none of the Company's financial instruments are held for trading. Changes in assumptions could significantly affect the estimates.

   As detailed in the accompanying table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, maturity and contractual settlement dates, and growth of the portfolio.


Insured Student Loans, Net

The fair value of insured student loans, net of allowance for loan losses, is calculated by discounting cash flows through expected maturity using estimated current market rates for such loans.

   Delinquent loans are also valued using the method described above. Credit risk is not a material component of the loan valuation due to the guaranteed nature of the loans.

   The valuation of student loan floors is estimated using a Black/Scholes methodology and is included in the fair value of insured student loans.


Cash, Accrued Interest Receivable and Payable and Short-Term Borrowings

Due to the short-term nature of these instruments, carrying value approximates fair value.


Long-Term Notes

The fair value of these instruments is calculated by discounting cash flows through maturity using estimated market discount rates. All of the long-term notes outstanding at December 31, 1998 and 1997 reprice quarterly. Due to the frequency of repricing, carrying value approximates fair value at these dates.


Derivatives

The carrying value of derivatives represents the estimated net interest the Company would receive or pay to terminate interest rate swap agreements associated with long-term notes. The fair value of these costs was based on an estimate obtained from the counterparty to each interest rate swap agreement. See Notes 1 and 13 for further information.

The estimated fair value of the Company's financial instruments as of December 31 is as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                     1998                                   1997
                                                  -------------------------------------------------------------------------------
                                                                             Excess of                                 Excess of
                                                                            Fair Value                                Fair Value
                                                                                  over                                      over
                                                    Carrying          Fair    Carrying        Carrying          Fair    Carrying
($000's)                                               Value         Value       Value           Value         Value       Value
---------------------------------------------------------------------------------------------------------------------------------
Financial Assets
Insured student loans, net                        $8,633,973    $9,350,312    $716,339      $7,623,143    $8,032,840    $409,697
Cash                                                      37            37           -           2,108         2,108           -
Accrued interest receivable                          231,881       231,881           -         205,358       205,358           -
---------------------------------------------------------------------------------------------------------------------------------

Financial Liabilities
Short-term borrowings                             $3,908,046    $3,908,046    $      -      $5,696,605    $5,696,605    $      -
Long-term notes                                    4,310,000     4,310,000           -       1,610,000     1,610,000           -
Related derivatives (asset) liability                   (216)       (3,389)     (3,173)            375           575         200
Accrued interest payable                             106,547       106,547           -          47,920        47,920           -
---------------------------------------------------------------------------------------------------------------------------------

15 EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been calculated in accordance with current accounting standards. Under these standards, outstanding stock options are considered in the diluted earnings per share computation. Although options to purchase shares of the Company's common stock were outstanding during all of 1998, 1997 and 1996, the Company had no dilutive common equivalents and the calculation of both the basic and diluted EPS was the same in each of these periods.

   The net income available to common stockholders was $73.4 million for 1998, $51.7 million for 1997, and $64.9 million for 1996. The weighted average shares outstanding during all of 1998, 1997 and 1996 was 20 million. Basic (and diluted) EPS is $3.67 for 1998, $2.58 for 1997, and $3.25 for 1996, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.


16 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases for equipment. Those expenses totaled $0.2 million, $0.5 million, and $0.8 million for each of the years ended December 31, 1998, 1997, 1996, respectively. Such expenses exclude payments of $3.3 million, $2.0 million, and $2.4 million in 1998, 1997, 1996, respectively, under the related party facilities and building services agreement referred to in Note 9. This agreement expires in December 1999.

   Future minimum lease payments at December 31, 1998 under agreements classified as operating leases with noncancelable terms in excess of one year for the calendar years after December 31, 1998 are as follows:

----------------------------------------
($000's)          Minimum Lease Payments
----------------------------------------
1999                                $233
2000                                 101
2001                                  66
2002                                  34
After 2002                             -
----------------------------------------
Total                               $434
----------------------------------------

At December 31, 1998 and 1997, variable rate loans in the amounts of $506.7 million and $434.4 million, respectively, have been committed, but not disbursed.

   Various legal proceedings arising out of the normal course of business are pending against the Company. However, management believes that the aggregate liability arising from these proceedings will not be material to the Company's financial position or results of operations.

   Amendments to the Act have reduced the net interest margin of the guaranteed student loan portfolio from pre-1994 levels. In addition, other recent amendments decrease the interest rate paid by borrowers on loans originated on or after July 1, 1998 by 0.80%. The rate earned by lenders was reduced by 0.30%, with the 0.50% difference funded by the federal government through changes in the special allowance formula. There is no guarantee that the 0.50% special allowance payment will not be further reduced in subsequent budget cycles.

   In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL program loan subsidies in the form of increased risk sharing costs and reduced interest margins. Any such amendment could adversely affect the Company's business and prospects.


17 FUTURE IMPACTS OF RECENTLY ISSUED
   ACCOUNTING STANDARDS

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective on January 1, 2000 for calendar year companies such as the Company. This new standard will significantly change the accounting treatment of the Company's derivative contracts. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company may have to reconsider its risk management strategies, since the new standard would not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, Commission File Number 1-11616.

   The Student Loan Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   The Company is incorporated in the State of Delaware; its I.R.S. Employer Identification Number is 16-1427135; the address of the principal executive offices is 750 Washington Boulevard, Stamford, CT 06901; and its phone number is
(203) 975-6292.

   The Company's common stock is registered pursuant to section 12(b) of the Securities Exchange Act of 1934 and listed on the New York Stock Exchange.

   The aggregate market value of voting stock held by nonaffiliates of the Company as of February 12, 1999 was approximately $176 million. On that date, there were 20 million shares of the Company's common stock outstanding. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K.

   Certain information has been incorporated by reference into this annual report from the Company's 1999 Proxy Statement.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by Bill Beckmann, Chief Executive Officer of The Student Loan Corporation, thereunto duly authorized, on March 26, 1999.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on March 26, 1999 by Bill Beckmann, Chief Executive Officer, and Yiannis Zographakis, Chief Financial and Principal Accounting Officer.

   The Directors of The Student Loan Corporation listed below executed power of attorneys appointing Bill Beckmann their attorney-in-fact, empowering him to sign this report on their behalf:

        Peter M. Gallant
        Glenda B. Glover
        Evelyn E. Handler
        Carl E. Levinson
        Laura D. Williamson


INDEPENDENT AUDITORS' CONSENT

The Board of Directors of The Student Loan Corporation:

We consent to incorporation by reference in the registration statement No. 33-63698 on Form S-8 of The Student Loan Corporation of our report dated January 15, 1999, relating to the balance sheets of The Student Loan Corporation as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report has been incorporated by reference in the December 31, 1998 annual report on Form 10-K of The Student Loan Corporation.


/s/ KPMG LLP
KPMG LLP
Rochester, New York
March 26, 1999


EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

Financial statements filed for The Student Loan Corporation:

Statements of Income for the years ended December 31, 1998, 1997 and 1996.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1998,
    1997 and 1996.

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

The Student Loan Corporation filed no reports on Form 8-K for 1998. The Student Loan Corporation's Restated Certificate of Incorporation, Bylaws of the Company, as amended, and certain other material contracts have been previously filed with the Securities and Exchange Commission as exhibits to various registration statements and periodic reports.

Stockholders may obtain copies of such documents by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT 06901.

Powers of Attorney of Directors Gallant, Glover, Handler, Levinson and Williamson as Directors of The Student Loan Corporation are filed herewith.

10-K Cross Reference Index

This Annual Report and Form 10-K incorporate into a single document the requirements of the Securities and Exchange Commission.

PART I                                                                           PAGE
Item 1        Business.........................................................  1 and 8-10

Item 2        Properties.......................................................  10

Item 3        Legal Proceedings................................................  10

Item 4        Submission of Matters to a Vote of Security Holders..............  Not Applicable

PART II

Item 5        Market for the Registrant's Common Equity and
              Related Stockholder Matters......................................  30

Item 6        Selected Financial Data..........................................  31

Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................. 1-7

Item 8        Financial Statements and Supplementary Data...................... 12-27

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... Not Applicable

PART III

Item 10       Directors and Executive Officers of the Registrant............... (*)

              Item 11  Executive Compensation.................................. (*)

              Item 12  Security Ownership of Certain Beneficial Owners and
              Management....................................................... (*)

              Item 13  Certain Relationships and Related Transactions.......... (*)

Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 28

Signatures..................................................................... 28

(*) The Student Loan Corporation's 1999 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

Directors and Executive Officers


Directors

Bill Beckmann
President and Chief Executive Officer
The Student Loan Corporation

Peter M. Gallant
Vice President and Treasurer
Citigroup Inc. and Citibank, N.A

Dr. Glenda Glover
Dean of School of Business
Jackson State University

Dr. Evelyn E. Handler
Former Executive Director
California Academy of Science

Carl E. Levinson
Division Executive
Citicorp Consumer Assets Division

Laura D. Williamson
Vice President
Citibank, N.A


Executive Officers

Bill Beckmann
President and Chief Executive Officer

John R. Coffin
Vice President and General Counsel

Sallyann Colonna
Vice President and Director of Marketing

Sue F. Roberts
Senior Vice President and Director of Sales

Yiannis Zographakis
Vice President and Chief Financial Officer


Stockholders Information

Investor Relations

Copies of the Corporation's Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292. Information is also available on the Company's website at http://www.studentloan.com.


Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.


Annual Meeting

The Annual Meeting of stockholders will be held at 11:00 a.m. on Thursday, May 13, 1999 in Sioux Falls, South Dakota.


Transfer Agent and Registrar

The Company's transfer agent and registrar is Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043.


Market for the Registrant's Common Equity and Related Stockholder Matters

Since December 17, 1992, the Company's common stock has been listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of the common stock at February 12, 1999 was approximately 60. The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 1998 and 1997.










---------------------------------------------------------------------------------------------------------------------------------
                                          1998                                                   1997
               ------------------------------------------------------------------------------------------------------------------
                1st Quarter   2nd Quarter    3rd Quarter   4th Quarter   1st Quarter   2nd Quarter     3rd Quarter    4th Quarter
---------------------------------------------------------------------------------------------------------------------------------
High              $49 13/16     $51 1/16       $50 7/16       $48         $41 3/8        $44            $47 11/16      $53 15/16
Low                43 7/16       47             43 9/16        40          35 7/8         35 3/4         40 3/4         48
Close              47 13/16      47 1/16        44 7/8         44 7/8      36 3/8         42 7/16        46 3/4         49 3/8
---------------------------------------------------------------------------------------------------------------------------------

The Company paid a quarterly dividend of $0.12 per share on the common stock for each of the first two quarters of 1997 and $0.15 per share for the third and fourth quarters of 1997. The quarterly dividend paid during each quarter of 1998 remained at $0.15 per share.

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

                                                                   Years ended December 31,
                                                      ---------------------------------------------------------------------
(Dollars in millions, except per share amounts)        1998                1997          1996         1995         1994
===========================================================================================================================
Statements of Income Data
Net interest income                                  $  192.3           $  175.9     $  175.2     $  161.9         $  146.0
Total operating expenses, excluding restructuring
   adjustments/expenses and 1998 transition costs        69.4               68.1         61.9         57.6             51.0
Restructuring (adjustments) expenses
   and 1998 transition costs                             (3.8)              20.5         --          --               --
Total operating expenses                                 65.6               88.6         61.9         57.6             51.0
Net income                                           $   73.4           $   51.7     $   64.9     $   60.6         $   54.9

Balance Sheets Data (as of December 31)
Total assets                                         $8,903.1           $7,874.0     $7,118.3     $6,387.4         $5,365.1
Long-term notes                                       4,310.0            1,610.0      2,075.0      3,400.0          1,100.0
Payable to principal stockholder                     $   14.0           $   17.1     $   19.8     $   29.1         $   32.2

Earnings Data
Cash dividends declared per common share             $    0.60           $   0.54     $   0.30    $    0.24        $    0.24
Basic and diluted earnings per common share          $    3.67           $   2.58     $   3.25    $    3.03        $    2.75
Net interest margin                                       2.37%              2.42%        2.68%        2.85%            3.18%
Operating expenses as a percentage of average
   insured student loans, excluding restructuring
   adjustments/expenses and 1998 transition costs         0.86%              0.94%        0.95%        1.02%            1.11%
Total operating expenses as a percentage of
   average insured student loans                          0.81%              1.22%        0.95%        1.02%            1.11%

Other
Average insured student loans                        $8,111.6           $7,269.2     $6,547.5     $5,669.4         $4,591.4
Average number of loan accounts serviced (thousands)  2,105              1,888        1,706        1,497            1,226
Loan disbursements (1)(2)(3)                         $1,833.4           $1,599.7     $1,564.1     $1,645.3         $1,533.4
Book value per share (as of December 31)             $   23.23          $   20.16    $   18.10    $   15.15        $   12.36
Common stock price (4)
   High                                              $  51 1/16         $   53 15/16 $   41 1/4   $   35 1/2       $   20 7/8
   Low                                               $  40              $   35 3/4   $   32 1/8   $   18 3/8       $   18 1/8
   Close                                             $  44 7/8          $   49 3/8   $   37 1/4   $   34           $   18 1/4
Total number of employees (as of December 31)          464                 844          810          790              788
==========================================================================================================


(1) For 1996 and 1995, disbursements included $53 million and $127 million, respectively, in loan consolidations made under specific agreements with the Department of Education and several of its contractors, in addition to those made under regular FFEL program guidelines. These specific consolidation agreements were phased-out in mid-1996.
(2) For 1998 and 1997, disbursements included $245 million and $125 million in loan consolidations made under new FFEL program regulations.
(3) Including CitiAssist loan commitments, total disbursements were $2,026 million and $1,653 million for 1998 and 1997, respectively.
(4) Common stock price is based on The New York Stock Exchange composite listing.