Form 10-Q
period 1999-03-31
STUDENT LOAN CORP
filed 1999-05-14
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                          THE STUDENT LOAN CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   16-1427135
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

           750 WASHINGTON BLVD.                               06901
          STAMFORD, CONNECTICUT                             (Zip Code)
(Address of principal executive offices)

                                 (203) 975-6292
              (Registrant's telephone number, including area code)
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

      On May 7, 1999, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q


Part I   Financial Information
                                                                            Page
                                                                            ----
   Item 1 -   Financial Statements (Unaudited)

              Statements of Income for the Three Month Periods Ended
              March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . .  3

              Balance Sheets as of March 31, 1999 and December 31, 1998 . . .  4

              Statements of Cash Flows for the Three Month Periods Ended
              March 31, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . 5

   Item 2 -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . 9-13


Part II  Other Information

   Item 6 -   Exhibits and Reports on Form 8-K . . . . . . .  . . . . . . . . 14

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
REVENUE
    Interest income                                         $171,401   $156,835
    Interest expense                                         114,559    111,451
                                                            --------   --------
    Net interest income                                       56,842     45,384
    Provision for loan losses                                    800        788
                                                            --------   --------
    Net interest income after provision for loan losses       56,042     44,596
    Fee and other income                                         948        362
                                                            --------   --------
       Total revenue, net                                   $ 56,990   $ 44,958
                                                            --------   --------


OPERATING EXPENSES
    Salaries and employee benefits                          $  5,945   $  8,930
    Other expenses                                            11,385      7,819
                                                            --------   --------
       Total operating expenses                             $ 17,330   $ 16,749
                                                            --------   --------

    Income before income taxes                              $ 39,660   $ 28,209
    Income taxes                                              16,524     11,403
                                                            --------   --------

NET INCOME                                                  $ 23,136   $ 16,806
                                                            ========   ========

DIVIDENDS DECLARED                                          $  6,000   $  3,000
                                                            ========   ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE -               $   1.16   $   0.84
                                                            ========   ========
      (based on 20 million average shares outstanding)

DIVIDENDS DECLARED PER COMMON SHARE                         $   0.30   $   0.15
                                                            ========   ========


OPERATING RATIOS

Net interest margin                                            2.57%       2.33%
Operating expenses as a percentage of
 average insured student loans                                 0.78%       0.86%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)



                                                   March 31,      December 31,
                                                     1999             1998
                                                 -------------  ----------------
ASSETS
    Insured student loans                         $ 8,958,178       $ 8,636,343
    Allowance for loan losses                           2,405             2,370
                                                 -------------  ----------------
    Insured student loans, net                      8,955,773         8,633,973
    Cash                                                  243                37
    Deferred tax benefits                              30,807            31,936
    Other assets                                      252,071           237,196
                                                 -------------  ----------------

    Total Assets                                  $ 9,238,894       $ 8,903,142
                                                 =============  ================


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                         $ 4,034,946       $ 3,908,046
    Long-term notes                                 4,505,000         4,310,000
    Payable to principal stockholder                   13,244            13,957
    Restructuring liabilities                           6,264             7,611
    Other liabilities                                 197,630           198,997
                                                 -------------  ----------------

      Total Liabilities                             8,757,084         8,438,611
                                                 -------------  ----------------

    Common stock                                          200               200
    Additional paid-in capital                        134,523           134,380
    Retained earnings                                 347,087           329,951
                                                 -------------  ----------------

      Total Stockholders' Equity                      481,810           464,531
                                                 -------------  ----------------

    Total Liabilities and Stockholders' Equity    $ 9,238,894       $ 8,903,142
                                                 =============  ================


AVERAGE INSURED STUDENT LOANS                     $ 8,925,199       $ 8,111,639
                                                 =============  ================
      (year-to-date)


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              1999       1998
                                                            ---------  ---------
Cash flows from operating activities:
Net income                                                  $ 23,136   $ 16,806
Adjustments to reconcile net income to
net cash from operating activities:
    Depreciation and amortization                              1,808      1,314
    Provision for loan losses                                    800        788
    Deferred tax provision                                     1,129      1,081
    Increase in accrued interest receivable                  (15,374)   (10,780)
    Decrease (Increase) in other assets                          485     (2,758)
    Decrease in other liabilities                             (1,937)    (6,099)
    Decrease in restructuring liabilities                     (1,347)       (32)
                                                            ---------  ---------

Net cash provided by operating activities                      8,700        320
                                                            ---------  ---------

Cash flows from investing activities:
    Disbursements of loans                                  (659,292)  (609,855)
    Repayment of loans                                       294,020    240,925
    Purchase of loans                                        (20,794)      (428)
    Sale of loans                                             61,714     17,050
    Capital expenditures on furniture and equipment              (42)      (226)
                                                            ---------  ---------

Net cash used in investing activities                       (324,394)  (352,534)
                                                            ---------  ---------

Cash flows from financing activities:
    Net increase (decrease) in borrowings with
       original maturities of one year or less               126,900   (566,631)
    Proceeds from long-term borrowings                       195,000    920,000
    Dividends paid to stockholders                            (6,000)    (3,000)
                                                            ---------  ---------

Net cash provided by financing activities                    315,900    350,369
                                                            ---------  ---------


Net increase (decrease) in cash                                  206     (1,845)
Cash - beginning of period                                        37      2,108
                                                            ---------  ---------


Cash - end of period                                        $    243   $    263
                                                            =========  =========

Supplemental disclosure of cash flow information:

    Cash paid for:
          Interest                                          $121,360   $102,625
          Income taxes                                      $  1,161   $  7,308


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    Notes to Financial Statements (Unaudited)
                                 March 31, 1999


1.        SIGNIFICANT ACCOUNTING POLICIES

          INTERIM FINANCIAL INFORMATION

          The financial information of The Student Loan Corporation (the "Company") as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state the Company's financial position and results of operations in conformity with generally accepted accounting principles ("GAAP").

2.        USE OF ESTIMATES

          In preparing the financial statements in conformity with GAAP, management has used a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

3.        COMMITMENTS AND CONTINGENCIES

          REGULATORY IMPACTS

          The Company's loan portfolio is primarily comprised of loans originated under the Federal Family Education Loan ("FFEL") program. Since 1992, a series of amendments to the Higher Education Act of 1965 (the "Act"), which governs the FFEL program, has increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the net interest margin of the Company's portfolio.

          The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending"), in which private lenders such as the Company do not participate. Direct lending currently accounts for approximately one- third of the student loans originated under federally sponsored programs.

4.       RESTRUCTURING PLAN

         In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure. The restructuring plan included the outsourcing of various parts of the Company's operations, which had been based in the Company's Pittsford, New York office, to affiliated companies. The restructuring plan was designed to take advantage of the larger economies of scale and more global operating systems configurations being employed by those affiliates. The Company expects to retain approximately 200 Pittsford-based employees, primarily in the technology and accounting functions, and employ approximately 100 employees in administration, finance, marketing, sales and other activities in Stamford, Connecticut and in field locations throughout the United States.

         In connection with the restructuring plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997, including $16.2 million relating to severance benefits, $2.8 million relating to furniture and equipment write-downs and $1.5 million relating to other exit costs. Additional costs, including first quarter 1999 transition costs of $3.3 million, did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred. These additional costs are not expected to be material.

         Of the $20.5 million restructuring reserve, $14.2 million has been used through March 31, 1999, including $1.3 million used during the first quarter of 1999. The $14.2 million includes $2.8 million in furniture and equipment write-downs, $2.5 million in severance and outplacement costs paid to the approximately 360 employees on job discontinuance, $1.4 million in other exit costs, and a $7.5 million reduction in the reserve. The reserve balance of $6.3 million at March 31, 1999 represents an estimate of the amount required for ongoing severance benefits for the 360 terminated employees as well as benefits for those employees yet to be placed on job discontinuance. It is currently expected that approximately 65 more employees will be placed on job discontinuance. Approximately 160 staff reductions were made in the first quarter of 1999. The restructuring plan is expected to be substantially complete by mid-1999.

         The expectations of the Company relating to the restructuring plan are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.


5.       RELATED PARTY TRANSACTIONS

          Citibank (New York State) ("CNYS"), a wholly-owned subsidiary of Citicorp and Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup Inc. and its affiliates on the other hand. At March 31, 1999, the Company had outstanding short-term and long-term borrowings with CNYS of $4.0 billion and $4.5 billion, respectively, compared to short-term and long-term borrowings with CNYS of $3.9 billion and $4.3 billion, respectively, at December 31, 1998. For the three-month period ended March 31, 1999, the Company incurred $114.3 million in interest expense payable to CNYS and its affiliates, compared to $111.5 million in interest expense payable to CNYS and its affiliates for the same period in 1998. In addition, Citigroup Inc. and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

6.        INTEREST RATE SWAP AGREEMENTS

          The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of potential interest rate variability. The counterparty for most of the interest rate swap agreements outstanding at March 31, 1999 was Citibank, N.A., an affiliate of CNYS.

          Interest rate swap agreements with a net carrying value of $0.9 million, representing accrued interest receivable, were determined to have an estimated fair value of $2.5 million receivable at March 31, 1999. At December 31, 1998, interest rate swap agreements with a carrying value of $0.2 million of interest receivable had an estimated fair value of $3.4 million receivable. The fair values were based on approximate values obtained from Citibank, N.A., the Company's dealer in these financial instruments, and represent the estimated amounts which would be receivable upon termination of the agreements. Fair values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and the timing of contractual settlements. The aggregate notional principal amounts of swap agreements outstanding at March 31, 1999 and December 31, 1998 were $4.9 billion and $6.4 billion, respectively. For the first quarter of 1999, the Company recorded a $1.0 million reduction of interest expense related to interest accrued on its swap agreements. The Company recorded $0.2 million in additional interest expense related to its swaps during the first quarter of 1998.

7.       SHORT AND LONG-TERM BORROWINGS

         In the first three months of 1999, short-term debt increased by $0.14 billion to $4.0 billion and $0.01 billion was repaid. Also, long-term borrowings increased by $0.2 billion to $4.5 billion and none was repaid during the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Student Loan Corporation's (the "Company's") actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe," "expect," "anticipate," "intend", "estimate," "may increase," "may result in," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio and the success of the Company's hedging policies; the ability of the Company and third party vendors to modify computer systems for the year 2000 date conversion in a timely manner; the ability of the Company generally to achieve anticipated levels of cost-savings relating to its restructuring plan; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.

RESTRUCTURING PLAN

In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure. The restructuring plan included the outsourcing of various parts of the Company's operations, which had been based in the Company's Pittsford, New York office, to affiliated companies. The restructuring plan was designed to take advantage of the larger economies of scale and more global operating systems configurations being employed by those affiliates. The Company expects to retain approximately 200 Pittsford-based employees, primarily in the technology and accounting functions, and employ approximately 100 employees in administration, finance, marketing, sales and other activities in Stamford, Connecticut and in field locations throughout the United States.

In connection with the restructuring plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997, including $16.2 million relating to severance benefits, $2.8 million relating to furniture and equipment write-downs and $1.5 million relating to other exit costs. Additional costs, including first quarter 1999 transition costs of $3.3 million, did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred. These costs are not expected to be material.

Of the $20.5 million restructuring reserve, $14.2 million has been used through March 31, 1999, including $1.3 million used during the first quarter of 1999. The $14.2 million includes $2.8 million in furniture and equipment write-downs, $2.5 million in severance and outplacement costs paid to the approximately 360 employees on job discontinuance, $1.4 million in other exit costs, and a $7.5 million reduction of the reserve. The reserve balance of $6.3 million at March 31, 1999 represents an estimate of the amount required for ongoing severance benefits for the 360 terminated employees as well as benefits for those employees yet to be placed on job discontinuance. It is currently expected that approximately 65 more employees will be placed on job discontinuance. Approximately 160 staff reductions were made in the first quarter of 1999. The restructuring plan is expected to be substantially complete by mid-1999.


The expectations of the Company relating to the restructuring plan are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.

FINANCIAL CONDITION

During the three months ended March 31, 1999, the net insured student loan portfolio of the Company grew by $321.8 million (4%) from the balance at December 31, 1998. This growth was the result of loan disbursements totaling $659.3 million and loan purchases of $20.8 million in the first three months of 1999, partially offset by $61.7 million in loan sales and $294.0 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $2.6 million. This compares to loan disbursements of $609.9 million, loan purchases of $0.4 million, loan reductions of $240.9 million, loan sales of $17.0 million, and other adjustments of $2.2 million in the first three months of 1998.

The Company's first quarter 1999 loan disbursements and CitiAssist loan commitments of $736.4 million were $82.8 million (13%) more than those made in the same period of 1998. This increase is attributable primarily to new Federal Family Education Loan ("FFEL") program disbursements of $591.2 million in the first three months of 1999 compared to $547.1 million during the same period of 1998. This increase of $44.1 million (8%) in FFEL program disbursements does not include originations made under the Federal Loan Consolidation program. Consolidation loan originations of $68.1 million for the first quarter of 1999 have increased $5.4 million (9%) compared to the same period of 1998. In addition, during the first quarter of 1999 CitiAssist loan commitments increased to $77.1 million, a $33.3 million (76%) increase from the same period last year.

During the first three months of 1999, the Company made $121.4 million in interest payments, principally to CNYS or one of its affiliates, compared to $102.6 million for the same period in 1998. The difference is due to changes in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $1.2 million in income taxes during the first three months of 1999, compared to $7.3 million for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $14.9 million (6%) from December 31, 1998, principally as a result of additional interest receivable attributable to the growth in the student loan portfolio and timing of interest receipts.

In the first quarter of 1999, short-term debt increased by $0.14 billion and $0.01 billion was repaid. Also, long-term borrowings increased by $0.2 billion and none was repaid during the first quarter of 1999.

The Company paid a quarterly dividend of $0.30 per common share on March 1, 1999. The Board of Directors declared an increase in the quarterly dividend on the Company's common stock to $0.45 per share to be paid on June 1, 1999 to stockholders of record on May 14, 1999.

MARKET RISK

The Company's primary market risk exposure is to movements in interest rates denominated in the U.S. dollar, the only currency in which the Company operates. The Company manages interest rate risk exposure through the use of derivative instruments in the form of interest rate swap agreements in order to better match the interest rate characteristics of its liabilities with that of its assets. Under these agreements, the Company receives interest payments based on the characteristics of its liabilities and makes payments based on the interest rate characteristics of the Company's assets. All of the Company's derivative agreements terminate within a year and none are used for trading purposes.

Market risk is measured using various tools, including Earnings-at-Risk which reflects repricing gaps in the position embedded in the portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact of a two standard deviation shift in a short-term interest rate over the period required to defease the position. As of March 31, 1999 the rate shift over the defeasance period applied to the interest yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. The table below illustrates potential impacts of both a 45 basis point increase and a 45 basis point decrease in the interest yield curve by year.


                                     Earnings-at-Risk (on pre-tax earnings)
                                   -----------------------------------------
(Dollars in millions)              2000   2001   2002   2003   2004    Total
                                   -----------------------------------------

Two standard deviation increase    $6.2   $5.0   $4.7   $4.1   $3.5    $23.5
Two standard deviation decrease   ($4.6) ($4.0) ($3.8) ($3.3) ($2.8) ($18.5)


The Earnings-at-risk calculation is one measure of analyzing exposures based upon the Company's positions at particular points in time. The Company, through its Asset/Liability Management Committee, actively manages these risks and sets Earnings-at-Risk limits to take appropriate actions if interest rates move against the existing structure.

YEAR 2000

As described in its 1998 Annual Report and Form 10-K, the Company recognizes that the arrival of the year 2000 poses a unique worldwide challenge to the ability of computer systems to correctly interpret dates in the year 2000. The Company has assessed and has substantially completed modifications to its computer systems and business processes to provide for their continuing functionality and is also assessing the readiness of third parties with which it interfaces.

As part of year 2000 compliance work, systems are subjected to a validation process that tests modified programs before they can be used in production. The Company has substantially completed these year 2000 initiatives. Substantially all of the lines of code in the Company's business applications are through the modification phase and have been tested and certified. In addition, the Company has replaced substantially all of the non-year 2000 compliant business applications with compliant applications. The year 1999 is primarily being used for testing of external interfaces, full integration testing and production assurance.

The cumulative pre-tax cost associated with all of the required modifications and conversions is expected to total approximately $5.2 million through 1999, funded through a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $3.8 million had been incurred through March 31, 1999, including approximately $0.5 million in the first quarter of 1999.

The Company is also addressing other technology-related matters including end-user computer applications, networks, data centers, applications replacement, and desktops and these are similarly progressing towards timely completion.

The Company is also addressing year 2000 issues that may exist outside its own technology activities. Substantially all of the Company's facilities and related systems have been investigated and modification is nearing completion. Significant third and related parties with which the Company has systems interfaces include customers and counterparties, external service providers, technology vendors, payment and clearing systems, and the utility infrastructure upon which all corporations rely. Unreadiness by these parties would expose the Company to the potential for loss and impairment of business processes and activities. While these parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by these parties could have a material adverse effect on the Company's results of operations in future periods.

The Company is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include planning to mitigate any remaining risks associated with remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of the failure of systems or processes outside the Company's control. Contingency planning and preparations for the management of the date change will continue through 1999. Notwithstanding these activities, the failure of efforts to address, in a timely manner, the year 2000 issue, could have a material adverse effect on the Company's results of operations in future periods.

The expectations of the Company relating to the ability of the Company and third party vendors to modify computer systems for the year 2000 date conversion in a timely manner are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999

Net income was $23.1 million ($1.16 basic and diluted earnings per share) for the first quarter of 1999. This was an increase of $6.3 million (38%) from earnings for the same period last year. The increase in net income was attributed to higher interest income generated by a billion dollar increase in the loan portfolio from the same quarter last year, while funding and operating expenses remained relatively consistent.

The net interest margin for the first quarter of 1999 was 2.57%, 0.24% higher than the 2.33% margin for the first quarter of 1998. The increase in the margin was generated primarily by locking in favorable funding rates in the second half of 1998, contributing to better margins in the first quarter of 1999 despite the legislated reduction of the lender yield on those FFEL program loans originated on or after July 1, 1998.

Total operating expenses for the first quarter of 1999 were up $0.6 million (3%) from the same period last year, attributable to higher outsourcing fees, partially offset by reductions in salary and employee benefit costs related to the restructuring. However, operating expenses as a percentage of average insured student loans improved 0.08% to 0.78% from the first quarter of 1998 expense ratio of 0.86%. The decrease in the expense ratio is primarily attributable to efficiencies in operational and administrative expenses.

The provision for loan losses was $0.8 million or 2% higher for the first quarter of 1999, compared to that recorded for the same period last year. This increase reflects the risk sharing loss estimates on greater potential future default claims resulting from growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Federal Higher Education Act of 1965 ("the Act"), as amended.

The Company's effective tax rate was approximately 41.7% for the first three months of 1999, compared to 40.4% for the same period in 1998.

REGULATORY IMPACTS

The Company's loan portfolio is primarily comprised of loans originated under the FFEL program. Since 1992, a series of amendments to the Act, which governs the FFEL program, has increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the net interest margin of the Company's portfolio.

The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending"), in which private lenders such as the Company do not participate. Direct lending currently accounts for approximately one-third of the student loans originated under federally sponsored programs, approximately the same as the prior two years.

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

Date: May 10, 1999


                                            The Student Loan Corporation


                                            By /s/ Yiannis Zographakis
                                               -----------------------
                                                   Yiannis Zographakis
                                                   Vice President and
                                                   Chief Financial Officer