Form 10-Q
period 1999-06-30
STUDENT LOAN CORP
filed 1999-08-13
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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

                                    Yes [X]    No [ ]

      On August 6, 1999, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q

                                                                                    Page
                                                                                    ----

Part I  Financial Information

        Item 1 -  Financial Statements

                  Statements of Income (Unaudited) for the Three and Six
                  Month Periods Ended June 30, 1999 and 1998 ...................       3

                  Balance Sheets as of June 30, 1999 (Unaudited) and December
                  31, 1998 .....................................................       4

                  Statements of Cash Flows (Unaudited) for the Six Month
                  Periods Ended June 30, 1999 and 1998 .........................       5

                  Notes to Financial Statements (Unaudited) ....................       6-8

      Item 2 -    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ....................................       9-14

Part II Other Information

      Item 4 - Submission of matters to a vote of security-holders .............       15

      Item 6 -   Exhibits and Reports on Form 8-K ..............................       15

Signature ......................................................................       16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three months ended               Six months ended
                                                                       June 30,                         June 30,
                                                              -------------------------         -------------------------
                                                                1999             1998             1999             1998
                                                              --------         --------         --------         --------
REVENUE
   Interest income                                            $172,646         $162,704         $344,047         $319,539
   Interest expense                                            115,041          113,619          229,600          225,070
                                                              --------         --------         --------         --------
   Net interest income                                          57,605           49,085          114,447           94,469
   Provision for loan losses                                     1,261              894            2,061            1,682
                                                              --------         --------         --------         --------
   Net interest income after provision for loan losses          56,344           48,191          112,386           92,787
   Fee and other income                                            645              416            1,593              778
                                                              --------         --------         --------         --------
     Total revenue, net                                       $ 56,989         $ 48,607         $113,979         $ 93,565
                                                              --------         --------         --------         --------

OPERATING EXPENSES
   Salaries and employee benefits                             $  4,381         $  8,288         $ 10,326         $ 17,218
   Other expenses                                               13,811           10,473           25,196           18,292
                                                              --------         --------         --------         --------
     Total operating expenses                                 $ 18,192         $ 18,761         $ 35,522         $ 35,510
                                                              --------         --------         --------         --------

   Income before income taxes                                 $ 38,797         $ 29,846         $ 78,457         $ 58,055
   Income taxes                                                 16,157           12,399           32,681           23,802
                                                              --------         --------         --------         --------
NET INCOME                                                    $ 22,640         $ 17,447         $ 45,776         $ 34,253
                                                              ========         ========         ========         ========

DIVIDENDS DECLARED                                            $  9,000         $  3,000         $ 15,000         $  6,000
                                                              ========         ========         ========         ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE -
   (based on 20 million average shares outstanding)           $   1.13         $   0.87         $   2.29         $   1.71
                                                              ========         ========         ========         ========

DIVIDENDS DECLARED PER COMMON SHARE                           $   0.45         $   0.15         $   0.75         $   0.30
                                                              ========         ========         ========         ========

OPERATING RATIOS
Net interest margin                                               2.57%            2.47%            2.57%            2.40%
Operating expense as a percentage of
 average insured student loans                                    0.81%            0.94%            0.80%            0.90%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                      June 30,         December 31,
                                                        1999              1998
                                                    (Unaudited)
                                                     ----------        ----------
ASSETS
   Insured student loans                             $9,108,253        $8,636,343
   Allowance for loan losses                              2,405             2,370
                                                     ----------        ----------
   Insured student loans, net                         9,105,848         8,633,973
   Cash                                                     214                37
   Deferred tax benefits                                 29,056            31,936
   Other assets                                         269,732           237,196
                                                     ----------        ----------

   TOTAL ASSETS                                      $9,404,850        $8,903,142
                                                     ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                             $4,149,931        $3,908,046
   Long-term notes                                    4,569,000         4,310,000
   Payable to principal stockholder                      12,680            13,957
   Restructuring liabilities                              3,123             7,611
   Other liabilities                                    174,667           198,997
                                                     ----------        ----------

     Total Liabilities                                8,909,401         8,438,611
                                                     ----------        ----------

   Common stock                                             200               200
   Additional paid-in capital                           134,522           134,380
   Retained earnings                                    360,727           329,951
                                                     ----------        ----------

     Total Stockholders' Equity                         495,449           464,531
                                                     ----------        ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $9,404,850        $8,903,142
                                                     ==========        ==========


AVERAGE INSURED STUDENT LOANS                        $8,964,131        $8,111,639
     (year-to-date)                                  ==========        ==========



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Six months ended
                                                                         June 30,
                                                               -----------------------------
                                                                  1999               1998
                                                               ---------         -----------
Cash flows from operating activities:
Net income                                                     $  45,776         $    34,253
Adjustments to reconcile net income to
net cash from operating activities:
    Depreciation and amortization                                  4,475               2,758
    Provision for loan losses                                      2,062               1,682
    Deferred tax provision                                         2,880               3,667
    Increase in accrued interest receivable                      (32,596)            (20,199)
    Decrease (Increase) in other assets                               49                (247)
    Decrease in other liabilities                                (25,464)            (23,811)
    Decrease in restructuring liabilities                         (4,489)               (229)
                                                               ---------         -----------

NET CASH USED IN OPERATING ACTIVITIES                             (7,307)             (2,126)
                                                               ---------         -----------

Cash flows from investing activities:
    Disbursements of loans                                      (919,605)           (846,134)
    Repayment of loans                                           569,848             488,625
    Purchase of loans                                           (308,144)            (48,715)
    Sale of loans                                                179,610              33,817
    Capital expenditures on furniture and equipment                 (110)               (359)
                                                               ---------         -----------

NET CASH USED IN INVESTING ACTIVITIES                           (478,401)           (372,766)
                                                               ---------         -----------

Cash flows from financing activities:
    Net increase (decrease) in borrowings with original
       maturities of one year or less                            241,885            (601,074)
    Proceeds from long-term borrowings                           259,000           1,430,000
    Repayment of long-term debt                                       --            (450,000)
    Dividends paid to stockholders                               (15,000)             (6,000)
                                                               ---------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        485,885             372,926
                                                               ---------         -----------

NET INCREASE (DECREASE) IN CASH                                      177              (1,966)
CASH - BEGINNING OF PERIOD                                            37               2,108
                                                               ---------         -----------

CASH - END OF PERIOD                                           $     214         $       142
                                                               =========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for:
          Interest                                             $ 233,485         $   214,532
          Income taxes                                         $  14,199         $    20,068


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999



1.    SIGNIFICANT ACCOUNTING POLICIES

      INTERIM FINANCIAL INFORMATION

      The financial information of The Student Loan Corporation (the "Company") as of June 30, 1999 and for the three and six-month periods ended June 30, 1999 and 1998 includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report and Form 10-K.

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

3.    COMMITMENTS AND CONTINGENCIES

      REGULATORY IMPACTS

      The Company's loan portfolio is primarily comprised of loans originated under the Federal Family Education Loan ("FFEL") program. Since 1992, a series of amendments to the Higher Education Act of 1965 (the "Act"), which governs the FFEL program, have increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the net interest margin of the Company's portfolio.

      The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending"), in which private lenders such as the Company do not participate. Direct lending currently accounts for approximately one-third of the student loans originated under federally sponsored programs.

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

      In connection with the restructuring plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997, including $16.2 million relating to estimated severance benefits, $2.8 million relating to furniture and equipment write-downs and $1.5 million relating to other estimated exit costs. Additional costs, including $4.0 million of transition costs incurred in the first half of 1999 (of which $0.7 million was incurred in the second quarter), did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred.

      Of the $20.5 million restructuring reserve, $17.4 million has been used through June 30, 1999, including $3.1 million used during the second quarter of 1999. Of the $3.1 million, severance and outplacement costs were $1.6 million and the remaining $1.5 million represents a reserve release that was offset to operating expenses. The total overall $17.4 million usage includes $2.8 million in furniture and equipment write-downs, $4.2 million in severance and outplacement costs paid to the approximately 380 employees on job discontinuance, $1.4 million in other exit costs, and $9.0 million in reserve releases. The Company's restructuring plan is substantially complete at this time with approximately half of the $3.1 million reserve balance at June 30, 1999 designated for the approximately 120 terminated employees still receiving severance benefits. The remainder of the reserve will be used for the estimated 35 employees yet to be placed on job discontinuance. Approximately 20 staff reductions were made in the second quarter of 1999, bringing the 1999 year-to-date total to 180.

      The expectations of the Company relating to the restructuring plan are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.

5.    RELATED PARTY TRANSACTIONS

      Citibank (New York State) ("CNYS"), a wholly-owned subsidiary of Citicorp and Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup Inc. and its affiliates on the other hand. At June 30, 1999, the Company had outstanding short-term and long-term borrowings with CNYS of $4.1 billion and $4.6 billion, respectively, compared to $3.9 billion and $4.3 billion, respectively, at December 31, 1998. For the three and six-month periods ended June 30, 1999, the Company incurred $116.6 million and $231.5 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $113.6 million and $225.1 million, respectively, in interest expenses payable to CNYS and its affiliates for the same periods in 1998. In addition, Citigroup Inc. and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

6.    INTEREST RATE SWAP AGREEMENTS

      The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of potential interest rate variability. The counterparty for most of the interest rate swap agreements outstanding at June 30, 1999 was Citibank, N.A., an affiliate of CNYS.

      Interest rate swap agreements with a net carrying value of $2.1 million, representing accrued interest receivable, were determined to have an estimated fair value of $2.1 million receivable at June 30, 1999. At December 31, 1998, interest rate swap agreements with a carrying value of $0.2 million of interest receivable had an estimated fair value of $3.4 million receivable. The fair values were based on approximate values obtained from Citibank, N.A., the Company's dealer in these financial instruments, and represent the estimated amounts which would be receivable upon termination of the agreements. Fair values vary from period to period based on changes in such factors as LIBOR and Treasury Bill interest rates and the timing of contractual settlements. The aggregate notional principal amounts of swap agreements outstanding at June 30, 1999 and December 31, 1998 were $4.8 billion and $6.4 billion, respectively. For the second quarter of 1999, the Company recorded a $2.1 million ($3.1 million year-to-date) reduction of interest expense related to interest accrued on its swap agreements. The Company recorded $0.8 million ($1.0 million year-to-date) in additional interest expense related to its swaps during the second quarter of 1998.

7.    SHORT AND LONG-TERM BORROWINGS

      In the first six months of 1999, short-term debt increased by $0.25 billion to $4.1 billion and $0.01 billion was repaid. Also, long-term borrowings increased by $0.26 billion to $4.6 billion and none was repaid during the first half of 1999.


8.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1999, the Financial Accounting Standards Board ("FASB") deferred the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. As a result, SFAS No. 133 will become effective on January 1, 2001 for calendar year companies such as the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Student Loan Corporation's (the "Company's") actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe," "expect," "anticipate," "intend", "estimate," "may increase," "may result in," and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio and the success of the Company's hedging policies; the ability of the Company and third party vendors to modify computer systems for the year 2000 date conversion in a timely manner; the ability of the Company generally to achieve anticipated levels of cost-savings relating to its restructuring plan; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.

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

In connection with the restructuring plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997, including $16.2 million relating to estimated severance benefits, $2.8 million relating to furniture and equipment write-downs and $1.5 million relating to other estimated exit costs. Additional costs, including $4.0 million of transition costs incurred in the first half of 1999 (of which $0.7 million was incurred in the second quarter), did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred.

Of the $20.5 million restructuring reserve, $17.4 million has been used through June 30, 1999, including $3.1 million used during the second quarter of 1999. Of the $3.1 million, severance and outplacement costs were $1.6 million and the remaining $1.5 million represents a reserve release that was offset to operating expenses. The total overall $17.4 million usage includes $2.8 million in furniture and equipment write-downs, $4.2 million in severance and outplacement costs paid to the approximately 380 employees on job discontinuance, $1.4 million in other exit costs, and $9.0 million in reserve releases. The Company's restructuring plan is substantially complete at this time with approximately half of the $3.1 million reserve balance at June 30, 1999 designated for the approximately 120 terminated employees still receiving severance benefits. The remainder of the reserve will be used for the estimated 35 employees yet to be placed on job discontinuance. Approximately 20 staff reductions were made in the second quarter of 1999, bringing the 1999 year-to-date total to 180.

The expectations of the Company relating to the restructuring plan are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.

FINANCIAL CONDITION

During the six months ended June 30, 1999, the net insured student loan portfolio of the Company grew by $471.9 million (5%) from the balance at December 31, 1998. This growth was the result of loan disbursements totaling $919.6 million and loan purchases of $308.1 million in the first six months of 1999, partially offset by $179.6 million in loan sales and $569.8 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $6.4 million. This compares to loan disbursements of $846.1 million, loan purchases of $48.7 million, loan reductions of $488.6 million, loan sales of $33.8 million, and other adjustments of $4.4 million in the first six months of 1998. CitiAssist loan purchases have increased significantly for the first half of 1999 compared to the same period in 1998 primarily due to greater CNYS CitiAssist originations. The increase in loan sales for the first half of 1999 compared to the same period last year is primarily due to increases in the volume of the federal direct student loan consolidation program.

The Company's loan disbursements and CitiAssist loan commitments for the first half of 1999 of $1,027.0 million were $120.7 million (13%) more than those made in the same period of 1998. This increase is attributable primarily to large increases in CitiAssist loan commitments and Federal Family Education Loan ("FFEL") program disbursements. During the first six months of 1999 CitiAssist loan commitments increased to $107.4 million, a $47.1 million (78%) increase from the same period last year. FFEL program disbursements of $775.6 million in the first six months of 1999 is 7% higher than the $726.4 million disbursed during the same period of 1998. This $49.2 million increase in FFEL program disbursements does not include originations made under the Federal Loan Consolidation program. Consolidation loan originations of $144.0 million for the first two quarters of 1999 have increased $24.4 million (20%) compared to the same period of 1998.

During the first two quarters of 1999, the Company made $233.5 million in interest payments, principally to CNYS or one of its affiliates, compared to $214.5 million for the same period in 1998. The difference is due to changes in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $14.1 million in income taxes during the first two quarters of 1999, compared to $20.1 million for the same period last year. The difference in the amount of taxes paid is primarily due to a timing difference in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $32.5 million (14%) from December 31, 1998, principally as a result of additional interest receivable attributable to growth in the student loan portfolio and timing of interest receipts.

In the first six months of 1999, short-term debt increased by $0.25 billion and $0.01 billion was repaid. Also, long-term borrowings increased by $0.26 billion and none was repaid during the first six months of 1999.

The Company paid a quarterly dividend of $0.45 per common share on June 1, 1999. The Board of Directors declared an increase in the quarterly dividend on the Company's common stock to $0.60 per share to be paid on September 1, 1999 to stockholders of record on August 13, 1999.

MARKET RISK

The Company's primary market risk exposure is to movements in U.S. dollar interest rates. The Company manages interest rate risk exposure through the use of derivative instruments in the form of interest rate swap agreements in order to better match the interest rate characteristics of its liabilities with that of its assets. Under these agreements, the Company pays interest based on the interest rate characteristics of the Company's assets and receives interest based on the characteristics of its liabilities. All of the Company's derivative agreements terminate within a year and none are used for trading purposes.

Market risk is measured using various tools, including Earnings-at-Risk which reflects repricing gaps in the position embedded in the portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact of a two standard deviation shift in a short-term interest rate over the four-week period required to defease the position. As of June 30, 1999 the rate shift over the defeasance period applied to the interest yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. The table below illustrates potential impacts of both a 45 basis point increase and a 45 basis point decrease in the interest yield curve by year.


Earnings-at-Risk (on pre-tax earnings)

----------------------------------------------------------------------------------------------
(Dollars in millions)                 2000     2001      2002       2003       2004      Total
----------------------------------------------------------------------------------------------
Two standard deviation increase       $9.8    ($3.7)    ($3.2)     ($2.8)     ($2.3)     ($2.2)
----------------------------------------------------------------------------------------------
Two standard deviation decrease       $6.0     $4.9      $4.4       $3.8       $3.2      $22.3
----------------------------------------------------------------------------------------------

The Earnings-at-risk calculation is one measure of analyzing exposures based upon the Company's positions at particular points in time. The Company, through its Asset/Liability Management Committee, actively manages these risks and sets Earnings-at-Risk limits to take appropriate actions if interest rates move against the existing structure.

YEAR 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time-sensitive computer systems to correctly interpret dates in the year 2000 and beyond. The Company has assessed and has substantially completed modifications to its computer systems and business processes to provide for their continuing functionality and is also assessing the readiness of third parties with which it interfaces.

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis, and the Company has engaged in a process of identifying, assessing, and modifying its computer programs to address this issue. As part of year 2000 compliance work, systems are subjected to a validation process that tests modified programs before they can be used in production.

The pre-tax cost associated with all of the required modifications and conversions is expected to total approximately $5.1 million through 1999, funded through a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $4.2 million had been incurred through June 30, 1999, including $1.0 million for the first six months of 1999 (of which approximately $0.5 million was incurred in the second quarter).

Substantially all of the required modification and internal testing work has been completed, including modification of all critical systems, and the Company continues to make satisfactory progress towards full completion of its year 2000 program. The remainder of 1999 will be spent primarily addressing completion of the remaining external testing, integration testing, and production assurance.

The Company's year 2000 program is also addressing other issues, including replacement of certain business applications and compliance of end-user computing applications, networks, data center, desktops, facilities, business processes, and external providers. Substantially all of the investigation and necessary remediation of these matters has been completed and substantially all are considered compliant.

The Company is also addressing year 2000 issues that may exist with other significant third parties with which it interfaces, including customers and counterparties and its utility infrastructure. Unreadiness by these parties would expose the Company to the potential for loss and impairment of business processes and activities. While these parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

The Company is completing contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of the failure of systems or processes outside the Company's control. Contingency planning and preparations for the management of the date change will continue through 1999. Notwithstanding these activities, the failure of efforts to address, in a timely manner, the year 2000 issue, could have a material adverse effect on the Company's results of operations in future periods.

The expectations of the Company with respect to remediation of year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 9.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999

Net income was $22.6 million ($1.13 basic and diluted earnings per share) for the second quarter of 1999. This was an increase of $5.2 million (30%) from earnings for the same period last year. The increase in net income was primarily attributable to higher interest income generated by a $1.1 billion increase in the loan portfolio from the same quarter last year and better spreads between the Company's lending and borrowing interest rates. Contributing to the increase in net income was a $0.9 million ($1.5 million pre-tax) release of the restructuring reserve, which was booked as an offset to operating expenses in the second quarter of 1999. On a comparable basis, net income grew by 25% after adjusting second quarter 1999 income for the restructuring reserve release.

The net interest margin for the second quarter of 1999 was 2.57%, 0.10% higher than the 2.47% margin for the second quarter of 1998. The improvement in the margin for the second quarter of 1999 was primarily attributable to lower funding rates, partially offset by the impact of previously legislated lender yield reductions on FFELP loans, effective for loans originated on or after July 1, 1998. However, for the remainder of 1999, management expects interest margins to decrease, as variable-funding arrangements will begin to reflect current, less attractive market rates.

Total operating expenses for the second quarter of 1999 decreased $0.6 million (3%) from the same period last year, attributable to reductions in salary and employee benefit costs related to the restructuring. Also, operating expenses as a percentage of average insured student loans improved 0.13% to 0.81% from the second quarter of 1998 expense ratio of 0.94%. The improvement in the expense ratio is primarily attributable to efficiencies in operational and administrative expenses.

Return on equity was 18.6% for the second quarter of 1999, 2.1% higher than the 16.5% return for the same period of 1998. The increase was attributed to higher 1999 earnings.

The provision for loan losses was $0.4 million higher for the second quarter of 1999, compared to that recorded for the same period last year. This increase reflects the risk sharing loss estimates on greater potential future default claims resulting from growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Federal Higher Education Act of 1965 ("the Act"), as amended.


Six Months Ended June 30, 1999

The Company earned net income of $45.8 million ($2.29 basic earnings per share) for the six months ended June 30, 1999, an increase of $11.5 million (34%) from the first half of 1998. The increase was primarily due to higher interest income resulting from an increased loan portfolio and better interest rate spreads between lending and borrowing rates.

Total operating expenses for the first half of 1999 were $35.5 million, unchanged from the same period last year, as decreases in salary costs resulting from the restructuring were offset by increased external loan servicing costs. Operating expenses as a percentage of average insured student loans for the first half of 1999 decreased to 0.80%, an improvement of 0.10% compared to the first half of 1998, primarily attributable to efficiencies in administrative and operational expenses.

The provision for loan losses was $2.1 million, $0.4 million (23%) higher for the first six months of 1999 than that reported for the same period last year. The increase reflects the risk sharing loss estimates on greater potential future default claims as a result of growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Omnibus Budget Reconciliation Act of 1993.

The Company's effective tax rate was approximately 41.7% for the first six months of 1999, compared to 41.0% for the same period in 1998.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       At the Company's 1999 Annual Meeting of Stockholders, held May 13, 1999, the Company's stockholders took the following actions:

1. Two directors were elected to the Board of Directors: Peter M. Gallant (with holders of 18,526,410 shares voting in favor, 1,199,650 abstaining and 26,400 withheld); Laura D. Williamson (with holders of 18,552,610 shares voting in favor, 1,199,650 abstaining and 200 withheld). Mr. Gallant and Ms. Williamson will each serve until the year 2002 meeting of stockholders.

2. The selection of KPMG LLP as the Company's independent auditors for the 1999 fiscal year was ratified, with holders of 19,746,150 shares voting in favor, 500 abstaining and 5,810 voting against.

3. A stockholder proposal recommending the retention of an investment banking firm to explore plans to maximize stockholder value in the Company was defeated, with holders of 1,115,952 shares voting in favor, 7,497 abstaining and 18,342,288 voting against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)   Exhibits

      27    Financial Data Schedule

(b) Reports on Form 8-K: none.

                                    SIGNATURE


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 1999





                              The Student Loan Corporation





                                  By /s/ Yiannis Zographakis
                                     ------------------------------------
                                         Yiannis Zographakis
                                         Vice President and
                                         Chief Financial Officer