Form 10-Q
period 1999-09-30
STUDENT LOAN CORP
filed 1999-11-12
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



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

                                    Yes X   No
                                       ---    ---
         On November 5, 1999, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q


Part I   Financial Information

                                                                                                                   Page
         Item 1 -    Financial Statements

                           Statements of Income (Unaudited) for the Three and Nine Month Periods
                           Ended September 30, 1999 and 1998 ...............................................            3

                           Balance Sheets as of  September 30, 1999 (Unaudited) and December 31, 1998 ......            4

                           Statements of Cash Flows (Unaudited) for the Nine Month Periods Ended
                           September 30, 1999 and 1998  ....................................................            5

                           Notes to Financial Statements (Unaudited) .......................................          6-9

         Item 2 -    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .......................................................        10-15

Part II  Other Information

         Item 1 -   Legal Proceedings  .....................................................................           16

         Item 6 -   Exhibits and Reports on Form 8-K .......................................................           16


Signature...................................................................................................           17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three months ended               Nine months ended
                                                                        September 30,                    September 30,
                                                                 -----------------------------    -----------------------------
                                                                     1999            1998             1999           1998
                                                                 -------------   -------------    -------------  --------------
REVENUE
    Interest income                                                  $173,997        $161,633         $518,045        $481,172
    Interest expense                                                  122,815         114,713          352,415         339,783
                                                                 -------------   -------------    -------------  --------------
    Net interest income                                                51,182          46,920          165,630         141,389
    Provision for loan losses                                             703             721            2,765           2,403
                                                                 -------------   -------------    -------------  --------------
    Net interest income after provision for loan losses                50,479          46,199          162,865         138,986
    Fee and other income                                                  891             785            2,484           1,563
                                                                 -------------   -------------    -------------  --------------
       Total revenue, net                                             $51,370         $46,984         $165,349        $140,549
                                                                 -------------   -------------    -------------  --------------

OPERATING EXPENSES
    Salaries and employee benefits                                    $ 5,569         $ 7,746          $15,895         $24,965
    Other expenses                                                     12,187          11,724           37,383          30,015
                                                                 -------------   -------------    -------------  --------------
       Total operating expenses                                       $17,756         $19,470          $53,278         $54,980
                                                                 -------------   -------------    -------------  --------------

    Income before income taxes                                        $33,614         $27,514         $112,071         $85,569
    Income taxes                                                       14,001          11,473           46,682          35,274
                                                                 -------------   -------------    -------------  --------------
NET INCOME                                                            $19,613         $16,041          $65,389         $50,295
                                                                 =============   =============    =============  ==============

DIVIDENDS DECLARED                                                    $12,000         $ 3,000          $27,000         $ 9,000
                                                                 =============   =============    =============  ==============

BASIC and DILUTED EARNINGS PER COMMON SHARE -
    (based on 20 million average shares outstanding)                   $ 0.98          $ 0.80           $ 3.27          $ 2.51
                                                                 =============   =============    =============  ==============

DIVIDENDS DECLARED PER COMMON SHARE                                    $ 0.60          $ 0.15           $ 1.35          $ 0.45
                                                                 =============   =============    =============  ==============

OPERATING RATIOS
Net interest margin                                                     2.19%           2.29%            2.44%           2.36%
Operating expense as a percentage of
 average insured student loans                                          0.76%           0.95%            0.79%           0.92%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                      September 30,                 December 31,
                                                                         1999                          1998
                                                                      (Unaudited)
                                                                  --------------------         ---------------------
ASSETS
    Insured student loans                                                 $10,045,804                   $ 8,636,343
    Allowance for loan losses                                                   2,858                         2,370
                                                                  --------------------         ---------------------
    Insured student loans, net                                             10,042,946                     8,633,973
    Cash                                                                          218                            37
    Deferred tax benefits                                                      25,323                        31,936
    Other assets                                                              299,993                       237,196
                                                                  --------------------         ---------------------

    Total Assets                                                          $10,368,480                   $ 8,903,142
                                                                  ====================         =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                                 $ 9,656,008                   $ 3,908,046
    Long-term notes                                                            57,000                     4,310,000
    Payable to principal stockholder                                           12,116                        13,957
    Restructuring liabilities                                                   2,274                         7,611
    Other liabilities                                                         138,020                       198,997
                                                                  --------------------         ---------------------

       Total Liabilities                                                    9,865,418                     8,438,611
                                                                  --------------------         ---------------------

    Common stock                                                                  200                           200
    Additional paid-in capital                                                134,522                       134,380
    Retained earnings                                                         368,340                       329,951
                                                                  --------------------         ---------------------

       Total Stockholders' Equity                                             503,062                       464,531
                                                                  --------------------         ---------------------

    Total Liabilities and Stockholders' Equity                            $10,368,480                   $ 8,903,142
                                                                  ====================         =====================


AVERAGE INSURED STUDENT LOANS                                             $ 9,063,087                   $ 8,111,639
                                                                  ====================         =====================
       (year-to-date)




See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                               ---------------------------------------
                                                                                    1999                   1998
                                                                               ---------------        ----------------
Cash flows from operating activities:
Net income                                                                            $ 65,389               $ 50,295
Adjustments to reconcile net income to
net cash from operating activities:
     Depreciation and amortization                                                       7,416                  4,263
     Provision for loan losses                                                           2,765                  2,403
     Deferred tax provision                                                              6,613                  5,095
     Increase in accrued interest receivable                                           (53,936)               (36,535)
     Increase in other assets                                                           (8,621)                (2,919)
     (Decrease) increase in other liabilities                                          (62,675)                55,640
     Decrease in restructuring liabilities                                              (5,337)                (1,898)
                                                                               ----------------       ----------------

Net cash (used in) provided by operating activities                                    (48,386)                76,344
                                                                               ----------------       ----------------

Cash flows from investing activities:
     Disbursements of loans                                                         (1,505,123)            (1,401,518)
     Repayment of loans                                                                780,854                729,262
     Purchase of loans                                                                (913,657)               (78,646)
     Sale of loans                                                                     218,902                 48,396
     Capital expenditures on furniture and equipment                                      (371)                  (470)
                                                                               ----------------       ----------------

Net cash used in investing activities                                               (1,419,395)              (702,976)
                                                                               ----------------       ----------------

Cash flows from financing activities:
     Net increase (decrease) in short-term borrowings                                5,747,962               (509,332)
     Proceeds from long-term borrowings                                                259,000              2,018,000
     Repayment of long-term debt                                                    (4,512,000)              (875,000)
     Dividends paid to stockholders                                                    (27,000)                (9,000)
                                                                               ----------------       ----------------

Net cash provided by financing activities                                            1,467,962                624,668
                                                                               ----------------       ----------------

Net increase (decrease) in cash                                                            181                 (1,964)
Cash - beginning of period                                                                  37                  2,108
                                                                               ----------------       ----------------

Cash - end of period                                                                     $ 218                  $ 144
                                                                               ================       ================

Supplemental disclosure of cash flow information:

     Cash paid for:
           Interest                                                                  $ 395,958              $ 280,309
           Income taxes                                                               $ 35,568               $ 30,875




See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999



1.        SIGNIFICANT ACCOUNTING POLICIES

          INTERIM FINANCIAL INFORMATION

          The financial information of The Student Loan Corporation (the "Company") as of September 30, 1999 and for the three and nine-month periods ended September 30, 1999 and 1998 includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report and Form 10-K.

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

4.       RESTRUCTURING PLAN

         In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure. The restructuring plan included the outsourcing of various parts of the Company's operations, which had been based in the Company's Pittsford, New York office, to affiliated companies. The restructuring plan was designed to take advantage of the larger economies of scale and more global operating systems configurations being employed by those affiliates. The Company has retained approximately 200 Pittsford-based employees, primarily in the technology and accounting functions, and employs approximately 100 employees in administration, finance, marketing, sales and other activities in Stamford, Connecticut and in field locations throughout the United States.

         In connection with the restructuring plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997, including $16.2 million relating to estimated severance benefits, $2.8 million relating to furniture and equipment write-downs and $1.5 million relating to other estimated exit costs. Additional costs, including $4 million of transition costs incurred in the first three quarters of 1999 (of which $0.4 million was incurred in the third quarter), did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred.

         Based on revised utilization projections, $7.5 million and $1.5 million in reserve releases were recognized in 1998 and the second quarter of 1999, respectively, as an offset to operating expenses in those periods. The reserve releases resulted from revaluations of the reserve, resulting primarily from a decision to retain approximately 200 Pittsford-based employees and the migration of other employees to the Stamford facility, as well as more employee attrition than expected prior to eligibility for severance benefits.

         Of the remaining $11.5 million restructuring reserve,$9.2 million has been used through September 30, 1999, including $0.8 million used during the third quarter of 1999 for severance and outplacement costs. The total overall $9.2 million usage includes $2.8 million in furniture and equipment write-downs, $5.0 million in severance and outplacement costs paid to the approximately 385 employees on job discontinuance and $1.4 million in other exit costs. The Company's restructuring plan is substantially complete at this time with most of the $2.3 million reserve balance at September 30, 1999 designated for the approximately 75 terminated employees still receiving severance benefits. The remainder of the reserve will be used for the estimated 30 employees yet to be placed on job discontinuance. Approximately 5 staff reductions were made in the third quarter of 1999, bringing the 1999 year-to-date total to 10.

         The expectations of the Company relating to the restructuring plan are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

5.       RELATED PARTY TRANSACTIONS

          Citibank (New York State) ("CNYS"), a wholly-owned subsidiary of Citicorp and Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup Inc. and its affiliates on the other hand. At September 30, 1999, the Company had outstanding short-term and long-term borrowings with CNYS of $ 9.7 billion and $0.06 billion, respectively, compared to $3.9 billion and $4.3 billion, respectively, at December 31, 1998. For the three and nine-month periods ended September 30, 1999, the Company incurred $122.8 million and $354.3 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $114.7 million and $339.8 million, respectively, in interest expenses payable to CNYS and its affiliates for the same periods in 1998. In addition, Citigroup Inc. and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

6.        INTEREST RATE SWAP AGREEMENTS

          The Company, from time to time, enters into interest rate swap agreements with related and third parties solely to hedge interest rate exposure on certain interest bearing liabilities. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Entering into swap agreements to pay interest based on the interest rate characteristics of the Company's assets and to receive interest based on the characteristics of the Company's liabilities effectively limits the risk of potential interest rate variability. The Company records interest receivable or payable on its swap agreements as adjustments to interest expense. Historically, most of the Company's interest rate swap agreements have been entered into with Citibank, N.A., an affiliate of CNYS.

          At September 30, 1999, the Company had no interest rate swap agreements outstanding. This was due to the attainment of its desired funding structure at September 30, 1999, at which time the significant portion of its outstanding debt was short-term.

         For the third quarter of 1999, the Company had less than $0.1 million of interest expense related to swap agreements, compared to a $0.6 million reduction in interest expense during the same period of 1998. For the first nine months of 1999, the Company reduced interest expense by $3.1 million as a result of interest rate swap agreements, while for the same period in 1998 the Company incurred $0.5 million of interest expense.

7.        SHORT AND LONG-TERM BORROWINGS

         Effective October 1, 1999, an amendment to the Company's existing Omnibus Credit Agreement with CNYS was put into place which increased the maximum credit available to the Company to $10.75 billion. The amendment did not significantly change any of the terms of the previously existing agreements.

         During the third quarter of 1999, a significant portion of long-term notes was repaid and replaced with new short-term borrowings in order to better match the interest rates the Company pays on its short-term borrowings with the short-term interest rates it earns on its FFEL program portfolio, without entering into interest rate swap agreements. The particular tranche, index, reset frequency, and maturity of any of the Company's borrowings may vary from time to time depending on market conditions and the composition of the student loan portfolio.

         In the first nine months of 1999, short-term debt increased by $5.7 billion to $9.7 billion. Also, long-term borrowings of $4.5 billion were repaid during that period and $0.3 billion in new borrowings were made.

8.         SUBSEQUENT EVENTS

         CNYS, a wholly-owned subsidiary of Citicorp and Citigroup Inc. owns 80% of the Company's outstanding 20 million shares of common stock. On October 21, 1999, Citigroup announced its intent to acquire by merger the remaining four million shares of the Company's common stock that it does not already own for $45 per share in cash. The stock acquisition is subject to the approval of the Company's board of directors and the owners of at least two thirds of the shares of the Company's common stock not beneficially owned by Citigroup. The transaction is also subject to customary regulatory approvals.

         Following the public announcement of Citigroup's proposal to acquire the 20% of the Company's stock that Citigroup does not already beneficially own, in October 1999 six putative class action complaints were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). One of those six complaints has been voluntarily dismissed without prejudice; of the remaining five complaints, only one has been served on defendants (Kenneth Steiner v. Student Loan Corp., et al.)

         Plaintiffs allege that because Citigroup holds a majority position in the Company, there have been no steps taken to ascertain the Company's true value through competitive bidding or other "open market mechanism." The plaintiff in one action (Alan Kahn v. Citigroup Inc., et al.) makes the further allegation that defendants engaged in a series of self-dealing transactions that artificially depressed the Company's stock price.

         The purported class actions seek to enjoin the consummation of Citigroup's offer, or, in the event the proposed transaction is consummated, to rescind the transaction and recover monetary damages caused by defendants' alleged breach of fiduciary duties.

         The Company believes that the lawsuits are without merit and intends to contest them vigorously. At this time the Company cannot predict the outcome of the lawsuits or estimate amounts of damage awards, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Student Loan Corporation's (the "Company's") actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe," "expect," "anticipate," "intend", "estimate," "may increase," "may result in," and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio and the success of the Company's interest rate risk management policies; the successful resolution of legal proceedings; the ability of the Company and third party vendors to modify computer systems for the year 2000 date conversion in a timely manner; the ability of the Company generally to achieve anticipated levels of cost-savings relating to its restructuring plan; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.

RESTRUCTURING PLAN

In the fourth quarter of 1997, the Company announced a restructuring plan to realign its business and processing structure. The restructuring plan included the outsourcing of various parts of the Company's operations, which had been based in the Company's Pittsford, New York office, to affiliated companies, utilizing the larger economies of scale and more global operating systems configurations being employed by those affiliates. The Company has retained approximately 200 Pittsford-based employees, primarily in the technology and accounting functions, and employs approximately 100 employees in administration, finance, marketing, sales and other activities in Stamford, Connecticut and in field locations throughout the United States.

In connection with the restructuring plan, the Company recorded a $20.5 million pre-tax charge in the fourth quarter of 1997, including $16.2 million relating to estimated severance benefits, $2.8 million relating to furniture and equipment write-downs and $1.5 million relating to other estimated exit costs. Additional costs, including $4 million of transition costs incurred in the first three quarters of 1999 (of which $0.4 million was incurred in the third quarter), did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred.

Based on revised utilization projections, $7.5 million and $1.5 million in reserve releases were recognized in 1998 and the second quarter of 1999, respectively, as an offset to operating expenses in those periods. The reserve releases resulted from revaluations of the reserve, resulting primarily from a decision to retain approximately 200 Pittsford-based employees and the migration of other employees to the Stamford facility, as well as more employee attrition than expected prior to eligibility for severance benefits.

Of the remaining $11.5 million restructuring reserve, $9.2 million has been used through September 30, 1999, including $0.8 million used during the third quarter of 1999 for severance and out-placement costs. The total $9.2 million usage includes $2.8 million in furniture and equipment write-downs, $5.0 million in severance and outplacement costs paid to the approximately 385 employees on job discontinuance, and $1.4 million in other exit costs. The Company's restructuring plan is substantially complete at this time with most of the $2.3 million reserve balance at September 30, 1999 designated for the approximately 75 terminated employees still receiving severance benefits. The remainder of the reserve will be used for the estimated 30 employees yet to be placed on job discontinuance.

Approximately 5 staff reductions were made in the third quarter of 1999, bringing the 1999 year-to-date total to 185.

The expectations of the Company relating to the restructuring plan are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

SUBSEQUENT EVENTS

CNYS, a wholly-owned subsidiary of Citicorp and Citigroup Inc. owns 80% of the Company's outstanding 20 million shares of common stock. On October 21, 1999, Citigroup announced its intent to acquire by merger the remaining four million shares of the Company's common stock that it does not already own for $45 per share in cash. The stock acquisition is subject to the approval of the Company's board of directors and the owners of at least two thirds of the shares of the Company's common stock not beneficially owned by Citigroup. The transaction is also subject to customary regulatory approvals.

Following the public announcement of Citigroup's proposal to acquire the 20% of the Company's stock that Citigroup does not already beneficially own, in October 1999 six putative class action complaints were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). One of those six complaints has been voluntarily dismissed without prejudice; of the remaining five complaints, only one has been served on defendants (Kenneth Steiner v. Student Loan Corp., et al.)

Plaintiffs allege that because Citigroup holds a majority position in the Company, there have been no steps taken to ascertain the Company's true value through competitive bidding or other "open market mechanism." The plaintiff in one action (Alan Kahn v. Citigroup Inc., et al.) makes the further allegation that defendants engaged in a series of self-dealing transactions that artificially depressed the Company's stock price.

The purported class actions seek to enjoin the consummation of Citigroup's offer, or, in the event the proposed transaction is consummated, to rescind the transaction and recover monetary damages caused by defendants' alleged breach of fiduciary duties.

The Company believes that the lawsuits are without merit and intends to contest them vigorously. At this time the Company cannot predict the outcome of the lawsuits or estimate amounts of damage awards, if any.

FINANCIAL CONDITION

During the nine months ended September 30, 1999, the net insured student loan portfolio of the Company grew by $1,409.0 million (16%) from the balance at December 31, 1998. This growth was the result of loan disbursements totaling $1,505.1 million and loan purchases of $913.7 million in the first nine months of 1999, partially offset by $218.9 million in loan sales and $780.9 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $10.0 million. This compares to loan disbursements of $1,401.5 million, loan purchases of $78.6 million, loan sales of $48.4 million, loan reductions of $729.3 million, and other adjustments of $6.5 million in the first nine months of 1998. The increase in loan purchases for the first three quarters of 1999 compared to the same period in 1998 is primarily attributable to the Company's ongoing loan portfolio acquisition efforts as well as a significant increase in new CNYS CitiAssist loans, which were purchased by the Company shortly after origination. The increase in loan sales for the first nine months of 1999 compared to the same period last year is primarily due to increases in the volume of the federal direct student loan consolidation program.

The Company's loan disbursements and new CitiAssist loan commitments for the first nine months of 1999 of $1,724.1 million were $196.0 million (13%) more than those made in the same period of 1998. This increase is attributable primarily to large increases in new CitiAssist loan commitments and Federal Family Education Loan ("FFEL") program disbursements. During the first nine months of 1999, new CitiAssist loan commitments increased to $219.0 million, a $92.4 million (73%) increase from the same period last year. FFEL program disbursements of $1,298.0 million in the first nine months of 1999 is $89.4 million (7% ) higher than the $1,208.6 million disbursed during the same period of 1998. This $89.4 million increase in FFEL program disbursements does not include originations made under the Federal Loan Consolidation program. Consolidation loan originations of $207.1 million for the first three quarters of 1999 have increased $14.2 million (7%) compared to the same period of 1998.

During the first three quarters of 1999, the Company made $396.0 million in interest payments, principally to CNYS or one of its affiliates, compared to $280.3 million for the same period in 1998. The difference is due to changes in both the size of the borrowings and interest rates, as well as timing of interest payments. The Company paid $35.6 million in income taxes during the first three quarters of 1999, compared to $30.9 million for the same period last year. The difference in the amount of taxes paid is primarily due to timing differences in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets increased $62.8 million (26%) from December 31, 1998, principally as a result of additional interest receivable attributable to growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, decreased $61.0 million (31%) from December 31, 1998, primarily due to timing differences in making intercompany interest and tax payments.

Effective October 1, 1999, an amendment to the Company's existing Omnibus Credit Agreement with CNYS was put into place which increased the maximum credit available to the Company to $10.75 billion. The amendment did not significantly change any of the terms of the previously existing agreements.

During the third quarter of 1999, a significant portion of long-term notes was repaid and replaced with new short-term borrowings in order to better match the interest rates the Company pays on its short-term borrowings with the short-term interest rates it earns on its FFEL program portfolio, without entering into interest rate swap agreements. The particular tranche, index, reset frequency, and maturity of any of the Company's borrowings may vary from time to time depending on market conditions and the composition of the student loan portfolio.

In the first nine months of 1999, short-term debt increased by $5.7 billion to $9.7 billion. Also, long-term borrowings of $4.5 billion were repaid during that period and $0.3 billion in new borrowings were made.

The Company paid a quarterly dividend of $0.60 per common share on September 1, 1999. The Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.60 per share to be paid December 1, 1999 to stockholders of record on November 15, 1999.

MARKET RISK

The Company's primary market risk exposure is to movements in U.S. dollar interest rates. Market risk is measured using various tools, including Earnings-at-Risk which reflects repricing gaps in the position as well as implicit options positions embedded in the loan portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact of a two standard deviation shift in short-term interest rates over the four-week period required to defease the position. As of September 30, 1999 the rate shift over the defeasance period applied to the interest rate yield curve for purposes of calculating Earnings-at-Risk was 45 basis points. The following table illustrates that, as of September 30, 1999, a 45 basis point increase in the U.S. dollar yield curve would have a potential positive impact on the Company's pretax earnings of approximately $8.42 million in the next twelve months, and a potential negative impact of approximately $2.03 million for the total five-year period 2000-2004. A two standard deviation decrease in U.S. dollar interest rates would have a potential positive impact on the Company's pretax earnings of approximately $0.02 million in the next twelve months, and approximately $13.98 million positive impact for the five-year period 2000-2004.

                                                      Earnings-at-Risk (on pre-tax earnings)

(Dollars in millions)                              2000      2001       2002       2003       2004        Total


Two standard deviation increase                    $8.42     ($2.67)    ($2.97)    ($2.60)    ($2.21)     ($2.03)
Two standard deviation decrease                    $0.02      $3.70      $3.90      $3.43      $2.93      $13.98


The Company, through its Asset/Liability Management Committee, actively manages the risks embedded in the Company's positions and sets Earnings-at-Risk limits, and takes appropriate actions if interest rates move against the existing structure.


YEAR 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time-sensitive computer systems to correctly interpret dates in the year 2000 and beyond. The Company has assessed and has substantially completed modifications to its computer systems and business processes to provide for their continuing functionality after the current year, and is also assessing the readiness of third parties with which it interfaces.

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

The pre-tax cost associated with all of the required modifications and conversions is expected to total approximately $5.2 million through 1999, funded through a combination of a reprioritization of technology development initiatives and incremental costs and is being expensed as incurred. Of the total, approximately $4.7 million has been incurred through September 30, 1999, including $1.5 million for the first nine months of 1999 (of which approximately $0.5 million was incurred in the third quarter).

Substantially all of the required modification and internal testing work has been completed, including modification of all critical systems, and the Company continues to make satisfactory progress towards full completion of its year 2000 program. The remainder of 1999 will be spent primarily addressing completion of the remaining production assurance testing.

The Company's year 2000 program has addressed other issues, including replacement of certain business applications and compliance of end-user computing applications, networks, data center, desktops, facilities, business processes, and external providers. Substantially all of the investigation and necessary remediation of these matters have been completed and substantially all are considered compliant.

The Company has also completed testing of interfaces that exist with third parties, including customers, counterparties and its utility infrastructure. Unreadiness by these parties would expose the Company to the potential for loss and impairment of business processes and activities. While these parties are generally engaged in efforts intended to address and resolve their year 2000 issues on a timely basis, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

The Company has created contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of the failure of systems or processes outside the Company's control. The Company has created a command center to manage the year 2000 date change and is coordinating its efforts with Citigroup to ensure that any year 2000 issues are timely reported and resolved. Contingency planning and preparations for the management of the date change will continue through 1999. Notwithstanding these activities, the failure of efforts to address, in a timely manner, the year 2000 issue, could have a material adverse effect on the Company's results of operations in future periods.

The expectations of the Company with respect to remediation of year 2000 issues constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999

Net income was $19.6 million ($0.98 basic and diluted earnings per share) for the third quarter of 1999. This was an increase of $3.6 million (22%) from earnings for the same period last year. The increase in net income was primarily attributable to higher interest income generated by a $1.7 billion increase in the loan portfolio from the balance at September 30, 1998.

The net interest margin for the third quarter of 1999 was 2.19%, 0.10% lower than the 2.29% margin for the third quarter of 1998. The decline in the margin for the third quarter of 1999 was primarily attributable to less favorable funding spreads compared to those received during the same period last year. Funding spreads are not expected to improve during the remainder of 1999 as current variable rate funding arrangements are available at less attractive rates, compared to last year. Also contributing to the margin decline was the lower overall interest rate spreads on FFEL program loans originated after 1998 as new loans with lower interest spreads are originated and older more profitable loans are repaid.

Total operating expenses for the third quarter of 1999 decreased $1.7 million (9%) from the same period last year, attributable primarily to a one-time $1.6 million cost incurred in 1998 to migrate certain of the Company's operating units to other Citigroup locations. Also, operating expenses as a percentage of average insured student loans improved 0.19% to 0.76% from the third quarter of 1998 expense ratio of 0.95%. The improvement in the expense ratio is primarily attributable to efficiencies in administrative and operational expenses.

Return on equity was 15.4% for the third quarter of 1999, 0.8% higher than the 14.6% return for the same period of 1998. The increase was attributed to higher 1999 earnings.

Nine Months Ended September 30, 1999

The Company earned net income of $65.4 million ($3.27 basic earnings per share) for the nine months ended September 30, 1999, an increase of $15.1 million (30%) from the first three quarters of 1998. The increase was primarily due to higher interest income resulting from a significant increase in the loan portfolio and better interest rate spreads between lending and borrowing rates for most of the period.

Total operating expenses for the first nine months of 1999 were $53.3 million, down $1.7 million (3%) from the same period last year, primarily due to a one-time $1.6 million cost incurred in 1998 to migrate certain of the Company's operating units to other Citigroup locations. Operating expenses as a percentage of average insured student loans for the first nine months of 1998 decreased to 0.79%, an improvement of 0.13% compared to the first nine months of 1998, primarily attributable to efficiencies in administrative and operational expenses.

The provision for loan losses was $2.8 million, $0.4 million (15%) higher for the first nine months of 1999 than that reported for the same period last year. The increase reflects the risk sharing loss estimates on greater potential future default claims as a result of growth in the portion of the portfolio that is subject to the 2% risk sharing provisions of the Federal Higher Education Act of 1965, as amended.

The Company's effective tax rate was approximately 41.7% for the first nine months of 1999, compared to 41.2% for the same period in 1998.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of their property is subject.

         Following the public announcement of Citigroup's proposal to acquire the 20% of the Company's stock that Citigroup does not already beneficially own, in October 1999 six putative class action complaints were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). One of those six complaints has been voluntarily dismissed without prejudice; of the remaining five complaints, only one has been served on defendants (Kenneth Steiner v. Student Loan Corp., et al.)

         Plaintiffs allege that because Citigroup holds a majority position in the Company, there have been no steps taken to ascertain the Company's true value through competitive bidding or other "open market mechanism." The plaintiff in one action (Alan Kahn v. Citigroup Inc., et al.) makes the further allegation that defendants engaged in a series of self-dealing tranactions that artificially depressed the Company's stock price.

         The purported class actions seek to enjoin the consummation of Citigroup's offer, or, in the event the proposed transaction is consummated, to rescind the transaction and recover monetary damages caused by defendants' alleged breach of fiduciary duties.

         The Company believes that the lawsuits are without merit and intends to contest them vigorously. In that connection, in November 1999 the Company and several other defendants moved to dismiss the Steiner complaint for failure to state a claim.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

          10.8 (g)Amendment to Omnibus Credit Agreement, dated March 1, 1997, between the Company and Citibank (New York State)

          27      Financial Data Schedule

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the third quarter of 1999; however, on October 21, 1999, the Company filed a Current Report on Form 8-K, dated October 21, 1999, reporting under Item 5 thereof that Citigroup had proposed to acquire the outstanding shares of the Company not beneficially owned by Citigroup.

SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1999





                                            The Student Loan Corporation





                                            By /s/ Yiannis Zographakis
                                              ----------------------------------
                                                       Yiannis Zographakis
                                                        Vice President and
                                                        Chief Financial Officer