Form 10-K405
period 1999-12-31
STUDENT LOAN CORP
filed 2000-03-30
CIK 893955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-K
                              __________________

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                        Commission File Number 1-11616

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

                                (203) 975-6292
             (Registrant's telephone number, including area code)
                              __________________

         Securities Registered Pursuant to Section 12(b) of the Act:

 Title of Each Class                   Name of Each Exchange on which Registered
---------------------------            -----------------------------------------
    Common Stock                               New York Stock Exchange


          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None
________________________________________________________________________________

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        X
                                   ---

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2000 was approximately $158 million. On that date, there were 20,000,000 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:


          Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 18, 2000 are incorporated by reference into Part III of this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The following discussion should be read in conjunction with the financial statements and accompanying notes.

Background

The Student Loan Corporation (the "Company") originates and holds federally insured student loans through a trust agreement with Citibank (New York State) in addition to providing loan servicing. The Company is one of the nation's largest originators/holders of loans originated under the Federal Family Education Loan ("FFEL") Program, authorized by the Department of Education (the "Department") under the Federal Higher Education Act of 1965, as amended (the "Act"). The Company also holds student loans that are not insured under the Act, including CitiAssist loans, introduced in 1997.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. For more than 25 years prior to December 22, 1992, the Company operated as a division (the "Division") of Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold four million shares of its holdings of the Company's common stock in an initial public offering and continues to own 80% of the Company's outstanding common stock.

In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already owned by CNYS. The Board of Directors of the Company formed a Special Committee of its independent directors to evaluate Citigroup's proposal and negotiate the terms of an agreement to merge. On February 17, 2000, Citigroup and the Special Committee announced the termination of discussions regarding the proposal.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.

Future Application of Accounting Standards

See Note 17 to the financial statements for a discussion of recently issued accounting pronouncements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company's 1999 net income was $89.5 million ($4.47 basic earnings per common share), up $16.1 million (22%), or $0.80 per share, from 1998 net income of $73.4 million ($3.67 basic earnings per common share). Net income for 1999 included $2.2 million ($1.3 million after tax) of restructuring reserve adjustments and affiliated transition expenses of $1.2 million ($0.7 million after tax). Net income for 1998 included $7.5 million ($4.4 million after tax) of restructuring reserve adjustments, $3.7 million ($2.2 million after tax) of affiliated transition expenses, and $3.7 million ($2.2 million after tax) of interest income received from the Department of Education as a result of a settlement of a lawsuit. See restructuring reserve discussion in Note 3 to the financial statements for more information on transition expenses and the reserve adjustments.

On a comparable basis, in which the restructuring reserve, transition and litigation items listed above for 1999 and 1998 are excluded, 1999 net income was $88.9 million (or $4.45 basic earnings per common share), $19.9 million (29%) higher than 1998 net income of $69.0 million ($3.45 basic earnings per common share). The increase of 1999 over 1998 net income was primarily attributable to higher interest income generated by a $1.3 billion (16%) increase in the Company's average loan portfolio, partially offset by higher 1999 pre-tax operating expenses of $3.4 million.

At December 31, 1999, the Company's insured student loan assets reached $10.9 billion, up 26% from the December 31, 1998 level of $8.6 billion. The increase in loans outstanding was primarily due to new loan disbursements of $2.0 billion and portfolio purchases of $1.5 billion in 1999, partially offset by repayments of loans. Excluding consolidation loan disbursements, new FFEL Program disbursements of $1,705 million for 1999 were up $117 million (7%) from 1998. Disbursements in 1999 also included loan consolidations of $295 million, an increase of $50 million (20%) from 1998. CitiAssist loans of $147 million, disbursed in 1999 by CNYS but not yet acquired by the Company, are not included in the Company's disbursements. In order to comply with certain legal and other requirements, CitiAssist loans are originated by CNYS. The Company will purchase most of the CitiAssist loans following full disbursement. The Company expects to acquire substantially all of these CitiAssist originations during the first half of 2000. CitiAssist loans originated by CNYS of $292 million in 1999 were $117 million (67%) higher than the prior year. Excluding the loan premium, the Company's 1999 CitiAssist loan portfolio of $348 million grew $306 million from the 1998 balance of $42 million.

Of the $1,540 million in 1999 portfolio purchases, $314 million were CitiAssist loan purchases, $83 million were consolidation loan purchases and $1,143 million were purchases of other portfolios. This compares to $30 million of CitiAssist loan purchases, $65 million of consolidation loan purchases and $99 million of other loan purchases in 1998.

The allowance for loan losses balance primarily represents estimated potential losses arising from the risk-sharing provisions of the FFEL and CitiAssist Programs. Most FFEL Program loans submitted for default claim are subject to the 2% risk-sharing provisions of the Act. CitiAssist loans are subject to 5% risk-sharing losses in accordance with provisions of an agreement with Guaranty National Insurance Company ("GNIC"), the primary insurer of these loans. A small number of CitiAssist loans are not insured against loss. The allowance for loan losses balance increased to $3.8 million at December 31, 1999 compared to $2.4 million at December 31, 1998, primarily reflecting growth in the portfolio of loans that are in repayment and could incur risk-sharing losses on default claims.

Restructuring Plan

See Note 3 to the financial statements for a discussion of the Company's restructuring plan.

Net Interest Income

Net interest income (interest earned from student loans less interest expense on borrowings) for 1999 was $225.8 million, compared with 1998 net interest income of $192.3 million which included $3.7 million of Department of Education lawsuit proceeds. The increase of $33.5 million is a result of higher interest revenue attributable to the growth in the loan portfolio. The $3.7 million ($2.2 million after tax) of interest income was received as the Company's share of a judgement rendered in a lawsuit by lenders against the Department of Education. The judgement found that the Department of Education failed to make certain required special allowance payments for the period July 1, 1992 through January 1, 1995.

Net interest margin for 1999 increased to 2.40%, compared to 2.37% in 1998. This increase was primarily attributable to favorable funding spreads in the first half of 1999 between the rates earned on the Company's assets and paid on its funding. However, the legislated reduction of the lender yield on FFEL Program loans originated on or after July 1, 1998, combined with other previously legislated interest rate reductions, partially offset the margin improvement as new loans at these rates were added to the portfolio.

In recent years, amendments to the Act have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies in the form of increased risk-sharing costs and reduced interest margins. Recent budget proposals by the administration seek to reduce lender yield again; however, their prospects for enactment are uncertain. Any such amendment or budget proposal could adversely affect the Company's business and prospects.
Therefore, in order to continue improving its net income in future years, the Company has sought to increase the size of its portfolio to take advantage of greater economies of scale. In recent years, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships, and developed new loan products, such as CitiAssist, that are not dependent on federal funding, guarantees and authorization.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities.

Average Balance Sheet

                                                  1999                             1998                           1997
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                            INCOME/                          INCOME/                        INCOME/
                                        BALANCE  EXPENSE   RATE         BALANCE   EXPENSE  RATE         BALANCE  EXPENSE   RATE

Average insured student loans           $9,407    $  720   7.65%         $8,112   $  646   7.96%        $7,269   $  588     8.09%
Average non-interest earning assets        279                              252                            222
--------------------------------------------------------------------------------------------------------------------------------
Total average assets                    $9,686                           $8,364                         $7,491
================================================================================================================================
Average interest bearing liabilities    $9,053    $  494   5.46%         $7,797   $  454   5.82%        $6,997   $  412     5.89%
Average non-interest bearing
  liabilities                              135                              136                            110
Average equity                             498                              431                            384
--------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and equity    $9,686                           $8,364                         $7,491
================================================================================================================================
Net interest margin                     $9,407    $  226   2.40%         $8,112   $  192   2.37%        $7,269   $  176     2.42%
================================================================================================================================
Average 91-day Treasury Bill rate
  at the final auction date before
  June 1st for Stafford revenue                            4.62%                           5.16%                            5.16%
Average 52-week Treasury Bill rate
  at the final auction date before
  June 1st for PLUS/SLS reset                              4.88%                           5.65%                            5.75%
================================================================================================================================

The following table shows the components of the annual changes in net interest income.

Rate/Volume Analysis

                                   1999 COMPARED TO 1998                   1998 COMPARED TO 1997
--------------------------------------------------------------------------------------------------------
(Dollars in millions)     INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                                VOLUME     RATE(a)     NET(b)           VOLUME    RATE(a)    NET(b)
Interest earning assets        $  99.9    ($ 26.5)    $  73.4          $  67.3    ($ 9.2)    $  58.1
Interest bearing liabilities      69.9      (30.0)       39.9             46.6      (4.9)       41.7
--------------------------------------------------------------------------------------------------------
Net interest earnings          $  30.0    $   3.5     $  33.5          $  20.7    ($ 4.3)    $  16.4
========================================================================================================

(a) Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Special Allowance Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates whereas those issued later have variable rates. Most FFEL Program loans also qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rate on these FFEL Program loans provides less than a market rate of return, the federal government makes a SAP which increases the loan yield to various specified margins, depending on its origination date, over a base rate tied to either the 91-day or 52-week Treasury Bill auction rates.

In 1999, the index used to calculate SAP on loans disbursed during the period January 1, 2000 to June 30, 2003 was changed from the 91-day Treasury Bill rate to the 90-day Commercial Paper rate.

Operating Expenses

Operating expenses for 1999 (excluding the restructuring reserve adjustments and transition expenses discussed under Summary on page 3) were $72.8 million or 0.77% of average insured student loans. For 1998, operating expenses (excluding the restructuring reserve adjustments and transition expenses) were $69.4 million or 0.86% of average insured student loans. The increase in operating expenses of $3.4 million (5%) is primarily attributable to greater loan servicing fees incurred as a result of holding a significantly larger loan portfolio. The 0.09% improvement in the expense ratio was primarily attributable to efficiencies in operational and administrative expenses. Including the restructuring reserve adjustments and transition costs, the Company's 1999 operating expenses totaled $71.8 million (or 0.76% of average insured student loans), $6.2 million (9%) higher than the prior year's expenses of $65.6 million (or 0.81% of average insured student loans).

Income Taxes

The Company had deferred tax assets of $24.3 million and $31.9 million at December 31, 1999 and 1998, respectively. The income tax benefits primarily arose as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. Included in total deferred tax assets at December 31, 1999 and 1998 are the tax effects of the restructuring reserve as of those dates of $0.4 million and $3.2 million, respectively. See Notes 1 and 11 to the financial statements for further discussion.

The Company's effective tax rates were 41.66% for 1999, 41.35% for 1998 and 40.82% for 1997.

1998 Compared to 1997

The Company's 1998 net income was $73.4 million ($3.67 basic earnings per common share), up $21.7 million (42%) over net income of $51.7 million ($2.58 basic earnings per common share) for 1997. Excluding restructuring reserve adjustments of $4.4 million (after tax), transition costs of $2.2 million (after tax), and interest income received from the Department of Education from a lawsuit settlement of $2.2 million (after tax), 1998 net income was $69.0 million. This was $6.9 million (11%) higher than 1997 net income of $62.1 million, which excluded a restructuring charge of $12 million (after tax) and proceeds from the sale of a non-strategic portfolio of $1.6 million (after tax). This increase in net income was primarily attributable to higher interest income generated by portfolio growth, partially offset by increased costs related to the Company's year 2000 compliance efforts.

At December 31, 1998, net loans outstanding reached $8.6 billion, an increase of $1 billion (13%) from the December 31, 1997 balance. The increase in loans outstanding was due primarily to new FFEL Program loan disbursements, partially offset by loan repayments. Excluding consolidation loan disbursements, FFEL Program disbursements of $1,588 million for 1998 were up $114 million (8%) from 1997 disbursement levels. Disbursements also included $245 million of loan consolidations in 1998, an increase of $120 million (96%) from 1997. In addition, the portfolio balance at year-end 1998 included loans originated through the CitiAssist program of $45 million, $31 million more than at the prior year-end. At $2.4 million, the allowance for loan losses balance at December 31, 1998 was $0.4 million higher than the balance at the end of 1997. This increase was attributable to the larger portfolio of loans that was in repayment and could incur risk-sharing losses on default claims.

Including the Department of Education lawsuit proceeds, net interest income was $192.3 million for 1998, compared with $175.9 million for 1997. The $16.4 million increase was a result of portfolio growth, partially offset by diminished net interest margins. Net interest margin for 1998 declined to 2.37% from 2.42% in 1997, primarily due to less favorable funding spreads as well as lower yields on the FFEL Program loan portfolio.

Operating expenses, excluding the restructuring reserve adjustments and the transition expenses discussed above, were $69.4 million (or 0.86% of average insured student loans) for 1998, compared to $68.1 million (or 0.94% of average insured student loans) for 1997. The $1.3 million increase in 1998 operating expenses was due primarily to costs incurred in the Company's year 2000 compliance efforts and enhancement of the Company's sales force. Including the restructuring reserve adjustments and the transition expenses, 1998 operating expenses totaled $65.6 million (or 0.81% of average insured student loans), which is $23.0 million lower than the 1997 operating expenses of $88.6 million (or 1.22% of average insured student loans).

Regulatory Impacts

See discussion of the regulations to which the Company's student loan portfolios are subject and their impact on the Company in Notes 1, 2 and 15 to the financial statements.

Proposed Acquisition of Company Common Stock

In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already owned by CNYS. The Board of Directors of the Company formed a Special Committee of its independent directors to evaluate Citigroup's proposal and negotiate the terms of an agreement to merge. On February 17, 2000, Citigroup and the Special Committee announced the termination of discussions regarding the proposal. The Company had engaged various consultants and legal experts to assist with the evaluation. Approximately $1 million in fees was incurred for this work. Of this amount, $13,000 was incurred and expensed in 1999 and the remainder will be expensed in 2000.

Risk Management

The Company considers risk management to be an important business objective and believes that its greatest exposure is with market, credit, operational and regulatory risks.

Market risk encompasses both liquidity risk and price risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates. Market risk is managed through the Company's Asset/ Liability Management Committee ("ALCO"). ALCO reviews the current and prospective funding requirements and makes recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company manages credit risk by maintaining risk-sharing agreements with servicers performing certain underwriting operations and by entering only into interest rate swap agreements with counterparties having investment-grade external credit ratings. In addition, the Company prepares annual credit programs for its loan products, requiring the preparation of detailed risk analysis by loan type and approval by senior management. Also, the Company is periodically reviewed by Citigroup business risk review audit teams to ensure portfolio quality and processing compliance. The Company has consistently scored well on these reviews. Credit risk is minimized by the federal guarantees maintained on its FFEL Program student loan portfolios.

Operational risks are those risks arising from servicing defects that could potentially result in losses to the guaranteed student loan portfolio. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operational and credit risk by conducting compliance and process reviews of the Company's loan servicers and through contractual remedies for any losses incurred due to servicing errors.

The Company's FFEL Program guaranteed loan portfolio is subject to regulatory risk in the form of reduced interest subsidies and increased origination costs. New legislation and the reauthorization process have periodically reduced the net interest margin earned by lenders. Recent budget proposals from the administration seek to reduce lender yield again; however, their prospects for enactment are uncertain.

Market Risk

The Company's primary market risk exposure is to movements in U.S. dollar interest rates. The Company may use interest rate swap agreements to manage interest rate risk in response to changing market conditions and to change the characteristics of the related underlying liabilities. When the interest rate characteristics of particular liabilities closely match the characteristics of the assets they fund, derivatives may not be required, as was the case at year-end 1999. None of the Company's financial instruments were entered into for purposes of trading. Additional information about interest rate swap agreements is located in Note 12 to the financial statements.

Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation reflects the repricing gaps in the position embedded in the portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified shift in the interest rate yield curve. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually two weeks). At December 31, 1999, the rate shift over a two-week defeasance period applied to the interest yield curve for purposes of calculating Earnings-at-Risk was 45 basis points.

As of December 31, 1999, a 45 basis point (two standard deviation) increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $5.5 million for 2000 and a potential negative impact of approximately $5.2 million for the total five-year period 2000 to 2004. The table below illustrates potential impacts of both a 45 basis point increase and a 45 basis point decrease in the interest yield curve by year.

The Earnings-at-Risk calculation below portrays the Company's exposure to fluctuations in interest rates using a static approach to the balance sheet mix and parallel shifts in the interest rate curves. It is a measure to look at exposures based upon the Company's position at one particular point in time. In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e. the Treasury Bill to LIBOR rate spreads). The Company, through its ALCO, actively manages these risks by setting Earnings-at-Risk limits and takes the appropriate actions if interest rates move against the existing structure.


                                       EARNINGS AT RISK (ON PRE-TAX EARNINGS)
---------------------------------------------------------------------------------
(Dollars in millions)               2000    2001   2002    2003    2004   TOTAL
Two standard deviation increase   $  5.5  ($ 2.7) ($ 3.0) ($ 2.7) ($ 2.3) ($  5.2)
Two standard deviation decrease     (1.2)    3.8     3.9     3.5     3.0     13.0
---------------------------------------------------------------------------------

Year 2000

The Company has devoted substantial resources to year 2000 compliance efforts over the past several years in order to ensure continued systems functionality after December 31, 1999. A systems failure could have disrupted the Company's ability to meet its customer and other obligations on a timely basis. The Company is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces.

Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.

The pre-tax cost associated with the required modifications and conversions totaled approximately $5.2 million through December 31, 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs, and was expensed as incurred. Of the total, approximately $2.0 million was incurred in 1999 and $2.4 million was incurred in 1998. No significant costs related to year 2000 efforts are expected to be incurred after 1999.

Liquidity and Capital Resources

The Company's primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and company operations. The Company made no material capital expenditures in 1999 or in the past three years, nor are any material capital expenditures presently anticipated in 2000. Restructuring reserve expenditures to be paid of $1.0 million for remaining employee termination benefits will be paid from cash generated from current operations. The Company does not expect that the payment of the restructuring costs will have a material effect on its liquidity or financial position. The Company's expectations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See preceding Forward-Looking Statements.

The Company's cash used for investing activities amounted to $2,242.4 million in 1999, $1,021.1 million in 1998 and $739.8 million in 1997. Investing activities were financed in 1999, 1998 and 1997 primarily through the utilization of available long- and short-term credit lines. New borrowings, net of repayments, at December 31, 1999 and 1998 increased $2,316.0 million and $911.4 million, respectively, compared to borrowings outstanding at the end of the previous year.

The Company's future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowing.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently meets its funding requirements through credit facilities provided by CNYS. On November 4, 1999, the Company replaced its March 1, 1998 credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit for combined short- and long-term borrowings from $10.0 billion to $15.0 billion. Maturity dates and terms for all existing outstanding notes were unchanged. During 1999, $7.8 billion in new short-term borrowings was made under this agreement or its predecessor agreement and $4.5 billion in original short-term borrowings was repaid. Also in 1999, $3.7 billion in new long-term borrowings was made and $4.7 billion was repaid. At December 31, 1999, $7.2 billion in original short-term borrowings and $3.3 billion in long-term borrowings were outstanding under the CNYS agreement. The credit facilities are at fixed and variable interest rates based on LIBOR, federal funds or the 91-day Treasury Bill rate.

On March 1, 1998, the Company renegotiated its Omnibus Credit Agreement with CNYS, increasing the maximum aggregate credit limit for combined short- and long-term debt to $10.0 billion from $8.0 billion. During 1998, $0.3 billion in new short-term borrowings was made under this agreement and $0.7 billion in original short-term borrowings was repaid. Also in 1998, $2.7 billion in new long-term borrowings was made and $1.4 billion was repaid. At December 31, 1998, $3.9 billion in original short-term borrowings and $4.3 billion in long-term borrowings were outstanding under the CNYS agreement.

The Company currently has no specific plans for additional future financing programs. However, the Company continues to explore alternative sources of low-cost funding. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See preceding Forward-Looking Statements.

OTHER BUSINESS AND INDUSTRY INFORMATION

Student Loans

The Company's portfolio is comprised primarily of loans originated through the FFEL Program. These loans consist of subsidized Federal Stafford loans, unsubsidized Federal Stafford loans, Federal Parent Loans to Undergraduate Students ("PLUS") loans and Federal Consolidation loans. The Company also owns a portfolio of Health Professions Education loans ("HEAL" loans) which consists of guaranteed student loans in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services. Although no new loans are being made under this program, the Company has pursued acquisition of HEAL loans from other holders.

The U.S. Department of Education (the "Department") administers the FFEL Program under Title IV of the Act. In order to comply with the provisions of the Act, all of the Company's FFEL Program loans are held, and all new FFEL Program loans are originated, by the Company through a trust established solely for the benefit of the Company. An institution, such as the Company, that does not fall within the Act's definition of "eligible lender" may hold and originate FFEL Program loans only through a trust or similar arrangement with an eligible lender. The Company's trust agreement is with CNYS, a New York State bank, which qualifies as an eligible lender under the provisions of the Act.

The Company's portfolio also contains loans originated through alternative loan programs, primarily CitiAssist and TERI. Alternative loan programs are available for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the student's, parent's, or co-signer's creditworthiness in addition to financial need, and most are insured by a private insurer.

The Company is also active in the secondary student loan market and it purchases portfolios of loans that consist of subsidized Federal Stafford loans, unsubsidized Federal Stafford loans, PLUS loans and Consolidation loans, in addition to HEAL loans.

Origination of FFEL Program Loans

In the years ended December 31, 1999 and 1998, the Company originated $2.0 billion and $1.8 billion, respectively, of FFEL Program loans. The Company's main sources of borrowers include referrals from financial aid administrators, repeat borrowers, Internet leads and college fair participants.

A student must attend an eligible educational institution to participate in the FFEL Program. The eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions, and proprietary schools, most of which conduct one-year programs. In addition to other criteria, school eligibility is determined by the default rate on guaranteed loans to its students. Under the Act, eligible lenders, subject to certain restrictions, may choose not to make loans to students attending certain schools, defined by school type, geographic location or default experience.

The student and school complete a combined application/promissory note or master promissory note and send it either to the Company or directly to the guarantor. Both the guarantor and the Company must approve the application. If the guarantor approves it, a guarantee certificate is then issued and sent to the Company. After receiving the notice of guarantee, the Company makes disbursements on the loan directly to the school and sends a disclosure statement to the student confirming the terms of the loan.

Seasonality

Origination of student loans is generally subject to seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through February account for approximately 75% of the Company's total annual disbursements. While applications are seasonal, the Company's earnings generally are not. Due to the Company's large portfolio, new disbursements or run-off for any given month will not materially change the size of the portfolio. Interest revenue is therefore fairly stable throughout the year. Disbursement levels are generally highest at the beginning of school semesters.

Marketing

Unlike many other lenders, the Company has a policy of holding and servicing substantially all of the loans that it originates. Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators ("FAAs"). The Company attributes its growth primarily to its emphasis on providing service to FAAs, offering competitive and innovative products that meet the needs of schools and students, expansion of marketing channels through electronic commerce and its employment of a focused marketing and sales team.

Management believes that FAAs are one of the most important influences on lender selection. An FAA, in order to streamline the financing process, may develop a list of preferred lenders which students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAAs by offering a variety of products and services that help FAAs aid students in financing their education. The Company's Account Managers service the financial aid community and assist FAAs by resolving problems and issues, providing updates on the Company's programs and providing information for students.

The Company has made advancements in and will continue to develop its electronic commerce initiatives. Redesigning the studentloan.com Web site has provided better functionality for both students and FAAs. Development of online application and approval capabilities has contributed to the growth of the private loan CitiAssist product.

A lender can lose eligibility to participate in the FFEL Program if it does not comply with certain rules specified in the Act. Lenders are prohibited from offering points, premiums, payments or other inducements, directly or indirectly, to any educational institution, guaranty agency or individual in order to secure loan applications. Lenders may not offer loans as an inducement to a prospective borrower, either directly or indirectly, to purchase insurance policies or other products. Also, a lender may not conduct unsolicited mailings of FFEL Program student loan applications to students who have not previously received student loans from that lender. In addition, lenders may not engage in fraudulent or misleading advertising.

The Company's borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. Approximately half of the Company's loan portfolio is comprised of loans made to or on behalf of students from New York and California.

Competition

The student loan industry is highly competitive and the Company competes with thousands of eligible lenders.

The Company is one of the nation's largest originators of FFEL Program loans and has been increasing its market share over the last seven years. As a large participant in the student loan industry, the Company has been able to leverage economies of scale to partially mitigate regulatory changes and increase market share over most competitors. The Company competes by offering a full array of FFEL Program and private loan products. In addition, unlike many other lenders, the Company has a policy of holding and servicing substantially all of the loans that it originates.

The Company is the nation's second largest holder of FFEL Program loans. Sallie Mae, the largest holder, has a portfolio that is several times larger than the Company's. Upon Sallie Mae's acquisition of Nellie Mae, it became a direct competitor of the Company. The Company also competes directly with Sallie Mae and other secondary markets in making wholesale loan purchases.

The Federal Direct Student Lending ("FDSL") program, which also provides loans to students and parents, has in recent years reduced the origination volume available for FFEL Program loans. Currently, the FDSL program accounts for approximately 35% of federal student loan program originations (exclusive of the Perkins Loan program).

FFEL Program Guaranty Agencies

The Company is insured on its holdings of FFEL Program loans in the case of a borrower's default, death, disability or bankruptcy. The coverage is provided by certain state or non-profit guaranty agencies ("guarantors"), which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

If a guarantor's administrative or financial condition falls below specified levels or the Secretary of Education determines that the agency is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continued payment of claims, including the transfer of guarantees to another agency or to paying claims directly to lenders. To date, all claims filed by the Company that had been approved for payment by guaranty agencies have been paid.

Collection of FFEL Program Loans

The Company's FFEL Program loans are guaranteed as to principal and interest by certain state or non-profit guaranty agencies, which are reinsured by the federal government. However, certain requirements must be met in order to maintain guarantee coverage. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company's collections department, or that of its servicers, begins contact in the event of delinquency shortly after payment delinquency occurs and continues prescribed collection efforts through mailings, telephone contact, and skip tracing, as needed.

At prescribed times, the Company requests collection assistance from the relevant guaranty agency before submitting a claim. These requests serve to notify the guaranty agency of seriously delinquent accounts before claim and allow the agency to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program collection requirements, the collection department again works the account for payment and/or institutes a process to reinstate the guarantee.

The reauthorization of the Act in October 1998 included new provisions for determining when a FFEL Program loan is considered to be in default. Under these new provisions, loans with delinquencies occurring on or after October 7, 1998 that are 270 days past due are considered to be in default. Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur. The previously existing rules consider loans which are 180 days delinquent to be in default. Under those rules, federal regulations required that claims be filed with the guarantor no later than the 270th day of delinquency. Therefore, during 1999 the Company was under the new rules for delinquencies starting on or after October 7, 1998 and under the previously existing rules for delinquencies starting prior to October 7, 1998.

A claim may be rejected by a guaranty agency under certain circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained, the loan is improperly serviced or the lender does not perform the required collection due diligence. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

Claims which are rejected may be "cured", involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender locates the borrower in a case involving a timely claim filing violation or by obtaining a payment or a new signed repayment agreement from the borrower in the case of certain collection due diligence violations. In 1999, the Company was able to cure approximately 70% of all rejected claims. For rejected claims, the Company allows a full four months for the collections department or servicers to work the accounts in attempts to effect cures before they are written off as operating losses. Interest penalties may be assessed by guarantors for certain violations of the due diligence requirements even though the remainder of a claim may be paid. Examples of errors that cause interest penalties include isolated missed collection calls or failures to send collection letters as required.

The rate of student loan defaults tends to be higher than default rates for other consumer loans, especially among students at proprietary schools. In an effort to reduce the default rates, revised eligibility requirements for schools, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below the specified thresholds, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it lends only to students attending institutions which meet the Act's default limits.

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guaranty agency regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize, a loan guarantee or lender eligibility. An affiliate of the Company that services most of the Company's student loan portfolio also performs regular ongoing reviews at its facility. In addition, the Company's internal compliance staff conducts regular reviews of loan origination, disbursement and servicing work performed at the servicer to ensure adherence with regulatory requirements.

The Company also has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. Management believes that the Company's emphasis on service excellence has led to improved efficiencies and increased customer satisfaction.

The Operations Audit Department performs its quality assurance reviews of various processes throughout the business on a quarterly basis. Individual departments review their own processes monthly. These reviews are done to ensure compliance with federal, guarantor and bank policies/procedures. The reviews are also done to identify or recommend process improvements.

Regulations of the Department of Education authorize the Department to limit, suspend or terminate lenders from participation in the program, as well as impose civil penalties if lenders violate program regulations. The Department conducts frequent on-site audits of the Company's student loan servicing activities. Guaranty agencies conduct similar audits on a biennial basis. During 1999, the Company was audited by three guaranty agencies and a third party insurer, as well as by Citigroup Audit and Risk Review. None of the audit reports showed any material exceptions.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence. Both the Department and the guaranty agencies have established stringent servicing requirements, along with mandatory audit criteria that must be met by the lender in order to receive guarantee benefits.

Also, as an operating subsidiary of a New York State bank, the Company is subject, in general, to examination and supervision by the New York State Banking Department and the Federal Deposit Insurance Corporation. The Company is subject to the New York Banking Law and the Federal Deposit Insurance Act, which restrict affiliate transactions and limit the permissible investment and business activities in which an operating subsidiary of a bank may engage.

Employees

At December 31, 1999, the Company had approximately 323 employees, none of whom was covered by a collective bargaining agreement. Under the Company's restructuring plan, which was substantially completed in 1999, certain of the Company's loan originations and servicing activities were contracted to other Citigroup subsidiaries and certain administrative, finance, sales and marketing functions were relocated to Stamford, CT. Approximately 200 employees remained at the Pittsford, NY facility.

Properties

The Company's headquarters are maintained in Stamford, CT. Other facilities in Pittsford, NY, housing primarily the accounting, school servicing, and technology activities, are maintained under a renewable one-year lease agreement with an affiliate expiring in December 2000.

Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of their property is subject.

Following the public announcement of Citigroup's proposal to acquire the 20% of the Company's stock that Citigroup does not already beneficially own, in October 1999 six putative class action complaints were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). In November 1999, one of the six complaints was voluntarily dismissed without prejudice. In December 1999, the Delaware Chancery Court consolidated the five remaining complaints under the caption In re the Student Loan Corp. Shareholders Litigation and, on February 3, 2000, plaintiffs filed a consolidated amended complaint.

In the consolidated amended complaint, plaintiffs allege, among other things, that because Citigroup holds a majority position in the Company there have been no steps taken to ascertain the Company's true value and that defendants have engaged in a series of self-dealing transactions artificially depressing the Company's stock price. The relief plaintiffs seek includes enjoining Citigroup's offer, or, if the proposed transaction is consummated, rescinding the transaction and recovering unspecified monetary damages caused by defendants' alleged breach of fiduciary duties.

On February 17, 2000, Citigroup and the Special Committee of the Company's independent directors, formed to evaluate the proposal, publicly announced the termination of discussions regarding the proposal. That same day, the Company and several other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. That motion has not yet been ruled upon and the action remains pending.

Later in February, three stockholders' derivative complaints, captioned Alan Kahn v. Citigroup Inc., Kenneth Steiner v. Citigroup Inc., and Katherine F. Petty v. Citigroup Inc., were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). The complaints allege, among other things, that defendants breached their fiduciary duties by engaging in a series of self-dealing transactions that are unfair to the Company and a waste of corporate assets. Plaintiffs assert that Citigroup will continue to self-deal to benefit itself and further depress the price of the Company's outstanding public stock so it can acquire the stock at a depressed price in the future.

Each complaint seeks various forms of relief, including unspecified monetary damages, rescission of certain contracts and transactions, and declaratory and injunctive relief prohibiting Citigroup and its subsidiaries from engaging in further self-dealing with the Company and requiring Citigroup and its subsidiaries to conduct all future business with independent directors and officers of the Company.

Also, various other legal proceedings arising out of the normal course of business are pending against the Company. However, management presently believes that the aggregate liability arising from these proceedings will not be material to the Company's financial position or results of operations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Student Loan Corporation

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Rochester, New York
January 18, 2000, except as to Note 16, which is as of February 17, 2000.

THE STUDENT LOAN
CORPORATION

Statements of Income

                                                               YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)           1999         1998         1997
REVENUE
Interest income (note 2)                                $ 719,949    $ 646,558    $ 588,480
Interest expense (notes 5, 6, and 9)                      494,167      454,227      412,541
-------------------------------------------------------------------------------------------
Net interest income                                       225,782      192,331      175,939
Provision for loan losses (note 2)                          4,487        3,882        3,310
-------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       221,295      188,449      172,629
Fee and other income (note 9)                               3,794        2,323        3,292
-------------------------------------------------------------------------------------------
Total revenue, net                                        225,089      190,772      175,921
-------------------------------------------------------------------------------------------
OPERATING EXPENSES
Salaries and employee benefits (notes 9 and 10)            23,031       32,602       32,517
Restructuring reserve (adjustments)/expenses (note 3)      (2,200)      (7,500)      20,500
Other expenses (notes 8 and 9)                             50,932       40,516       35,590
-------------------------------------------------------------------------------------------
Total operating expenses                                   71,763       65,618       88,607
-------------------------------------------------------------------------------------------
Income before income taxes                                153,326      125,154       87,314
Income taxes (note 11)                                     63,868       51,745       35,644
-------------------------------------------------------------------------------------------
Net income                                              $  89,458    $  73,409    $  51,670
-------------------------------------------------------------------------------------------
Basic earnings per common share (note 14)               $    4.47    $    3.67    $    2.58
===========================================================================================

See accompanying notes to financial statements.



Balance Sheets

                                                                      DECEMBER 31
----------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                  1999           1998
ASSETS
Insured student loans (note 2)                                 $10,864,980   $ 8,636,343
Allowance for loan losses (note 2)                                   3,768         2,370
----------------------------------------------------------------------------------------
Insured student loans, net                                      10,861,212     8,633,973
Cash                                                                   251            37
Deferred tax benefits (note 11)                                     24,325        31,936
Other assets (note 4)                                              310,680       237,196
----------------------------------------------------------------------------------------
Total Assets                                                   $11,196,468   $ 8,903,142
========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings (note 5)                                 $ 7,312,061   $ 3,908,046
Long-term notes (note 6)                                         3,222,000     4,310,000
Payable to principal stockholder (note 11)                          11,552        13,957
Restructuring reserve liabilities (note 3)                           1,019         7,611
Other liabilities (note 7)                                         134,704       198,997
----------------------------------------------------------------------------------------
Total liabilities                                               10,681,336     8,438,611
========================================================================================
Stockholders' Equity
Preferred stock, par value $0.01 per share; authorized
 10,000,000 shares; no shares issued or outstanding                     --            --
Common stock, par value $0.01 per share; authorized
 50,000,000 shares, 20,000,000 shares issued and outstanding           200           200
Additional paid-in capital                                         134,523       134,380
Retained earnings                                                  380,409       329,951
----------------------------------------------------------------------------------------
Total stockholders' equity                                         515,132       464,531
========================================================================================
Total Liabilities and Stockholders' Equity                     $11,196,468   $ 8,903,142
========================================================================================

See accompanying notes to financial statements.

Statements of Stockholders' Equity

-------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)          ADDITIONAL
                                              COMMON      PAID-IN      RETAINED
                                              STOCK       CAPITAL      EARNINGS     TOTAL

BALANCE AT DECEMBER 31, 1996                 $     200   $ 134,109   $ 227,672    $ 361,981
Net income                                          --          --      51,670       51,670
Dividends declared, $0.54 per common share          --          --     (10,800)     (10,800)
Other                                               --         271          --          271
-------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       200     134,380     268,542      403,122
Net income                                          --          --      73,409       73,409
Dividends declared, $0.60 per common share          --          --     (12,000)     (12,000)
-------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                       200     134,380     329,951      464,531
Net income                                          --          --      89,458       89,458
Dividends declared, $1.95 per common share          --          --     (39,000)     (39,000)
Other                                               --         143          --          143
-------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 $     200   $ 134,523   $ 380,409    $ 515,132
===========================================================================================

See accompanying notes to financial statements.


Statements of Cash Flows

                                                          YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------------------
(Dollars in thousands)                                1999           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $    89,458    $    73,409    $    51,670
Adjustments to reconcile net income to net cash
 from operating activities:
Depreciation and amortization                          10,442          5,889          6,103
Provision for loan losses                               4,487          3,882          3,310
Deferred tax provision (benefit)                        7,611          9,645         (2,338)
Restructuring reserve (adjustments)/expense            (2,200)        (7,500)        20,500
Increase in accrued interest receivable               (66,433)       (26,523)       (25,415)
(Increase) Decrease in other assets                    (6,811)        (3,079)         1,240
Increase (Decrease) in other liabilities              (70,947)        63,842        (25,333)
-------------------------------------------------------------------------------------------
Net cash (used in) provided by operating
activities                                            (34,393)       119,565         29,737
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Disbursements of loans                             (1,999,990)    (1,833,391)    (1,599,749)
Purchase of loans                                  (1,540,128)      (194,293)       (34,050)
Sale of loans                                         246,434         68,258         93,430
Repayment of loans                                  1,051,826        938,951        802,626
Capital expenditures on premises and equipment           (550)          (602)        (2,007)
-------------------------------------------------------------------------------------------
Net cash used in investing activities              (2,242,408)    (1,021,077)      (739,750)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in borrowings with
 original maturities of one year or less            3,304,015       (413,559)     1,237,354
Proceeds from long-term borrowings                  3,684,000      2,700,000      1,610,000
Repayments of long-term borrowings                 (4,672,000)    (1,375,000)    (2,125,000)
Dividends paid to stockholders                        (39,000)       (12,000)       (10,800)
-------------------------------------------------------------------------------------------
Net cash provided by financing activities           2,277,015        899,441        711,554
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash                           214         (2,071)         1,541
Cash - beginning of period                                 37          2,108            567
-------------------------------------------------------------------------------------------
Cash - end of period                              $       251    $        37    $     2,108
===========================================================================================
SUPPLEMENTAL DISCLOSURE
Cash paid for:
 Interest                                         $   542,446    $   396,215    $   432,212
 Income taxes                                     $    43,167    $    45,377    $    27,798
===========================================================================================

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Student Loan Corporation (the "Company"), through a trust agreement with Citibank (New York State) ("CNYS"), is an originator, holder, and servicer of student loans, consisting primarily of loans made in accordance with federally sponsored guaranteed student loan programs. The accounting policies of the Company are in conformity with generally accepted accounting principles. The Company is a single segment for financial reporting purposes.

CNYS, a subsidiary of Citicorp and Citigroup Inc., is the largest shareholder in the Company, with an 80% interest. In October 1999, Citigroup proposed to acquire by merger the 20% of the outstanding common stock not owned by CNYS. Citigroup and the Special Committee of the Company's independent directors, formed to evaluate Citigroup's proposal and negotiate the terms of an agreement to merge, subsequently announced the termination of discussions regarding the proposal. See Note 16 for further discussion.

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

Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan ("FFEL") Program authorized by the Department of Education (the "Department") under the Federal Higher Education Act of 1965 as amended, ("the Act"), and are insured by guarantors. Interest on student loans is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements made on or after October 1, 1993, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of a student loan in those portfolios.

The Company also has a portfolio of alternative loans, primarily CitiAssist. Most of these loans are insured against loss by a private insurer.

When a guarantor denies payment of a claim, the Company discontinues accruing interest on the defaulted loan. FFEL Program loan claim denials can occur for a number of reasons, such as the Company not following appropriate due diligence procedures as defined in the guarantor's policies. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest. These amounts of principal and interest write-offs are not material for the periods presented. The Company continues its attempt to recover the loan balance from either the guarantor or the borrower. Recoveries on loans previously charged off result in lower current operating expenses. Non-interest accruing loans were $0.2 million and $0.5 million at December 31, 1999 and 1998, respectively.

Allowance for Loan Losses

Allowance for loan losses primarily represents a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act. Under these provisions claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including principal and accrued interest. The allowance for loan losses also includes estimates of CitiAssist risk-sharing losses. CitiAssist Loans insured by Guaranty National Insurance Company ("GNIC"), a private third party insurer, are subject to risk-sharing losses of 5% of the combined principal and accrued interest balances. Estimated loan losses are accrued when the guaranteed and third party insured student loans reach 90 days of delinquency. Risk-sharing losses which arise from actual claims with guarantors and GNIC are charged against the allowance as they occur.

Interest Rate Swap Agreements

From time to time the Company utilizes interest rate swap agreements to manage its exposure to interest rate risk. Swaps are designated as hedges of certain interest bearing liabilities and are effective in reducing the risk caused by basis differences between borrowing and lending rates. Interest rate swap agreements are maintained for purposes other than trading and are generally held to their full contract maturity dates. Although there were no swap terminations resulting in gains or losses in the three-year-period ended December 31, 1999, the Company's policy is to defer and amortize any such gains or losses that do arise consistent with the original hedge accounting strategy. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense.

Income Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CNYS an amount equal to the federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is increased by virtue of the inclusion of the Company's activity in the group's unitary return. CNYS has agreed to pay the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is reduced by virtue of the inclusion of the Company's activity in the group's unitary return.

Deferred income taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. The deferred tax asset is recognized subject to management's judgement that realization is more likely than not.

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stock (net income after deducting preferred stock dividends, if any) by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common share shows the dilutive effect that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed by dividing net income by the weighted-average sum of common shares outstanding and common stock equivalents for the period. In 1999, 1998 and 1997, the Company had no securities or other contracts to issue company common stock that could result in dilution.

2    STUDENT LOANS

Student loans consist primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program and, generally, have repayment terms of between five and ten years. Whenever the stated interest rate on FFEL Program loans disbursed prior to July 1992 provides less than a market rate of return, the federal government pays a special allowance payment ("SAP") which increases the loan yield to 2.50, 3.10, 3.25 or 3.50 percentage points, depending on its origination date, over a base rate tied either to the 91-day or 52-week Treasury Bill auction rates. The federal government generally pays both the SAP (if any) and the stated interest rate on subsidized Federal Stafford loans while the student is in school. Students generally defer both principal and interest payments on Federal Stafford loans while they are in school.

The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford loans, unsubsidized Federal Stafford loans, Federal Parent Loans to Undergraduate Students ("PLUS") loans and Federal Consolidation loans. Subsidized Federal Stafford loans are generally made to students who pass certain need criteria. Unsubsidized Federal Stafford loans are designed for students who do not qualify for subsidized Federal Stafford loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS loans are made to parents of students who are dependents. The Federal Consolidation loan program allows multiple FFEL Program loans or loans of both FFEL and Federal Direct Student Loan Programs to be combined into one single aggregate insured loan with an extended repayment term. In addition, the Company's portfolio includes Federal Supplemental Loans for Students ("SLS loans") made prior to July 1994, when new loans through this program were discontinued. Federal SLS loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. In 1994, the SLS program was replaced with an expanded unsubsidized Federal Stafford loan program.

The Company's portfolio also contains loans originated through alternative loan programs developed for students who either do not qualify for federal government student loan programs or need additional financial assistance beyond that available through the government programs. Alternative loans are offered based on the student's, co-signer's, or parent's creditworthiness.

Prior to 1997, the majority of the Company's alternative loans were originated through programs with The Educational Resource Institute ("TERI") to medical or other graduate students for supplemental loans and Professional Education Plan ("PEP") loans. These loans are guaranteed by TERI, a not-for-profit corporation, which is not reinsured by the federal government. The Company terminated its originations program with TERI in 1997. As of December 31, 1999 and 1998, the Company held $66.1 million and $74.7 million, respectively, of TERI insured loans, which were serviced by a third party.

In early 1997, the Company launched its new alternative loan product, CitiAssist, which provides another means to help students meet their educational financing needs. CitiAssist loans help close the gap between students' higher education costs and their available financial resources. The loan is prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal and other requirements, CitiAssist loans are originated by CNYS, the Company's principal shareholder. These loans are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. The loans are purchased by the Company at a premium at a mutually agreed upon date after the final disbursement is made. The Company amortizes the premium as a reduction of interest income over the average life of a loan in the portfolio. As of December 31, 1999 and 1998, the Company's CitiAssist portfolio totaled $347.5 million and $42.0 million, respectively, excluding premiums on the purchases.

The Company's student loan portfolio is summarized by program type as follows:

                                                      DECEMBER 31
-----------------------------------------------------------------------
($000's)                                          1999          1998
Stafford/Consolidation                        $ 9,313,096   $ 7,597,084
SLS/PLUS                                        1,012,978       883,862
Supplemental/PEP                                   66,055        74,712
CitiAssist                                        347,529        41,999
Deferred origination and premium costs, net       125,322        38,686
-----------------------------------------------------------------------
Total student loans                           $10,864,980   $ 8,636,343
=======================================================================

The Company's FFEL Program loan holdings are guaranteed in the event of a borrower's default, death, disability or bankruptcy. Insurance on FFEL Program loans is provided by certain state or non-profit guaranty agencies ("guarantors"), which are reinsured by the federal government.

The Act requires every state either to establish its own guarantor or to contract with another guaranty agency in order to support the education financing and credit needs of students at post-secondary schools. FFEL Program guarantors generally guarantee loans for students attending institutions in their particular state or region or for their residents attending schools in another state. States that do not have their own guaranty agency contract with United Student Aid Funds, a multi-state guaranty agency, or another state agency.

For each FFEL Program loan, guaranty agencies may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan. The Act also requires that the borrowers pay a combined loan origination fee and insurance premium on unsubsidized Federal Stafford loan originations. The lender deducts this fee from the loan disbursement before it is remitted to the school and forwards it to the federal government. Current regulations provide for a maximum 3% origination fee.

Most CitiAssist loans are insured against default and other losses through GNIC, a private third party insurer. These loans are not reinsured by the federal government. Most insured CitiAssist loans submitted for claim are paid the claim amount less a risk sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. During 1999 and 1998, $401,000 and $8,000, respectively, of CitiAssist loans were submitted for claim. Certain CitiAssist loans are not insured against loss. At December 31, 1999 and 1998, the Company held $45.9 million and $2.7 million, respectively, of CitiAssist loans that did not carry third party insurance. Approximately one half of the uninsured portfolio carries risk-sharing arrangements with a credit-worthy university. The Company is exposed to losses of up to 100% on loans that do not carry insurance or risk-sharing arrangements.

The following schedule provides an analysis of the Company's student loans by guarantor/insurer:

                                                                        DECEMBER 31
------------------------------------------------------------------------------------------------------
($000's)                                             1999           %          1998                %
United Student Aid Funds                         $ 4,567,061        42       $ 3,841,874            44
ED Fund                                            2,423,788        22         1,901,904            22
New York State Higher Education Services Corp.     2,491,585        23         1,976,138            23
Illinois Student Aid Commission                      385,785         4           327,338             4
TERI                                                  66,055         1            74,712             1
GNIC                                                 319,735         3            41,888             1
Other guarantors                                     564,855         5           468,723             5
------------------------------------------------------------------------------------------------------
Total guaranteed/insured                          10,818,864       100         8,632,577           100
Not guaranteed/insured                                46,116        --             3,766            --
------------------------------------------------------------------------------------------------------
Total student loans                              $10,864,980       100       $ 8,636,343           100
======================================================================================================

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or borrower's death, disability, or bankruptcy, the Company files a claim with the guarantor of the loan. Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the unpaid principal and accrued interest on most claimed defaulted loans. The 2% amount not reimbursed is charged off to allowance for loan losses. Claims on FFEL Program loans filed due to a borrower's death, disability, or bankruptcy are not subject to the 2% risk-sharing loss provisions.

Claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company for remedial servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans at December 31, 1999 and 1998 were $0.2 million and $0.5 million, respectively. Certain claims are reduced by interest penalties, charged against current interest income, for minor servicing defects. Net operational losses resulting from servicing or origination defects are charged to operating expenses as incurred and amounted to $0.4 million in 1999 and $1.3 million in each of 1998 and 1997.

Alternative loans insured by TERI are not subject to risk sharing provisions. However, most CitiAssist loans insured by a third party are subject to risk sharing provisions of 5%. A small amount of CitiAssist loans are not insured against loss and are potentially exposed to losses of up to 100%. At December 31, 1999 and 1998, the Company's allowance for loan losses, established for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist loans, were $3.8 million and $2.4 million, respectively.


Changes in the allowance for loan losses are as follows:

($000's)                         1999       1998       1997
------------------------------------------------------------
Balance at beginning of year   $ 2,370    $ 2,014    $ 1,570
Provision for loan losses        4,487      3,882      3,310
Risk-sharing losses             (3,089)    (3,526)    (2,866)
------------------------------------------------------------
Balance at end of year         $ 3,768    $ 2,370    $ 2,014
============================================================

In 1993, amendments of the Act were enacted which included other significant changes to the FFEL Program. These amendments imposed additional costs and income restrictions on originators and holders of FFEL Program loans in the form of origination fees, risk-sharing costs, and interest rate reductions. These amendments also instituted a competitor program, the Federal Direct Student Loan ("FDSL") program, by which student loans are made directly by the federal government ("direct lending"), rather than by lending institutions such as the Company. Direct lending accounted for approximately 35%*, on a national basis, of all student loans made under federal programs in the 1997-98 and 1998-99 academic years.

In addition, the amendments imposed a 0.5% origination fee on new FFEL Program disbursements and an annual fee of 1.05% on the portfolio balance of Federal Consolidation loans held. The reauthorization of the Act on October 7, 1998 decreased the interest rate paid by borrowers on new Federal Stafford loans disbursed on or after July 1, 1998 by 0.80%. Of the rate decrease, 0.30% is borne by lenders and 0.50% is funded by the federal government through changes in the special allowance formula.

Also, in 1999 the index used to calculate special allowance payments on loans disbursed from January 1, 2000 to June 30, 2003 was changed from the 91-day Treasury Bill rate to the 90-day Commercial Paper rate.

*Unaudited.

3    RESTRUCTURING PLAN

In 1997, the Company announced a restructuring plan to realign its business and processing structure, involving the outsourcing of various parts of its operations, which had been based in the Company's Pittsford, NY office, to affiliated companies and the transfer of other of its employees to new Company facilities in Stamford, CT. The restructuring plan was designed to take advantage of the larger economies of scale and more global operating systems configurations being employed by its affiliates. During 1999, the restructuring plan was substantially completed.

In connection with the restructuring plan, in 1997 the Company recorded restructuring reserve charges of $20.5 million, consisting of $16.2 million in severance benefits, $2.8 million in furniture and equipment write-downs and $1.5 million in other exit costs. Additional costs, including affiliated transition costs of $1.2 million in 1999 and $3.7 million in 1998, did not qualify for recognition in the initial $20.5 million charge and were expensed as incurred. No further implementation costs are expected to be incurred in the future related to this plan. The plan provisions involved the termination of approximately 400 employees, 200 in each of 1999 and 1998, primarily in the loan originating, loan servicing, marketing, finance, credit, and legal functions. Most of those jobs were migrated to affiliates of CNYS, while the remainder were transferred to the new Company headquarters in Stamford, Connecticut.

Of the $20.5 million total restructuring reserve charge, $2.8 million of furniture and equipment write-downs were utilized in 1997. During 1998, $1.2 million of the reserve was utilized for severance and outplacement costs and $1.4 million was utilized for exit costs related to the closure of the Company's operating units. In 1999, $4.4 million was utilized for severance and outplacement costs for the 200 employees placed on job discontinuance as of January 1, 1999 year as well as for the 200 employees already on job discontinuance as of January 1, 1999 still collecting benefits. The remaining $1.0 million reserve balance at December 31, 1999 will be utilized for severance and outplacement costs during the year 2000 for the 40 employees currently on job discontinuance still receiving benefits.

Changes in estimates, attributable to facts and circumstances arising subsequent to the original restructuring charge, resulted in adjustments to the reserve in subsequent years. Changes in estimates of $2.2 million and $7.5 million were recorded in 1999 and 1998, respectively, as reductions of operating expenses. The reserve adjustments resulted primarily from a decision to retain approximately 200 Pittsford-based employees primarily in technology and accounting positions and the agreement of certain other employees in finance, administration, sales and marketing positions to relocate to the facility in Stamford. Greater than expected employee attrition, prior to eligibility for severance pay benefits, also contributed to the reserve adjustments.

The status of the 1999, 1998 and 1997 restructuring reserve liabilities is summarized in the following table:

($000's)                                   1999        1998        1997
------------------------------------------------------------------------
Balance at beginning of year            $  7,611    $ 17,724    $     --
Original charge                             --          --        20,500
Write-down of furniture and equipment       --          --        (2,776)
Severance and outplacement costs          (4,392)     (1,211)       --
Other exit costs                            --        (1,402)       --
Changes in estimates                      (2,200)     (7,500)       --
------------------------------------------------------------------------
Balance at end of year                  $  1,019    $  7,611    $ 17,724
========================================================================

4    OTHER ASSETS

Other assets are summarized as follows:

($000's)                        1999       1998
-------------------------------------------------
Accrued interest receivable
  from borrowers              $238,425   $186,772
  from federal government       59,889     45,109
Other                           12,366      5,315
-------------------------------------------------
Total other assets            $310,680   $237,196
=================================================

5    SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are summarized below:


                                                       1999                        1998
-------------------------------------------------------------------------------------------------------
($000's)                                                    CONTRACTED                   CONTRACTED
                                                          WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                                AMOUNT      INTEREST RATE    AMOUNT      INTEREST RATE

Notes payable                                   $7,212,061    5.67%         $3,902,340        5.72%
Other short-term borrowings                             --      --               5,706        8.75%
Short-term portion of long-term notes              100,000    6.16%                 --          --
------------------------------------------------------------------------------------------------------
Total short-term borrowings                     $7,312,061    5.67%         $3,908,046        5.72%
======================================================================================================

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 1999 and 1998, notes payable consisted of borrowings made under Omnibus Credit Agreements with CNYS. On November 4, 1999, the Company replaced its credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit available for combined short- and long-term borrowings from $10 billion to $15 billion. During 1999, $7.8 billion in new short-term borrowings was made under the new agreement or its predecessor agreement and $4.5 billion in original short-term borrowings was repaid. During 1998, $0.3 billion of new short-term borrowings was made and $0.7 billion in original short-term borrowings was repaid. The interest rates payable on the credit facilities either are variable, based on the monthly Federal Funds rate, or are fixed based on LIBOR.

Other short-term borrowings at December 31, 1998 represent funding obtained from Citibank, N.A., an affiliate of Citigroup, at an overnight rate. The borrowing was repaid on January 4, 1999.

 6  LONG-TERM NOTES

A summary of long-term notes follows:

                                                                                   DECEMBER 31
-------------------------------------------------------------------------------------------------------
($000's)                                                                      1999            1998
CNYS Notes, based on LIBOR (note at December 31, 1999: rate was 6.43%, repricing quarterly, due on May 1, 2002; series at December 31, 1998:
 rates ranged from 5.31% - 5.53%, repricing quarterly,
 due between March 1, 2000 and November 1, 2001)                           $    57,000      $ 4,210,000
CNYS Notes, based on LIBOR (note rate was 7.76% at
 December 31, 1999, repricing weekly, due on
 November 4, 2002)                                                           3,000,000             --
------------------------------------------------------------------------------------------------------
CNYS Notes, based on LIBOR (note rates ranged from 6.13% - 6.34%
 at December 31, 1999, fixed, series due between October 1, 2001
 and October 15, 2001)                                                         165,000             --
------------------------------------------------------------------------------------------------------
CNYS Note, based on attributes of both LIBOR and the 91-day
 Treasury Bill rate (note rates were 6.16% and 6.75% at
 December 31, 1999 and 1998, respectively, repricing quarterly,
 due April 3, 2000)                                                            100,000          100,000
-------------------------------------------------------------------------------------------------------
Less: short-term portion                                                      (100,000)            --
-------------------------------------------------------------------------------------------------------
Total long-term notes                                                      $ 3,222,000      $ 4,310,000
=======================================================================================================

At December 31, 1999 and 1998, long-term notes consisted of borrowings made under Omnibus Credit Agreements with CNYS. On November 4, 1999, the Company replaced its credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit available for combined short- and long-term borrowings from $10.0 billion to $15.0 billion. Maturity dates and terms for all existing outstanding notes were unchanged. During 1999, $3.7 billion in new long-term borrowings was made under the new agreement or its predecessor agreement and $4.7 billion was repaid. During 1998, $2.7 billion in new long-term borrowings was made and $1.4 billion in long-term notes was repaid.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. Additionally, the Company may enter into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. Generally, under these swap agreements, indices of the interest obligations of the Company's LIBOR-based notes are swapped into 52-week and 91-day Treasury Bill rates. See Note 12 for further discussion.


7    OTHER LIABILITIES

Other liabilities are summarized as follows:

                                                                 DECEMBER 31
($000's)                                                      1999        1998
--------------------------------------------------------------------------------

Interest payable, primarily to CNYS and its affiliates     $ 58,052     $106,331
Income tax liability, payable primarily to CNYS              26,719       13,766
Accrued liabilities and other                                49,933       78,900
--------------------------------------------------------------------------------
Total other liabilities                                    $134,704     $198,997
================================================================================

8    OTHER EXPENSES

A summary of other expenses follows:

                                                             DECEMBER 31
----------------------------------------------------------------------------------
($000's)                                           1999         1998         1997

Data processing                                    $ 6,409     $ 6,452     $ 4,312
Servicing, professional, guarantor
 and other fees paid                                30,718      14,259       9,068
Advertising and marketing                            4,954       4,801       7,454
Stationery, supplies and postage                     1,885       2,064       2,486
Premises, primarily rent                             1,385       3,377       2,213
Communications                                       1,386       2,484       3,503
Depreciation                                           310         126       1,694
Operational losses on guaranteed student loans         439       1,343       1,297
Travel and entertainment                             1,834       2,122       1,503
Minor equipment                                        838         959         477
Other                                                  774       2,529       1,583
----------------------------------------------------------------------------------
Total other expenses                               $50,932     $40,516     $35,590
==================================================================================

9    RELATED PARTY TRANSACTIONS

At December 31, 1999 and 1998, CNYS owned 80% of the outstanding stock of the Company. Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates), which relate to the Company and have been reflected in the accompanying financial statements for the years ended December 31, 1999, 1998 and 1997. A change in CNYS's percentage ownership of the Company may change some of the agreements with related parties (e.g., employee benefits).

As discussed in Note 11, the Company shares with CNYS 50% of the deferred tax benefits resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.

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

Facilities and building services are provided by affiliates of Citigroup under a facilities and building services agreement. Expenses (as presented in the following chart) are assessed based on actual usage or other allocation methods which, in the opinion of management, approximate actual usage. Also, as a result of the Company's restructuring plan and the outsourcing of certain of its loan originations and servicing activities to subsidiaries of Citigroup, the Company incurred $24.3 million and $6.4 million in loan origination and servicing expenses payable to subsidiaries of Citigroup in 1999 and 1998, respectively. These amounts are included in the following chart. Management believes that such agreements and transactions are on terms no less favorable to the Company than those which could be obtained from unaffiliated third parties. It is the Company's intent that these transactions be conducted at arm's length.

Below is a summary of related party transactions with CNYS (or its affiliates), other than CitiAssist loan transactions described in Note 2, employee benefit related transactions described in Note 10, and income tax matters described in Notes 1, 7 and 11:


                                                          YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------
($000's)                                              1999        1998         1997
REVENUES
 Fees for servicing of student loan portfolios     $  3,580     $  2,185     $    564
-------------------------------------------------------------------------------------
EXPENSES
 Cost of funding provided                          $496,041     $454,338     $372,310
 Telecommunications                                      --          671          668
 Facilities                                           1,348        3,316        1,986
 Processing of payments and outgoing mail               843          416          470
 Payroll and benefits administration                    265          484          428
 Data processing                                      4,608        4,078        2,062
 Statement production                                 1,931        1,931        2,093
 Loan originations and servicing                     24,319        6,388           --
 Other                                                1,342          703          632
-------------------------------------------------------------------------------------

10   EMPLOYEE BENEFITS

The Company's employees are covered under various Citigroup benefit plans, including medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans. Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 29% for the first three months of 1999 and 21% for the remainder of the year. In 1998 and 1997, the fringe rates were 29% and 32%, respectively. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup's percentage ownership in the Company is reduced below 50%, the Company will withdraw from participation in certain Citigroup benefit plans and will procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

Pension Plans

Substantially all of the Company's employees participate in Citigroup's non-contributory defined benefit plans. The amounts of pension expense allocated to the Company were $109,000, $742,000, and $947,000 in 1999, 1998 and 1997,
respectively. Effective January 1, 2000, the plans were amended to convert the benefit formula for certain employees to a cash balance formula. Employees satisfying certain age and service requirements remain covered under the prior formula.

Postretirement Benefits

Under Citigroup benefit plans, the Company formerly provided non-contributory postretirement healthcare and life insurance benefits to all eligible retired employees. During 1999, the plan was modified to eliminate benefits for most employees who did not meet certain age and service requirements. Citigroup returned to its participating affiliates the amounts previously paid that will no longer be needed for future benefits. In 1999, the Company received $195,000 from Citigroup for returned postretirement benefit costs. In 1998 and 1997, the Company's net periodic postretirement benefit costs, representing the amount charged by Citigroup for the periods, were $12,000 and $273,000, respectively.

11   INCOME TAXES

The provision for income taxes consists of the following:


                                     YEARS ENDED DECEMBER 31
-----------------------------------------------------------------
($000's)                          1999        1998         1997
Current
 Federal                       $ 42,430     $ 32,160     $ 29,647
 State                           13,827        9,940        8,335
-----------------------------------------------------------------
Total current                    56,257       42,100       37,982
-----------------------------------------------------------------
Deferred
 Federal                          5,740        7,368       (1,825)
 State                            1,871        2,277         (513)
-----------------------------------------------------------------
Total deferred                    7,611        9,645       (2,338)
-----------------------------------------------------------------
Total income tax provision     $ 63,868     $ 51,745     $ 35,644
=================================================================

The 1997 income tax provision was decreased by $8.5 million for income tax benefits related to the Company's restructuring plan in which $20.5 million in employee termination benefits, furniture and equipment write-downs and other exit costs were incurred. Due to restructuring reserve adjustments of $2.2 million in 1999 and $7.5 million in 1998, the tax provisions in 1999 and 1998 increased by $0.9 million and $3.1 million, respectively. (See Note 3.)

The Company's deferred tax assets of $24.3 million and $31.9 million at December 31, 1999 and 1998, respectively, arose primarily as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The 1999 and 1998 deferred tax asset balances also include $0.4 million and $3.2 million, respectively, in tax benefits related to the restructuring reserve. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the Company's total deferred tax assets.

The Company has agreed to share with CNYS 50% of the deferred tax benefits arising from the intercompany payments that the Company made to CNYS in exchange for the transfer of assets. This liability to CNYS is recorded on the balance sheet as payable to principal stockholder.

Deferred tax assets consist of the following:

                                   DECEMBER 31
-------------------------------------------------
($000's)                        1999        1998
Loan premium                  $11,870     $15,112
Account relationship            7,183       8,087
Noncompetition agreement        2,272       2,559
Restructuring costs               424       3,166
Risk-sharing                    1,568         905
Other                           1,008       2,107
-------------------------------------------------
Total deferred tax assets     $24,325     $31,936
=================================================

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 1999, 1998 and 1997 are as follows:

                                                         YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------
($000's)                                             1999        1998        1997

Income taxes computed at federal statutory rate     $53,664     $43,804     $30,560
State tax provision, net of federal benefits         10,204       7,941       5,084
-----------------------------------------------------------------------------------
Total income tax provision                          $63,868     $51,745     $35,644
===================================================================================

12   INTEREST RATE SWAP AGREEMENTS

To better match the interest rate characteristics of its borrowings with its loan assets, the Company from time to time enters into interest rate swap agreements, generally with an affiliate of CNYS, on portions of its portfolio. The Company generally receives payments based on the 3-month LIBOR and makes payments based on the asset yield, usually the 91-day Treasury Bill rate. Entering into basis swap agreements to receive interest based on the characteristics of the Company's liabilities and pay interest based on the interest rate characteristics of the Company's assets effectively reduces the risk of the potential interest rate variability.

At December 31, 1999, the Company had no interest rate swap agreements outstanding and managed interest rate risk directly through its funding agreements. At December 31, 1998, $6.4 billion in aggregate notional principal was outstanding on swap agreements. In 1999 and 1998, the Company's interest expense from short- and long-term borrowings was reduced by $3.1 million and $0.4 million, respectively, due to interest rate swaps. In 1997, interest expense increased by $0.3 million due to interest rate swaps. The Company had no accrued interest receivable on swaps at December 31, 1999 and $0.2 million accrued at December 31, 1998. During 1999, 1998 and 1997, net payments of $2.1 million, $0.2 million, and $9.2 million, respectively, were made to meet contracted swap agreement obligations.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps with related parties having investment-grade external credit ratings. As of December 31, 1998 and during portions of 1999, most interest rate swap agreements were with Citibank, N.A., an affiliate of CNYS.


13   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments as of December 31 is as follows:

                                                  1999                                              1998
------------------------------------------------------------------------------------------------------------------------------
($000'S)                           CARRYING        FAIR                           CARRYING          FAIR
                                     VALUE         VALUE          DIFFERENCE        VALUE           VALUE          DIFFERENCE
FINANCIAL ASSETS
 Insured student loans, net      $10,861,212     $11,956,632     $ 1,095,420     $ 8,633,973      $ 9,350,312      $   716,339
 Cash                                    251             251            --                37               37             --
 Accrued interest receivable         298,314         298,314            --           231,881          231,881             --
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
 Short-term borrowings           $ 7,312,061     $ 7,312,061     $      --       $ 3,908,046      $ 3,908,046      $      --
 Long-term notes                   3,222,000       3,222,000            --         4,310,000        4,310,000             --
  Related derivatives asset             --              --              --              (216)          (3,389)          (3,173)
 Accrued interest payable             58,052          58,052            --           106,547          106,547             --
------------------------------------------------------------------------------------------------------------------------------

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

As shown in the accompanying table above, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, and maturity or contractual settlement dates. The fair value of insured student loans exceeded their carrying value by $1,095 million at December 31, 1999, compared to $716 million at December 31, 1998. The primary reason for the $379 million increase is due to portfolio growth and differences in average ages of the portfolios.

Insured Student Loans, Net

The fair value of insured student loans, net of allowance for loan losses, is calculated by discounting cash flows through expected maturity using estimated current market rates for such loans. Delinquent loans are also valued using this method. Credit risk is not a material component of the loan valuation due to the guaranteed nature of the loans.

Cash, Accrued Interest Receivable and Payable and Short-Term Borrowings

Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-Term Notes

The fair value of these instruments is calculated by discounting cash flows through maturity using estimated market discount rates. All of the long-term notes outstanding at December 31, 1999 and 1998 reprice quarterly or more frequently. Due to the frequency of repricing, carrying value approximates fair value at these dates.

Derivatives

The carrying value of derivatives represents the estimated net interest the Company would receive or pay to terminate interest rate swap agreements associated with long-term notes.


14   EARNINGS PER SHARE

Basic and diluted earnings per common share ("EPS") have been calculated in accordance with current accounting standards. Under these standards, outstanding stock options are considered in the diluted earnings per share computation. Small amounts of options to purchase shares of the Company's common stock were outstanding during all of 1999, 1998 and 1997. However, they were not included in the computation of diluted EPS as contingent issuance requirements had not been met. Therefore, the Company had no dilutive common equivalents and the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was $89.5 million for 1999, $73.4 million for 1998, and $51.7 million for 1997. The weighted average shares outstanding during all of 1999, 1998 and 1997 was 20 million. Basic (and diluted) EPS was $4.47 for 1999, $3.67 for 1998, and $2.58 for 1997, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

15 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases for equipment. Those expenses totaled $0.4 million, $0.2 million, and $0.5 million for each of the years ended December 31, 1999, 1998 and 1997, respectively. Such expenses exclude payments of $1.3 million, $3.3 million, and $2.0 million in 1999, 1998 and 1997, respectively, under the related party facilities and building services agreement referred to in Note 9. The facilities agreement is a renewable one-year lease agreement expiring in December 2000.

Future minimum lease payments at December 31, 1999 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 1999 are as follows:

               ($000's)                        MINIMUM LEASE PAYMENTS
       --------------------------------------------------------------------
                 2000                                    $257
                 2001                                     226
                 2002                                     202
                 2003                                     155
                 2004                                      83
           After 2004                                      --
       --------------------------------------------------------------------
                 Total                                   $923

At December 31, 1999 and 1998, variable rate FFEL Program loans in the amounts of $498.4 million and $506.7 million, respectively, have been committed, but not disbursed.

In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already owned by CNYS. Citigroup and the Special Committee of the Company's independent directors, formed to evaluate the proposal and negotiate the terms of an agreement to merge, subsequently announced the termination of discussions regarding the proposal. See Note 16 for further discussion.

Also, various legal proceedings arising out of the normal course of business are pending against the Company. However, management presently believes that the aggregate liability arising from these proceedings will not be material to the Company's financial position or results of operations.

In recent years, amendments to the Act have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies in the form of increased risk-sharing costs and reduced interest margins. Recent budget proposals by the administration seek to reduce lender yield again; however, their prospects for enactment are uncertain. Any such amendment or budget proposal could adversely affect the Company's business and prospects.


16 SUBSEQUENT EVENTS

In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already owned by CNYS. The Board of Directors of the Company formed a Special Committee of its independent directors to evaluate Citigroup's proposal and negotiate the terms of an agreement to merge. On February 17, 2000, Citigroup and the Special Committee announced the termination of discussions regarding the proposal.

Following the public announcement of Citigroup's proposal, six putative class action complaints were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries) in October 1999. In November 1999, one of those six complaints was voluntarily dismissed without prejudice. In December 1999, the Delaware Chancery Court consolidated the five remaining complaints under the caption In re the Student Loan Corp. Shareholders Litigation and, on February 3, 2000, plaintiffs filed a consolidated amended complaint.

In the consolidated amended complaint, plaintiffs allege, among other things, that because Citigroup holds a majority position in the Company there have been no steps taken to ascertain the Company's true value and that defendants have engaged in a series of self-dealing transactions artificially depressing the Company's stock price. The relief plaintiffs seek includes enjoining Citigroup's offer, or, if the proposed transaction is consummated, rescinding the transaction and recovering unspecified monetary damages caused by defendants' alleged breach of fiduciary duties.

On February 17, 2000, Citigroup and the Special Committee of the Company's independent directors, formed to evaluate the proposal, publicly announced the termination of discussions regarding the proposal. That same day, the Company and several other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. That motion has not yet been ruled upon and the action remains pending.

Also in February, three stockholders' derivative complaints, captioned Alan Kahn
v. Citigroup Inc., Kenneth Steiner v. Citigroup Inc., and Katherine F. Petty v. Citigroup Inc., were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). The complaints allege, among other things, that defendants breached their fiduciary duties by engaging in a series of self-dealing transactions that are unfair to the Company and a waste of corporate assets. Plaintiffs assert that Citigroup will continue to self-deal to benefit itself and further depress the price of the Company's outstanding public stock so it can acquire the stock at a depressed price in the future.

Each complaint seeks various forms of relief, including unspecified monetary damages, rescission of certain contracts and transactions, and declaratory and injunctive relief prohibiting Citigroup and its subsidiaries from engaging in further self-dealing with the Company and requiring Citigroup and its subsidiaries to conduct all future business with independent directors and officers of the Company.


17   FUTURE IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133". This statement delays the effective date of the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until January 1, 2001 for calendar year companies such as the Company. SFAS No. 133, issued in June 1998, will significantly change the accounting treatment of any derivatives contracts held. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company will have to reconsider its risk management strategies, since the new standard will not reflect the results of risk strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing the new accounting standard, which will depend, among other things, on the possibility of additional amendments and interpretations of the standard prior to the effective date.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by Bill Beckmann, Chief Executive Officer of The Student Loan Corporation, thereunto duly authorized, on March 24, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on March 24, 2000 by Bill Beckmann, Chief Executive Officer; and Yiannis Zographakis, Chief Financial and Principal Accounting Officer.

The Directors of The Student Loan Corporation listed below executed power of attorneys appointing Bill Beckmann their attorney-in-fact, empowering him to sign this report on their behalf:

Peter M. Gallant, Glenda Glover, Evelyn E. Handler, Carl E. Levinson, and Laura
D. Williamson.


INDEPENDENT AUDITORS' CONSENT

To the Board of Directors of The Student Loan Corporations

We consent to incorporation by reference in the registration statement
No. 33-63698 on Form S-8 of The Student Loan Corporation of our report dated January 18, 2000, except as to Note 16, which is as of February 17, 2000, relating to the balance sheets of The Student Loan Corporation as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report has been incorporated by reference in the December 31, 1999 annual report on Form 10-K of The Student Loan Corporation.

/s/ KPMG LLP

Rochester, New York
March 24, 2000


EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial statements filed for The Student Loan Corporation:

Statements of Income for the years ended December 31, 1999, 1998 and 1997 Balance Sheets as of December 31, 1999 and 1998
Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
Notes to Financial Statements

On October 22, 1999, The Student Loan Corporation filed a current report on Form 8-K, dared October 21, 1999, reporting under Item 5 that Citigroup Inc. proposed to acquire by merger all of the outstanding shares of The Student Loan Corporation not owned by CNYS. No other reports on Form 8-K were filed during the fourth quarter of 1999.

The Student Loan Corporation's Restated Certificate of Incorporation, Bylaws of the Company, as amended, and certain other material contracts have been previously filed with the Securities and Exchange Commission as exhibits to various registration statements and periodic reports.

Powers of Attorney of Directors Gallant, Glover, Handler, Levinson, and Williamson as Directors of The Student Loan Corporation are filed herewith.

The following exhibits are filed herewith with the Securities and Exchange Commission and are incorporated by reference:

 .  Financial Data Schedule
 .  Omnibus Credit Agreement Dated November 4, 1999
 .  Powers of Attorney of Directors

Stockholders may obtain copies of such documents by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT 06901.

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the Securities and Exchange Commission.


Part I
Item 1        Business                                                                2, 9-13
Item 2        Properties                                                              13
Item 3        Legal Proceedings                                                       13
Item 4        Submission of Matters to a Vote of Security Holders                     None

Part II
Item 5        Market for the Registrant's Common Equity and Related Stockholder       34
              Matters
Item 6        Selected Financial Data                                                 35
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               2-8
Item 7A       Quantitative and Qualitative Disclosures About Market Risk              7
Item 8        Financial Statements and Supplementary Data                             15-31
Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                None

Part III
Item 10       Directors and Executive Officers of the Registrant                      *
Item 11       Executive Compensation                                                  *
Item 12       Security Ownership of Certain Beneficial Owners and Management          *
Item 13       Certain Relationships and Related Transactions                          *

Part IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K         32
Signatures                                                                            32

* The Student Loan Corporation's 2000 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.


DIRECTORS AND EXECUTIVE OFFICERS

Directors

Bill Beckmann
President and Chief Executive Officer
The Student Loan Corporation

Peter M. Gallant
Vice President and Treasurer
Citicorp Inc. and Citibank, N.A.

Dr. Glenda B. Glover
Dean of School of Business
Jackson State University

Dr. Evelyn E. Handler
Former Executive Director
California Academy of Science

Carl E. Levinson
Division Executive
Citigroup Consumer Assets Division

Laura D. Williamson
Vice President
Citibank, N.A.


Executive Officers

Bill Beckmann
President and Chief Executive Officer

John R. Coffin
Vice President and General Counsel

Sallyann Colonna
Vice President and Director of Marketing

Sue F. Roberts
Senior Vice President and Director of Sales

Yiannis Zographakis
Vice President and Chief Financial Officer

STOCKHOLDERS INFORMATION

Investor Relations

Copies of the Corporation's Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292. Information is also available on the Company's Web site at http://www.studentloan.com.

Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting

The Annual Meeting of Stockholders will be held at 11:00 a.m. on Thursday, May 18, 2000 in Stamford, CT.

Transfer Agent and Registrar

The Company's transfer agent and registrar is Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043.

Market for the Registrant's Common Equity and Related Stockholder Matters

Since December 17, 1992, the Company's common stock has been listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of the common stock at January 28, 2000 was approximately 40. The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 1999 and 1998.

                                   1999                                           1998
                  1ST       2ND         3RD        4TH         1ST         2ND        3RD        4TH
                QUARTER   QUARTER     QUARTER    QUARTER      QUARTER     QUARTER    QUARTER    QUARTER

High            $49 1/16  $44 1/2     $45 11/16  $50 3/8      $49 13/16   $51 1/16   $50 7/16   $48
Low              37 3/8    37 15/16    40         40 5/16      43 7/16     47         43 9/16    40
Close            37 3/8    44 1/2      40 15/16   49 7/8       47 13/16    47 1/16    44 7/8     44 7/8

The Company paid a quarterly dividend of $0.15 per share on the common stock for each quarter of 1998. Quarterly dividends of $0.30 per share and $0.45 per share were paid for the first and second quarters of 1999, respectively, and $0.60 per share was paid for each of the third and fourth quarters of 1999.

FINANCIAL HIGHLIGHTS

                                                                                    Years ended December 31
(Dollars in millions, except per share amounts)                   1999         1998          1997         1996        1995
================================================================================================================================

STATEMENTS OF INCOME DATA
Net interest income                                         $      225.8   $     192.3   $     175.9  $     175.2  $     161.9
Total operating expenses, excluding restructuring reserve
 adjustments/expenses and affiliate transition costs                72.8          69.4          68.1         61.9         57.6
Restructuring reserve (adjustments)/expenses
 and transition costs                                               (1.0)         (3.8)         20.5         --           --
Total operating expenses                                            71.8          65.6          88.6         61.9         57.6
Net income                                                  $       89.5   $      73.4   $      51.7  $      64.9  $      60.6
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS DATA (as of December 31)
Total assets                                                $   11,196.5   $   8,903.1   $   7,874.0  $   7,118.3  $   6,387.4
Short-term notes                                                 7,212.1       3,908.0       4,321.6      3,084.3      2,509.5
Long-term notes                                                  3,222.0       4,310.0       1,610.0      2,075.0      3,400.0
Payable to principal stockholder                            $       11.6   $      14.0   $      17.1  $      19.8  $      29.1
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS DATA
Cash dividends declared per common share                    $       1.95  $       0.60   $      0.54 $       0.30  $      0.24
Basic and diluted earnings per common share                 $       4.47  $       3.67   $      2.58 $       3.25  $      3.03
Net interest margin                                                 2.40%         2.37%         2.42%        2.68%        2.85%
Operating expenses as a percentage of average
 insured student loans, excluding restructuring reserve
 adjustments/expenses and transition costs                          0.77%         0.86%         0.94%        0.95%        1.02%
Total operating expenses as a percentage of
 average insured student loans                                      0.76%         0.81%         1.22%        0.95%        1.02%
--------------------------------------------------------------------------------------------------------------------------------
OTHER
Average insured student loans                               $    9,406.6   $    8,111.6  $   7,269.2  $   6,547.5  $   5,669.4
Average number of loan accounts serviced
 (thousands)                                                       2,355          2,105        1,888        1,706        1,497
Loan disbursements (1)(2)(3)                                $      2,292   $      2,008  $     1,667  $     1,564  $     1,645
Book value per share (as of December 31)                    $      25.76   $      23.23  $     20.16  $     18.10  $     15.15
Common stock price (4)
 High                                                       $     50 3/8   $    51 1/16  $   53 5/16  $    41 1/4  $    35 1/2
 Low                                                        $     37 3/8   $    40       $   35  3/4  $    32 1/8  $    18 3/8
 Close                                                      $     49 7/8   $    44  7/8  $   49  3/8  $    37 1/4  $    34
Total number of employees (as of December 31)                        323            464          844          810          790
--------------------------------------------------------------------------------------------------------------------------------

(1) For 1996 and 1995, disbursements included $53 million and $127 million, respectively, of loan consolidations made under specific agreements with the Department of Education and several of its contractors. These consolidation agreements were phased-out in mid-1996.
(2) For 1999, 1998 and 1997, disbursements included $295 million, $245 million and $125 million of loan consolidations made under FFEL Program regulations.
(3) Amounts include new CitiAssist loan commitments of $292 million, $175 million, and $67 million in 1999, 1998 and 1997, respectively.
(4) Common stock price is based on The New York Stock Exchange composite listing.