Form 10-Q
period 2000-03-31
STUDENT LOAN CORP
filed 2000-05-15
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



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

                                    Yes X   No

         On May 5, 2000, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q


Part I   Financial Information

                                                                                                       Page
                                                                                                       ----
         Item 1 -    Financial Statements

                           Statements of Income (Unaudited) for the Three Month Periods
                           Ended March 31, 2000 and 1999 .........................................       3

                           Balance Sheets as of  March 31, 2000 (Unaudited) and December 31, 1999        4

                           Statements of Cash Flows (Unaudited) for the Three Month Periods Ended
                               March 31, 2000 and 1999 ...........................................       5

                           Notes to Financial Statements (Unaudited) .............................     6-8

         Item 2 -   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .............................................    9-12

         Item 3 -   Quantitative and Qualitative Discussion About Market Risk* ...................      10

Part II  Other Information

         Item 1 -   Legal Proceedings ............................................................      13

         Item 6 -   Exhibits and Reports on Form 8-K .............................................      13


Signature ........................................................................................      14

*This is presented in Part I, Item 2 and is incorporated herein by reference.

                               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three months ended
                                                                     March 31,
                                                              ------------------------
                                                                2000            1999
                                                              --------        --------
REVENUE
    Interest income                                           $226,587        $171,401
    Interest expense                                           162,740         114,559
                                                              --------        --------
    NET INTEREST INCOME                                         63,847          56,842
    Provision for loan losses                                    1,238             800
                                                              --------        --------
    Net interest income after provision for loan losses         62,609          56,042
    Fee and other income                                         1,056             948
                                                              --------        --------
       TOTAL REVENUE, NET                                     $ 63,665        $ 56,990
                                                              --------        --------

OPERATING EXPENSES
    Salaries and employee benefits                            $  4,234        $  5,945
    Other expenses                                              13,614          11,385
                                                              --------        --------
       TOTAL OPERATING EXPENSES                               $ 17,848        $ 17,330
                                                              --------        --------

    INCOME BEFORE INCOME TAXES                                $ 45,817        $ 39,660
    Income taxes                                                19,032          16,524
                                                              --------        --------

NET INCOME                                                    $ 26,785        $ 23,136
                                                              ========        ========

DIVIDENDS DECLARED                                            $ 12,000        $  6,000
                                                              ========        ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE -                 $   1.34        $   1.16
                                                              ========        ========
      (based on 20 million average shares outstanding)

DIVIDENDS DECLARED PER COMMON SHARE                           $   0.60        $   0.30
                                                              ========        ========


OPERATING RATIOS (annualized)

Net interest margin                                               2.25%           2.58%
Operating expenses as a percentage of
 average insured student loans                                    0.63%           0.79%



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                      March 31,        December 31,
                                                        2000              1999
                                                     (Unaudited)
                                                     -----------       -----------
ASSETS
    Insured student loans                            $11,778,011       $10,864,980
    Allowance for loan losses                              3,769             3,768
                                                     -----------       -----------
    Insured student loans, net                        11,774,242        10,861,212
    Cash                                                   3,940               251
    Deferred tax benefits                                 23,385            24,325
    Other assets                                         355,573           310,680
                                                     -----------       -----------

    TOTAL ASSETS                                     $12,157,140       $11,196,468
                                                     ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                            $ 8,216,101       $ 7,312,061
    Long-term notes                                    3,222,000         3,222,000
    Payable to principal stockholder                      10,988            11,552
    Other liabilities                                    178,134           135,723
                                                     -----------       -----------

       Total Liabilities                              11,627,223        10,681,336
                                                     -----------       -----------

    Common stock                                             200               200
    Additional paid-in capital                           134,523           134,523
    Retained earnings                                    395,194           380,409
                                                     -----------       -----------

       Total Stockholders' Equity                        529,917           515,132
                                                     -----------       -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $12,157,140       $11,196,468
                                                     ===========       ===========


AVERAGE INSURED STUDENT LOANS                        $11,422,480       $ 9,406,600
                                                     ===========       ===========
       (year-to-date)




See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                               --------------------------
                                                                 2000             1999
                                                               ---------        ---------
Cash flows from operating activities:
Net income                                                     $  26,785        $  23,136
Adjustments to reconcile net income to
net cash from operating activities:
     Depreciation and amortization                                 6,242            1,808
     Provision for loan losses                                     1,238              800
     Deferred tax provision                                          940            1,129
     Increase in accrued interest receivable                     (48,174)         (15,374)
     Decrease  in other assets                                     5,014              485
     Increase (Decrease) in other liabilities                     41,848           (3,284)
                                                               ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         33,893            8,700
                                                               ---------        ---------

Cash flows from investing activities:
     Disbursements of loans                                     (877,848)        (659,292)
     Repayment of loans                                          490,370          294,020
     Purchase of loans                                          (573,261)         (20,794)
     Sale of loans                                                40,331           61,714
     Capital expenditures on furniture and equipment              (1,836)             (42)
                                                               ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                           (922,244)        (324,394)
                                                               ---------        ---------

Cash flows from financing activities:
     Net increase (decrease) in borrowings with original
        maturities of one year or less                           904,040          126,900
     Proceeds from long-term borrowings                               --          195,000
     Dividends paid to stockholders                              (12,000)          (6,000)
                                                               ---------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        892,040          315,900
                                                               ---------        ---------

NET INCREASE (DECREASE) IN CASH                                    3,689              206
CASH - BEGINNING OF PERIOD                                           251               37
                                                               ---------        ---------

CASH - END OF PERIOD                                           $   3,940        $     243
                                                               =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:
           Interest                                            $ 125,853        $ 121,360
           Income taxes                                        $  11,154        $   1,161



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000



1.        SIGNIFICANT ACCOUNTING POLICIES

          INTERIM FINANCIAL INFORMATION

          The financial information of The Student Loan Corporation (the "Company") as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K.

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

4.        RELATED PARTY TRANSACTIONS

          Citibank (New York State) ("CNYS"), a wholly-owned subsidiary of Citicorp and Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup Inc. and its affiliates on the other hand. At March 31, 2000, the Company had outstanding short-term and long-term borrowings with CNYS of $ 8.2 billion and $3.2 billion, respectively, compared to $7.3 billion and $3.2 billion, respectively, at December 31, 1999. For the three month period ended March 31, 2000, the Company incurred $162.7 million in interest expense payable to CNYS and its affiliates, compared to $114.6 million for the same period in 1999. In addition, Citigroup Inc. and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits and payroll administration, and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.


5.        INTEREST RATE SWAP AGREEMENTS

          To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements, generally with an affiliate of CNYS, on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. The Company generally receives payments based on the three-month LIBOR and makes payments based on the asset yield, usually the 91-day Treasury Bill rate. Entering into basis swap agreements to receive interest based on the characteristics of the Company's liabilities and pay interest based on the interest rate characteristics of the Company's assets effectively reduces the risk of the potential interest rate variability.

          For the first quarter of 2000 and the fourth quarter of 1999, the Company had no interest rate swap agreements outstanding and managed interest rate risk directly through its funding agreements. However, for the first quarter of 1999, the Company had swap transactions which reduced interest expense by $1.0 million.

6.        SHORT AND LONG-TERM BORROWINGS

          In the first three months of 2000, short-term debt increased by $0.9 billion to $8.2 billion. Long-term borrowings of $3.2 billion at March 31, 2000 remained consistent with that outstanding at December 31, 1999.

7.        FUTURE IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. In March 2000, the FASB proposed an amendment of SFAS No. 133. The new standard will significantly change the accounting treatment of end-user derivative contracts used by the Company. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company will have to reconsider its risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing the new accounting standard, which will depend, among other things, on the amendment and additional interpretations of the standard prior to the effective date.

8.       CONTINGENCIES

         A consolidated stockholder complaint is pending against the Company. See "Legal Proceedings" in Part II of this filing for further information.

         Also, various legal proceedings arising out of the normal course of business are pending against the Company. However, management presently believes that the aggregate liability arising from these proceedings will not be material to the Company's financial position or results of operations.

         In recent years, amendments to the Act have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies in the form of increased risk-sharing costs and reduced interest margins. Any such amendments could adversely affect the Company's business and prospects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Student Loan Corporation's (the "Company's") actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe," "expect," "anticipate," "intend", "estimate," "may increase," "may result in," and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; the successful resolution of legal proceedings; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.


FINANCIAL CONDITION

During the three months ended March 31, 2000, the net insured student loan portfolio of the Company grew by $913.0 million (8%) from the balance at December 31, 1999. This growth was the result of loan disbursements totaling $877.8 million and loan purchases of $573.3 million in the first three months of 2000, partially offset by $40.3 million in loan sales and $490.4 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $7.4 million. This compares to loan disbursements of $659.3 million, loan purchases of $20.8 million, loan sales of $61.7 million, loan reductions of $294.0 million, and other adjustments of $2.6 million in the first three months of 1999. The increase in loan purchases for the first quarter of 2000 compared to the same period in 1999 is primarily attributable to the Company's ongoing loan portfolio acquisition efforts.

The Company's loan disbursements and new CitiAssist loan commitments for the first three months of 2000 of $1,008.6 million were $272.2 million (37%) more than those made in the same period of 1999. This increase is attributable primarily to large increases in new CitiAssist loan commitments and Federal Consolidation program loan disbursements. During the first three months of 2000, new CitiAssist loan commitments increased to $130.7 million, a $53.6 million (70%) increase from the same period last year. FFEL Program Stafford and Plus loan disbursements of $668.2 million in the first three months of 2000 is $76.9 million (13% ) higher than the $591.2 million disbursed during the same period of 1999. Federal Consolidation program loan originations of $209.7 million for the first quarter of 2000 have increased $141.6 million (208%) compared to the same period of 1999.

During the first quarter of 2000, the Company made $125.9 million in interest payments, principally to CNYS or one of its affiliates, compared to $121.4 million for the same period in 1999. The Company paid $11.2 million in income taxes during the first quarter of 2000, compared to $1.2 million for the same period last year. The difference in the amount of taxes paid is primarily due to timing differences in making intercompany tax payments, and does not reflect any significant changes in applicable income tax rates.

Other assets at March 31, 2000 increased $44.9 million (14%) from December 31, 1999, principally as a result of additional interest receivable attributable to growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, increased $42.4 million (31%) from December 31, 1999, primarily due to timing differences in making intercompany interest and tax payments.

In the first three months of 2000, short-term debt increased by $0.9 billion to $8.2 billion. Long-term borrowings of $3.2 billion at March 31, 2000 remained consistent with that outstanding at December 31, 1999.

The Company paid a quarterly dividend of $0.60 per common share on March 1, 2000. The Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.60 per share to be paid June 1, 2000 to stockholders of record on May 15, 2000.

RISK MANAGEMENT

Risk management is an important business objective of the Company. The Company actively manages market, price and other risks. For further information, see "Risk Management" beginning on page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

MARKET RISK

The Company's primary market risk exposure is to movements in U.S. dollar interest rates. Market risk is measured using various tools, including Earnings-at-Risk which reflects the repricing gaps in the position as well as option positions, both explicit and embedded. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified shift in the interest rate yield curve. The yield curve shift is statistically derived as a two standard deviation change in short-term interest rates over the period required to defease the position (usually two weeks). As of March 31, 2000, the rate shift over a two-week defeasance period applied to the interest rate yield curve for purposes of calculating Earnings-at-Risk was 45 basis points.

The Earnings-at-Risk tables below portray the Company's exposure to fluctuations in interest rates using a static approach to the balance sheet mix and parallel shifts in the interest rate curves. As of March 31, 2000, a 45 basis point (two standard deviation) increase in the interest yield curve would have a potential positive impact on the Company's pretax earnings of approximately $7.49 million in the next twelve months, and a potential positive impact of approximately $1.80 million for the total five-year period 2001-2005. A two standard deviation decrease in the interest yield curve would have a potential negative impact on the Company's pretax earnings of approximately $6.07 million in the next twelve months, and approximately $3.20 million positive impact for the five-year period 2001-2005.

                                                         Earnings-at-Risk (on pre-tax earnings) as of March 31, 2000

(Dollars in millions)                     2001            2002            2003            2004            2005        Total
Two standard deviation increase       $      7.49     $     (1.12)    $     (1.52)    $     (1.53)    $     (1.52)    $   1.80

Two standard deviation decrease       $     (6.07)    $      2.34     $      2.54     $      2.32     $      2.07     $   3.20



                                                         Earnings-at-Risk (on pre-tax earnings) as of March 31, 1999

(Dollars in millions)                     2000            2001            2002            2003            2004        Total
Two standard deviation increase       $     (4.60)    $    (4.00)     $     (3.80)    $     (3.30)    $     (2.80)    $ (18.50)

Two standard deviation decrease       $      6.20     $     5.00      $      4.70     $      4.10     $     3.50      $  23.50

The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes appropriate actions if interest rates move against the existing structure.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000

Net income was $26.8 million ($1.34 basic and diluted earnings per share) for the first quarter of 2000. This was an increase of $3.6 million (16%) from earnings for the same period last year. The increase in net income was primarily attributable to higher interest income generated by loan portfolio growth resulting from loan originations and ongoing loan portfolio acquisition efforts.

The net interest margin for the first quarter of 2000 was 2.25%, 0.33% lower than the 2.58% margin for the first quarter of 1999. The decline in the margin was primarily attributable to increased purchased loan premium amortization from recent portfolio acquisitions and less favorable funding spreads compared to those received during the same period last year. The pressure on margins is expected to continue during 2000 as new loans with lower interest spreads are added and older more profitable loans are repaid, and as the Company's acquisition efforts continue.

Total operating expenses for the first quarter of 2000 increased $0.5 million (3%) from the same period last year, primarily due to an increase of $2.0 million (compared to the same period last year) in fees and other costs to procure and service the significantly larger loan portfolio. This amount was partially offset by costs deferred by the Company in the first quarter of 2000 due to a change in the Company's capitalization threshold for computer software, which resulted in the deferral of $1.7 million (pretax) of first quarter 2000 software development costs. Also, operating expenses as a percentage of average insured student loans improved 0.16% to 0.63% from the first quarter of 1999 expense ratio of 0.79%. The improvement in the expense ratio is primarily attributable to efficiencies in administrative and operational expenses.

Return on equity was 20.5% for the first quarter of 2000, 1.1% higher than the 19.4% return for the same period of 1999. The increase was attributed to higher earnings.

The Company's effective tax rate was approximately 41.5% for the first three months of 2000, compared to 41.7% for the same period in 1999.

REGULATORY IMPACTS

In recent years the Company's loan portfolio, comprised primarily of loans originated under the FFEL Program, has been subject to increased costs and reduced interest margin brought about by the Higher Education Act of 1965, as amended, which governs the FFEL Program. Pressure on margins will continue as more loans are originated with lower yields.

In order to counteract the reduced net interest margin on the Company's loan portfolio resulting from these legislative changes, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships and sought new ways to meet the education finance needs of schools and students, including the implementation of loan programs, such as the Company's CitiAssist product, that are not dependent on Federal funding, guarantees and authorization. The Company is also seeking to continue to increase the size of its portfolio to take advantage of greater economies of scale.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information concerning three stockholder derivatives complaints captioned Alan Kahn v. Citigroup Inc., Kenneth Steiner v. Citigroup Inc., and Katherine F. Petty v. Citigroup Inc., see the description that appears in the fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11616), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the Delaware Chancery Court consolidated the three complaints for all purposes under the caption In re The Student Loan Corp. Derivative Litigation, and designated the Alan Kahn v. Citigroup Inc. complaint as the operative pleading.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

          27        Financial Data Schedule

          99.1 Fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11616)

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 2000.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2000





                          The Student Loan Corporation





                           By /s/ Yiannis Zographakis
                                  Yiannis Zographakis
                                  Vice President and
                                  Chief Financial Officer