Form 10-Q
period 2000-06-30
STUDENT LOAN CORP
filed 2000-08-11
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------
                                 FORM 10-Q

                                 ---------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes X     No
                                     --

      On August 4, 2000, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q

Part I   Financial Information

                                                                                                            Page

         Item 1 -    Financial Statements

                           Statements of Income (Unaudited) for the Three- and Six-Month Periods
                           Ended June 30, 2000 and 1999.........................................................3

                           Balance Sheets (Unaudited) as of  June 30, 2000 and December 31, 1999................4

                           Statements of Cash Flows (Unaudited) for the Six-Month Periods Ended
                           June 30, 2000 and 1999...............................................................5

                           Notes to Financial Statements (Unaudited) .........................................6-8

         Item 2 -    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ........................................................9-12

         Item 3 -    Quantitative and Qualitative Disclosures About Market Risk*............................10-11

Part II  Other Information

         Item 4  -  Submissions of Matters to a Vote of Securityholders  ......................................13

         Item 6 -   Exhibits and Reports on Form 8-K ..........................................................13

Signature .....................................................................................................14


* This is presented in Part 1, Item 2 and is incorporated herein by reference.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three months ended               Six months ended
                                                                             June 30,                        June 30,
                                                                  ----------------------------    ---------------------------
                                                                     2000            1999              2000           1999
                                                                  ------------   -------------    ------------   ------------
REVENUE
    Interest income                                                 $ 249,799       $ 172,646       $ 476,386      $ 344,047
    Interest expense                                                  181,444         115,041         344,184        229,600
                                                                  ------------   -------------    ------------   ------------
    NET INTEREST INCOME                                                68,355          57,605         132,202        114,447
    Provision for loan losses                                           1,368           1,261           2,606          2,061
                                                                  ------------   -------------    ------------   ------------
    Net interest income after provision for loan losses                66,987          56,344         129,596        112,386
    Fee and other income                                                  649             645           1,705          1,593
                                                                  ------------   -------------    ------------   ------------
       TOTAL REVENUE, NET                                            $ 67,636        $ 56,989       $ 131,301      $ 113,979
                                                                  ------------   -------------    ------------   ------------

OPERATING EXPENSES
    Salaries and employee benefits                                    $ 5,121         $ 4,381         $ 9,355       $ 10,326
    Other expenses                                                     16,086          13,811          29,700         25,196
                                                                  ------------   -------------    ------------   ------------
       TOTAL OPERATING EXPENSES                                      $ 21,207        $ 18,192        $ 39,055       $ 35,522
                                                                  ------------   -------------    ------------   ------------

    INCOME BEFORE INCOME TAXES                                       $ 46,429        $ 38,797        $ 92,246       $ 78,457
    Income taxes                                                       19,308          16,157          38,340         32,681
                                                                  ------------   -------------    ------------   ------------
NET INCOME                                                           $ 27,121        $ 22,640        $ 53,906       $ 45,776
                                                                  ============   =============    ============   ============

DIVIDENDS DECLARED                                                   $ 12,000         $ 9,000        $ 24,000       $ 15,000
                                                                  ============   =============    ============   ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE -
    (based on 20 million average shares outstanding)                   $ 1.36          $ 1.13          $ 2.70         $ 2.29
                                                                  ============   =============    ============   ============

DIVIDENDS DECLARED PER COMMON SHARE                                    $ 0.60          $ 0.45          $ 1.20         $ 0.75
                                                                  ============   =============    ============   ============

OPERATING RATIOS
Net interest margin                                                     2.25%           2.57%           2.26%          2.57%
Operating expense as a percentage of
   average insured student loans                                        0.70%           0.81%           0.66%          0.80%



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                         June 30,                 December 31,
                                                                                           2000                       1999
                                                                                     -----------------          ----------------
ASSETS
    Insured student loans                                                                $ 13,612,970              $ 10,864,980
    Less: Allowance for loan losses                                                             3,950                     3,768
                                                                                     -----------------          ----------------
    Insured student loans, net                                                             13,609,020                10,861,212
    Cash                                                                                          324                       251
    Deferred tax benefits                                                                      22,177                    24,325
    Other assets                                                                              400,705                   310,680
                                                                                     -----------------          ----------------

    TOTAL ASSETS                                                                         $ 14,032,226              $ 11,196,468
                                                                                     =================          ================


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                                                $ 10,036,516               $ 7,312,061
    Long-term notes                                                                         3,222,000                 3,222,000
    Payable to principal stockholder                                                           10,020                    11,552
    Other liabilities                                                                         218,403                   135,723
                                                                                     -----------------          ----------------

       Total Liabilities                                                                   13,486,939                10,681,336
                                                                                     -----------------          ----------------

    Common stock                                                                                  200                       200
    Additional paid-in capital                                                                134,772                   134,523
    Retained earnings                                                                         410,315                   380,409
                                                                                     -----------------          ----------------

       Total Stockholders' Equity                                                             545,287                   515,132
                                                                                     -----------------          ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 14,032,226              $ 11,196,468
                                                                                     =================          ================


AVERAGE INSURED STUDENT LOANS                                                            $ 11,821,443               $ 9,406,600
                                                                                     =================          ================
       (year-to-date)



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                         Six months ended
                                                                                                             June 30,

                                                                                             ------------------------------------
                                                                                                  2000                  1999
                                                                                             --------------       ---------------
Cash flows from operating activities:
Net income                                                                                        $ 53,906              $ 45,776
Adjustments to reconcile net income to
net cash from operating activities:
     Depreciation and amortization                                                                  13,427                 4,475
     Provision for loan losses                                                                       2,606                 2,061
     Deferred tax provision                                                                          2,148                 2,880
     Increase in accrued interest receivable                                                       (80,471)              (32,596)
     (Increase) decrease in other assets                                                            (6,207)                   50
     Increase (decrease) in other liabilities                                                       81,396               (29,953)
                                                                                             --------------       ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 66,805                (7,307)
                                                                                             --------------       ---------------

Cash flows from investing activities:
     Disbursements of loans                                                                     (1,543,070)             (919,605)
     Repayment of loans                                                                          1,140,215               569,848
     Purchase of loans                                                                          (2,442,683)             (308,144)
     Sale of loans                                                                                  81,913               179,610
     Capital expenditures on furniture and equipment                                                (3,562)                 (110)
                                                                                             --------------       ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                           (2,767,187)             (478,401)
                                                                                             --------------       ---------------

Cash flows from financing activities:
     Net increase in borrowings with original
        maturities of one year or less                                                           2,724,455               241,885
     Proceeds from long-term borrowings                                                              --                  259,000
     Dividends paid to stockholders                                                                (24,000)              (15,000)
                                                                                             --------------       ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        2,700,455               485,885
                                                                                             --------------       ---------------

NET INCREASE IN CASH                                                                                    73                   177
CASH - BEGINNING OF PERIOD                                                                             251                    37
                                                                                             --------------       ---------------

CASH - END OF PERIOD                                                                                 $ 324                 $ 214
                                                                                             ==============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:
           Interest                                                                              $ 235,820             $ 233,485
           Income taxes                                                                          $  46,584             $  14,199



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of June 30, 2000 and for the three- and six-month periods ended June 30, 2000 and 1999 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K.

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

4.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), a wholly-owned subsidiary of Citicorp and Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup Inc. and its affiliates on the other hand. At June 30, 2000, the Company had outstanding short-term and long-term borrowings with CNYS of $ 10.0 billion and $3.2 billion, respectively, compared to $7.3 billion and $3.2 billion, respectively, at December 31, 1999. For the three- and six-month periods ended June 30, 2000, the Company incurred $181.4 million and $344.2 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $116.6 million and $231.5 million, respectively, for the same periods in 1999. In addition, Citigroup Inc. and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits and payroll administration, and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

5.       INTEREST RATE SWAP AGREEMENTS

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements, generally with an affiliate, on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. The Company generally receives payments based on the three-month LIBOR and makes payments based on the asset yield, usually the 91-day Treasury Bill rate. The Company effectively reduces the risk of potential interest rate variability by entering into basis swap agreements to receive interest based on the characteristics of the Company's liabilities and pay interest based on the interest rate characteristics of the Company's assets.

         At June 30, 2000 and December 31, 1999, the Company had no interest rate swap agreements outstanding and managed interest rate risk directly through its funding agreements.

         For the entire second quarter of 2000, the Company had no interest transactions related to swap agreements. However, for the same period in 1999, the Company had swap transactions that reduced interest expense by $2.1 million.

6.       SHORT AND LONG-TERM BORROWINGS

         In the first six months of 2000, short-term debt increased by $2.7 billion to $10.0 billion, compared to a $0.2 billion increase for the same period last year. Long-term borrowings of $3.2 billion at June 30, 2000 did not change from that outstanding at December 31, 1999. Long-term borrowings increased by $0.3 billion during the first half of 1999.

7.       FUTURE IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Company. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which amended certain provisions of SFAS No.
         133. These new standards will significantly change the accounting treatment of end-user derivative contracts used by the Company. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company will have to reconsider its risk management strategies, since the new standards will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company continues to evaluate the potential impact of implementing these new accounting standards, which will depend, among other things, on additional interpretations of the standards prior to the effective date.

8.       CONTINGENCIES

         A consolidated stockholder complaint is pending against the Company. See "Legal Proceedings" beginning on page 13 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1999 and on page 13 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 for further information.

         In addition, in recent years amendments to the Act have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies in the form of increased risk-sharing costs and reduced interest margins. Any such amendments could adversely affect the Company's business and prospects.

         Also, various legal proceedings arising out of the normal course of business are pending against the Company. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

         FINANCIAL CONDITION

         During the six months ended June 30, 2000, the net insured student loan portfolio of the Company grew by $2.7 billion (25%) from the balance at December 31, 1999. This growth was the result of loan disbursements totaling $1,543 million and loan purchases of $2,443 million in the first six months of 2000, partially offset by $82 million in loan sales and $1,140 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $15 million. This compares to loan disbursements of $920 million, loan purchases of $308 million, loan sales of $180 million, loan reductions of $570 million, and other adjustments of $6 million in the first six months of 1999. The increase in loan purchases for the first two quarters of 2000 (compared to the same period in 1999) is primarily attributable to the Company's ongoing loan portfolio acquisition efforts.

         The Company's loan disbursements and new CitiAssist loan commitments for the first six months of 2000 of $1,720 million were $693 million (67%) more than those made in the same period of 1999. This increase is attributable primarily to large increases in new Federal Consolidation program loan disbursements. During the first six months of 2000, new CitiAssist loan commitments increased to $177 million, a $70 million (65%) increase from the same period last year. FFEL Program Stafford and Plus loan disbursements of $876 million in the first six months of 2000 is $101 million (13% ) higher than the $775 million disbursed during the same period of 1999. Federal Consolidation program loan originations of $667 million for the first two quarters of 2000 have increased $523 million (363%) compared to the same period of 1999.

         During the first six months of 2000, the Company made $236 million in interest payments, principally to CNYS, compared to $233 million for the same period in 1999. The Company paid $47 million in income taxes during the first two quarters of 2000, compared to $14 million for the same period last year. The difference in the amount of taxes paid is primarily due to timing differences in making intercompany tax payments and does not reflect any significant changes in applicable income tax rates.

         Other assets at June 30, 2000 increased $90.0 million (29%) from December 31, 1999, principally as a result of additional interest receivable attributable to growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, increased $82.7 million (61%) from December 31, 1999, primarily due to accrued interest on new borrowings and timing differences in making intercompany interest and tax payments.

         In the first six months of 2000, short-term debt increased by $2.7 billion to $10.0 billion, compared to a $0.2 billion increase for the same period last year. The large increase in borrowings in year 2000 was necessitated by the large portfolio purchases made during the year. Long-term borrowings of $3.2 billion at June 30, 2000 did not change from that outstanding at December 31, 1999. Long-term borrowings increased by $0.3 billion during the first half of 1999.

         The Company paid a quarterly dividend of $0.60 per common share on June 1, 2000. The Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.60 per share to be paid September 1, 2000 to the stockholders of record on August 15, 2000.

         RISK MANAGEMENT

         Risk management is an important business objective of the Company. The Company actively manages market, price and other risks. For further information, see "Risk Management" beginning on page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         MARKET RISK

         The Company's primary market risk exposure is to fluctuations in the spreads between the Company's borrowing and lending rates. Market risk is measured using various tools, including Earnings-at-Risk which reflects repricing gaps in the position as well as option positions both explicit and embedded in the loan portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified shift in the interest rate yield curve. The yield curve shift is statistically derived as a two standard deviation change in short-term interest rates over the period required to defease the position (usually two weeks). As of June 30, 2000, the rate shift over a two-week defeasance period applied to the interest rate yield curve for purposes of calculating Earnings-at-Risk was 38 basis points.

         The Earnings-at-Risk calcution is a measure to look at exposures based upon the Company's position at one point in time. As indicated in the table below as of June 30, 2000, a 38 basis point (two standard deviation) increase in the interest yield curve would have a potential positive impact on the Company's pretax earnings of approximately $10.0 million in the next twelve months, and a potential positive impact of approximately $4.0 million for the total five-year period 2001-2005. A two standard deviation decrease in the interest yield curve would have a potential negative impact on the Company's pretax earnings of approximately $9.9 million in the next twelve months, and approximately $3.9 million negative impact for the five-year period 2001-2005.


                       Earnings-at-Risk (effect on pre-tax earnings) as of June 30, 2000
---------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                        2001       2002       2003       2004        2005       Total
---------------------------------------------------------------------------------------------------------------------
Two standard deviation increase              $10.0     ($1.2)     ($1.6)     ($1.6)      ($1.6)      $4.0
---------------------------------------------------------------------------------------------------------------------
Two standard deviation decrease            ($  9.9)     $1.2       $1.6       $1.6        $1.6      ($3.9)
---------------------------------------------------------------------------------------------------------------------


                       Earnings-at-Risk (effect on pre-tax earnings) as of June 30, 1999
---------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                       2000        2001         2002        2003        2004        Total
---------------------------------------------------------------------------------------------------------------------
Two standard deviation increase              $9.8      ($3.7)       ($3.2)      ($2.8)      ($2.3)     $ (2.2)
---------------------------------------------------------------------------------------------------------------------
Two standard deviation decrease              $6.0       $4.9         $4.4        $3.8        $3.2       $22.3
---------------------------------------------------------------------------------------------------------------------


         The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes appropriate actions if interest rates move against the existing structure.

         RESULTS OF OPERATIONS

         Quarter Ended June 30, 2000

         Net income was $27.1 million ($1.36 basic and diluted earnings per share) for the second quarter of 2000. This was an increase of $4.5 million (20%) from earnings for the same period last year. The increase in net income was primarily attributable to higher interest income generated by loan portfolio growth resulting from loan originations and ongoing loan portfolio acquisition efforts.

         The net interest margin for the second quarter of 2000 was 2.25%, 0.32% lower than the 2.57% margin for the second quarter of 1999. The decline in the margin was primarily attributable to the amortization of loan premiums resulting from recent portfolio acquisitions and less favorable funding spreads compared to those received during the same period last year. The pressure on margins is expected to continue during 2000 as new loans with lower interest spreads are added and older more profitable loans are repaid, and as the Company's acquisition efforts continue.

         Total operating expenses for the second quarter of 2000 increased $3.0 million (17%) from the same period last year, primarily due to an increase of $3.7 million in fees and other costs to procure and service the significantly larger portfolio. This amount was partially offset by decreases in current quarter technology costs. Also, operating expenses as a percentage of average insured student loans improved 0.11% to 0.70% from the second quarter of 1999 expense ratio of 0.81%. The improvement in the expense ratio is primarily attributable to efficiencies in administrative and operational expenses.

         Return on equity was 20.3% for the second quarter of 2000, 1.7% higher than the 18.6% return for the same period of 1999. The increase was attributed to higher earnings in the current year.

         Six Months Ended June 30, 2000

         The Company earned net income of $53.9 million ($2.70 basic earnings per share) for the six months ended June 30, 2000, an increase of $8.1 million (18%) from the first half of 1999. The increase was primarily due to higher interest income generated by the increased loan portfolio, resulting from loan originations and portfolio acquisition efforts.

         Total operating expenses for the first half of 2000 were $39.1 million, $3.5 million (10%) higher than the same period last year due to increased costs to service the significantly larger portfolio, partially offset by decreases in current period technology costs. Operating expenses as a percentage of average insured student loans for the first half of 2000 decreased to 0.66%, an improvement of 0.14% compared to the first half of 1999, primarily attributable to efficiencies in administrative and operational expenses.

         The Company's effective tax rate was approximately 41.6% for the first six months of 2000, compared to 41.7% for the same period in 1999.

         REGULATORY IMPACTS

         In recent years the Company's loan portfolio, comprised primarily of loans originated under the FFEL Program, has been subject to increased costs and reduced interest income brought about by amendments to the Higher Education Act of 1965, which governs the FFEL Program. Pressure on margins will continue as more loans are originated with lower yields.

         In order to counteract the reduced net interest margin on the Company's loan portfolio resulting from these legislative changes, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships and sought new ways to meet the education finance needs of schools and students, including the implementation of loan programs, such as the Company's CitiAssist product, that are not dependent on Federal funding, guarantees and authorization. The Company is also seeking to continue to increase the size of its loan portfolio to take advantage of greater economies of scale.

         The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan program ("direct lending"), in which private lenders such as the Company do not participate. Direct lending currently accounts for approximately one-third of the student loans originated under federally sponsored programs.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITYHOLDERS

At the Company's 2000 Annual Meeting of Stockholders, held May 18, 2000, the Company's stockholders took the following actions:

       1. Two directors were elected to the Board of Directors: Evelyn E. Handler (with holders of 18,446,075 shares voting in favor, 35,306 abstaining and none withheld); Carl E. Levinson (with holders of 18,096,559 shares voting in favor, 35,306 abstaining and 349,516 withheld). Ms. Evelyn E. Handler and Mr. Carl E. Levinson will each serve until the year 2003 meeting of stockholders.

       2. The selection of KPMG LLP as the Company's independent auditors for the 2000 fiscal year was ratified, with holders of 18,478,678 shares voting in favor, 1,403 abstaining and 1,300 voting against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27   Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2000





                          The Student Loan Corporation

                           By /s/ Yiannis Zographakis
                              -----------------------
                                  Yiannis Zographakis
                                  Vice President and
                                  Chief Financial Officer