Form 10-Q
period 2000-09-30
STUDENT LOAN CORP
filed 2000-11-13
CIK 893955

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------
                                  FORM 10-Q
                              ------------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



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

                                    Yes  X     No
                                       -----

         On November 6, 2000, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                  Form 10-Q


Part I   Financial Information

                                                                                                                  Page
                                                                                                                  ----
         Item 1 -    Financial Statements

                           Statements of Income (Unaudited) for the Three- and Nine- Month Periods
                           Ended September 30, 2000 and 19993.................................................        3

                           Balance Sheets (Unaudited) as of  September 30, 2000
                           and December 31, 1999..............................................................        4

                           Statements of Cash Flows (Unaudited) for the Nine-
                           Month Periods Ended September 30, 2000 and 1999....................................        5

                           Notes to Financial Statements (Unaudited)..........................................    6 - 8

         Item 2 -    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..........................................................   9 - 13

         Item 3 -    Quantitative and Qualitative Discussion About Market Risk*...............................   10- 11

Part II  Other Information

                  Item 6 -   Exhibits and Reports on Form 8-K.................................................       14


Signature.....................................................................................................       15



     *This discussion is presented in Part I, Item 2 and is incorporated herein by reference.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         THE STUDENT LOAN CORPORATION
                             STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                                                          Three months ended
                                                                            September 30,
                                                            -----------------------------------------------
                                                                    2000                     1999
                                                            ---------------------   -----------------------
REVENUE
    Interest income                                           $          297,223       $           173,997
    Interest expense                                                     236,971                   122,815
                                                            ---------------------   -----------------------
    NET INTEREST INCOME                                                   60,252                    51,182
    Provision for loan losses                                              1,087                       703
                                                            ---------------------   -----------------------
    Net interest income after provision for loan losses                   59,165                    50,479
    Fee and other income                                                   3,314                       891
                                                            ---------------------   -----------------------
       TOTAL REVENUE, NET                                     $           62,479       $            51,370
                                                            ---------------------   -----------------------

OPERATING EXPENSES
    Salaries and employee benefits                            $            4,523       $             5,569
    Other expenses                                                        15,964                    12,187
                                                            ---------------------   -----------------------
       TOTAL OPERATING EXPENSES                               $           20,487       $            17,756
                                                            ---------------------   -----------------------

    INCOME BEFORE INCOME TAXES                                $           41,992       $            33,614
    Income taxes                                                          17,447                    14,001
                                                            ---------------------   -----------------------
NET INCOME                                                    $           24,545       $            19,613
                                                            =====================   =======================

DIVIDENDS DECLARED                                            $           12,000       $            12,000
                                                            =====================   =======================

BASIC AND DILUTED EARNINGS PER COMMON SHARE -
    (based on 20 million average shares outstanding)          $             1.23       $              0.98
                                                            =====================   =======================

DIVIDENDS DECLARED PER COMMON SHARE                           $             0.60       $              0.60
                                                            =====================   =======================

OPERATING RATIOS
Net interest margin                                                        1.70%                     2.19%
Operating expense as a percentage of
   average insured student loans                                           0.58%                     0.76%
Return on equity                                                          17.71%                    15.40%

                                                                                Nine months ended
                                                                                  September 30,
                                                               ----------------------------------------------------
                                                                       2000                         1999
                                                               ---------------------      -------------------------
REVENUE
    Interest income                                              $          773,608           $            518,045
    Interest expense                                                        581,154                        352,415
                                                               ---------------------      -------------------------
    NET INTEREST INCOME                                                     192,454                        165,630
    Provision for loan losses                                                 3,693                          2,765
                                                               ---------------------      -------------------------
    Net interest income after provision for loan losses                     188,761                        162,865
    Fee and other income                                                      5,019                          2,484
                                                               ---------------------      -------------------------
       TOTAL REVENUE, NET                                        $          193,780           $            165,349
                                                               ---------------------      -------------------------

OPERATING EXPENSES
    Salaries and employee benefits                               $           13,878           $             15,895
    Other expenses                                                           45,664                         37,383
                                                               ---------------------      -------------------------
       TOTAL OPERATING EXPENSES                                  $           59,542           $             53,278
                                                               ---------------------      -------------------------

    INCOME BEFORE INCOME TAXES                                   $          134,238           $            112,071
    Income taxes                                                             55,787                         46,682
                                                               ---------------------      -------------------------
NET INCOME                                                       $           78,451           $             65,389
                                                               =====================      =========================

DIVIDENDS DECLARED                                               $           36,000           $             27,000
                                                               =====================      =========================

BASIC AND DILUTED EARNINGS PER COMMON SHARE -
    (based on 20 million average shares outstanding)             $             3.92           $               3.27
                                                               =====================      =========================

DIVIDENDS DECLARED PER COMMON SHARE                              $             1.80           $               1.35
                                                               =====================      =========================

OPERATING RATIOS
Net interest margin                                                           2.04%                          2.44%
Operating expense as a percentage of
   average insured student loans                                              0.63%                          0.79%
Return on equity                                                             19.53%                         17.97%

See accompanying notes to financial statements.

                         THE STUDENT LOAN CORPORATION
                                BALANCE SHEETS
                            (Dollars in thousands)
                                 (Unaudited)



                                                                                   September 30,          December 31,
                                                                                        2000                  1999
                                                                                 -----------------      -----------------

ASSETS
  Insured student loans                                                           $     14,629,691      $      10,864,980
  Allowance for loan losses                                                                  3,950                  3,768
                                                                                 -----------------      -----------------
  Insured student loans, net                                                            14,625,741             10,861,212
  Cash                                                                                         279                    251
  Deferred tax benefits                                                                     21,237                 24,325
  Other assets                                                                             459,111                310,680
                                                                                 -----------------      -----------------

  TOTAL ASSETS                                                                    $     15,106,368      $      11,196,468
                                                                                 =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                                                           $     11,085,306      $       7,312,061
  Long-term notes                                                                        3,222,000              3,222,000
  Payable to principal stockholder                                                          10,021                 11,552
  Other liabilities                                                                        231,209                135,723
                                                                                 -----------------      -----------------

        Total Liabilities                                                               14,548,536             10,681,336
                                                                                 -----------------      -----------------

  Common stock                                                                                 200                    200
  Additional paid-in capital                                                               134,772                134,523
  Retained earnings                                                                        422,860                380,409
                                                                                 -----------------      -----------------

        Total Stockholders' Equity                                                         557,832                515,132
                                                                                 -----------------      -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     15,106,368      $      11,196,468
                                                                                 =================      =================

AVERAGE INSURED STUDENT LOANS                                                     $     12,578,556      $       9,406,600
  (year-to-date)                                                                 =================      =================




See accompanying notes to financial statements.

                         THE STUDENT LOAN CORPORATION
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                                             Nine months ended
                                                                               September 30,
                                                             -----------------------------------------------
                                                                      2000                      1999
                                                             ------------------------    -------------------
Cash flows from operating activities:
Net income                                                      $         78,451          $         65,389
Adjustments to reconcile net income to
net cash from operating activities:
     Depreciation and amortization                                        23,030                     7,416
     Provision for loan losses                                             3,693                     2,765
     Deferred tax provision                                                3,088                     6,613
     (Increase) in accrued interest receivable                          (150,776)                  (53,936)
     Decrease (increase) in other assets                                   6,781                    (8,621)
     Increase (decrease) in other liabilities                             94,203                   (68,012)
                                                             --------------------       -------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       58,470                   (48,386)
                                                             --------------------       -------------------

Cash flows from investing activities:
     Disbursements of loans                                           (2,879,645)               (1,505,123)
     Repayment of loans                                                2,145,311                   780,854
     Purchase of loans                                                (3,287,780)                 (913,657)
     Sale of loans                                                       231,346                   218,902
     Capital expenditures on furniture and equipment                      (4,919)                     (371)
                                                             --------------------       -------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (3,795,687)               (1,419,395)
                                                             --------------------       -------------------

Cash flows from financing activities:
     Net increase in borrowings with original
        maturities of one year or less                                 3,773,245                 5,747,962
     Proceeds from long-term borrowings                                        -                   259,000
     Repayment of long-term debt                                               -                (4,512,000)
     Dividends paid to stockholders                                      (36,000)                  (27,000)
                                                             --------------------       -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,737,245                 1,467,962
                                                             --------------------       -------------------

NET INCREASE IN CASH                                                          28                       181
CASH - BEGINNING OF PERIOD                                                   251                        37
                                                             --------------------       -------------------

CASH - END OF PERIOD                                            $            279          $            218
                                                             ====================       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:
           Interest                                             $        503,661          $        395,958
           Income taxes                                         $         46,836          $         35,568


See accompanying notes to financial statements.

                         THE STUDENT LOAN CORPORATION

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2000



1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of September 30, 2000 and for the three- and nine-month periods ended September 30, 2000 and 1999 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report and Form 10-K.

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

3.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup and its affiliates on the other hand. At September 30, 2000, the Company had outstanding short-term and long-term borrowings with CNYS of $ 11.1 billion and $3.2 billion, respectively, compared to $7.3 billion and $3.2 billion, respectively, at December 31, 1999. For the three- and nine- month periods ended September 30, 2000, the Company incurred $237.0 million and $581.2 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $122.8 million and $354.3 million, respectively, for the same periods in 1999. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.       INTEREST RATE SWAP AGREEMENTS

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements, generally with an affiliate, on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Upon entering into a swap agreement, the Company generally receives payments based on the three-month LIBOR and makes payments based on the asset yield, usually the 90-day Treasury Bill rate. The Company effectively reduces the risk of potential interest rate variability by entering into basis swap agreements to receive interest based on the characteristics of the Company's liabilities and pay interest based on the interest rate characteristics of the Company's assets.

         At September 30, 2000 and December 31, 1999, the Company had no interest rate swap agreements outstanding and managed interest rate risk directly through its funding agreements.

         For the third quarter and the first three quarters of 2000, the Company had no interest transactions related to swap agreements. For the third quarter of 1999, the Company incurred $0.1 million of interest expense related to swap agreements. In the first three quarters of 1999, the Company had a reduction of interest expense of $3.1 million related to these agreements.

5.       SHORT AND LONG-TERM BORROWINGS

         In the first nine months of 2000, short-term debt increased by $3.8 billion to $11.1 billion. For the same period in 1999, short-term debt increased by $5.7 billion. The $3.2 billion long-term borrowings balance at September 30, 2000 did not change from that outstanding at December 31, 1999. Long-term borrowings increased by $0.3 billion during the first nine months of 1999 and $4.5 billion was repaid during that period.

6.       FUTURE IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and it amended that statement in June 1999 and June 2000. The Company will adopt these new rules on January 1, 2001, when the rules become effective for calendar year companies, for any derivative instruments held at that time.

         The new standards will significantly change the accounting treatment of derivative contracts that are employed to manage risk, as well as certain derivative-like instruments embedded in other contracts. The rules require that all derivatives be recorded on the balance sheet at their fair values. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

         For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment will depend on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair values will not be included in current earnings but will be reported as other changes in stockholders' equity from nonowner sources. These changes in fair values will be included in earnings of future periods when they are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings. The Company's cash flow hedges will primarily include hedges of floating rate borrowings. As a result, while the earnings impact of cash flow hedges may be similar to existing accounting practice, the amounts included in other changes in stockholders' equity from nonowner sources may vary depending on market conditions.

         For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. The Company's fair value hedges would primarily include hedges of fixed rate long-term debt.

         The Company may make changes to risk management strategies and also anticipates an increase in the complexity of the accounting and recordkeeping requirements for hedging activities, but overall it does not foresee a material impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effect of which cannot be presently anticipated.

7.       COMMITMENTS AND CONTINGENCIES

         A consolidated stockholder complaint is pending against the Company. For further information, see "Legal Proceedings" beginning on page 13 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1999 and on page 13 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

         Also, various legal proceedings arising out of the normal course of business are pending against the Company. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

         In addition, since 1992 a series of amendments to the Higher Education Act of 1965 (the "Act"), which governs the Federal Family Education Loan ("FFEL") Program, have increased costs and reduced interest payments to lenders. These legislative changes have progressively reduced the spread the Company receives over the base indices used to establish interest spreads that borrowers pay and lenders receive. Furthermore, the increased loan premium amortization from recent portfolio acquisitions and less favorable funding rates compared to prior years have additionally contributed to the reduction of net interest margin. Pressure on margins is expected to continue as a result of portfolio product mix. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies in the form of increased risk-sharing costs and reduced interest spreads. Any such amendments could adversely affect the Company's business and prospects.

         The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders such as the Company do not participate. Direct Lending currently accounts for approximately one-third of the student loans originated under federally sponsored programs.


8.       SUBSEQUENT EVENT

         On November 3, 2000, the Company in conjunction with nine other participants in the FFEL Program and one trade organization (the "Plaintiffs") filed a lawsuit against the Secretary of the Department of Education (the "Defendant"), alleging, among other things, that the Department violated the Administrative Procedure Act ("APA") and Title IV, Part D of the Higher Education Act (the "Act") by implementing certain taxpayer-funded borrower benefit programs, effective on or after July 1, 2000, only for loans made through the Direct Lending Program. The Plaintiffs seek declaratory relief with respect to the proper construction of, and Defendant's non-compliance with, the applicable provisions of APA and the Act.

         One of the issues contained in the lawsuit is the recent Department of Education decision to begin offering students a significantly better rate on loan consolidations made through the Direct Lending Program than is available to borrowers in the FFEL Program. This difference may have a material impact on the Company's ability and appropriateness to continue substantial participation in Loan Consolidation offerings.

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


         FINANCIAL CONDITION

         During the nine months ended September 30, 2000, the net insured student loan portfolio of the Company grew by $3.8 billion (35%) from the balance at December 31, 1999. This growth was the result of loan disbursements totaling $2.9 billion and loan purchases of $3.3 billion in the first nine months of 2000, partially offset by $0.2 billion in loan sales and $2.1 billion in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $0.1 billion. During the nine months ended September 30, 1999, the Company made loan disbursements of $1.5 billion, loan purchases of $0.9 billion, loan sales of $0.2 billion, and loan reductions of $0.8 billion in the first nine months of 1999. The increase in loan purchases for the first three quarters of 2000 compared to the same period in 1999 is primarily attributable to the Company's loan portfolio acquisition efforts during this period, as well as to third party loan consolidation marketing initiated in June 2000.

         The Company's loan disbursements and new CitiAssist loan commitments for the first nine months of 2000 of $3.2 billion were $1.5 billion (86%) more than those made in the same period of 1999. This increase is attributable primarily to increases in new Federal Consolidation program loan disbursements. During the first nine months of 2000, new CitiAssist loan commitments increased to $0.3 billion, a $0.1 billion (55%) increase from the same period last year. FFEL Program Stafford and Plus loan disbursements of $1.5 billion in the first nine months of 2000 is $0.2 billion (12%) higher than the $1.3 billion disbursed during the same period of 1999. Federal Consolidation program loan originations of $1.4 billion for the first three quarters of 2000 have increased $1.2 billion compared to the same period of 1999.

         During the first nine months of 2000, the Company made $504 million in interest payments, principally to CNYS, compared to $396 million for the same period in 1999. The increase is due to changes in both the size of the borrowings and interest rates as well as timing of interest payments. The Company paid $47 million in income taxes during the first three quarters of 2000, compared to $36 million for the same period last year. The increase in the amount of taxes paid is primarily due to timing differences in making intercompany tax payments and does not reflect any significant changes in applicable income tax rates.

         Other assets at September 30, 2000 increased $148.4 million (48%) from December 31, 1999, principally as a result of additional interest receivable attributable to growth in the student loan portfolio and timing of interest receipts. Other liabilities, principally comprised of accrued interest and income taxes payable, increased $95.5 million (70%) from December 31, 1999, primarily due to accrued interest on new borrowings and timing differences in making intercompany interest and tax payments.

         In the first nine months of 2000, short-term debt increased by $3.8 billion to $11.1 billion. The increase in borrowings resulted from the Company's decided action to grow assets by loan sourcing to non-direct distribution channels, specifically the secondary market and third party loan consolidation marketing. For the first nine months of 1999, short-term debt increased by $5.7 billion. This new short-term debt was used primarily to replace maturing long- term debt. The $3.2 billion long-term borrowings balance at September 30, 2000 did not change from that outstanding at December 31, 1999. Long-term borrowings increased by $0.3 billion during the first nine months of 1999 and $4.5 billion was repaid during that period.

         The Company paid a quarterly dividend of $0.60 per common share on September 1, 2000. On October 19, 2000, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.60 per share to be paid December 1, 2000 to stockholders of record on November 15, 2000.

         RISK MANAGEMENT

         Risk management is an important business objective of the Company. The Company actively manages market, price and other risks. For further information, see "Risk Management" beginning on page 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         MARKET RISK

         The Company's primary market risk exposure is to fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk which reflects repricing gaps in the position as well as option positions, both explicit and embedded in the loan portfolio. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified shift in the interest rate yield curve. The yield curve shift is statistically derived as a two standard deviation change in a short-term interest rate over the period required to defease the position (usually four weeks). As of September 30, 2000, the rate shift over a four-week defeasance period applied to the interest rate yield curve for purposes of calculating Earnings-at-Risk was 38 basis points.

         The Earnings-at-Risk calculation is a measure to look at exposures based upon the Company's position at one point in time. As indicated in the table below, as of September 30, 2000 a 38 basis point (two standard deviation) increase in the interest yield curve would have a potential positive impact on the Company's pretax earnings of approximately $5.6 million in the next twelve months and a potential negative impact of approximately $2.0 million for the total five-year period 2001-2005. A two standard deviation decrease in the interest yield curve would have a potential negative impact on the Company's pretax earnings of approximately $3.3 million in the next twelve months and a potential positive impact of approximately $6.7 million for the five-year period 2001-2005.



                     Earnings-at-Risk (effect on pre-tax earnings) as of September 30, 2000
-------------------------------------------------------------------------------------------------------------
(Dollars in millions)                        2001       2002       2003       2004        2005      Total
-------------------------------------------------------------------------------------------------------------
Two standard deviation increase               $5.6     ($1.9)     ($1.9)     ($1.9)      ($1.9)     ($2.0)
-------------------------------------------------------------------------------------------------------------
Two standard deviation decrease            ($  3.3)     $2.8       $2.6       $2.4        $2.2       $6.7
-------------------------------------------------------------------------------------------------------------


                     Earnings-at-Risk (effect on pre-tax earnings) as of September 30, 1999
-------------------------------------------------------------------------------------------------------------
(Dollars in millions)                        2000       2001      2002        2003        2004       Total
-------------------------------------------------------------------------------------------------------------
Two standard deviation increase               $8.4     ($2.7)     ($2.9)     ($2.6)      ($2.2)     $ (2.0)
-------------------------------------------------------------------------------------------------------------
Two standard deviation decrease               $  -      $3.7       $3.9       $3.5        $2.9      $ 14.0
-------------------------------------------------------------------------------------------------------------

         The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes appropriate actions if interest rates move against the existing structure.

         RESULTS OF OPERATIONS

         Quarter Ended September 30, 2000

         Net income was $24.5 million ($1.23 basic and diluted earnings per share) for the third quarter of 2000. This was an increase of $4.9 million (25%) from earnings for the same period last year. The increase in net income was primarily attributable to higher interest income generated by loan portfolio growth resulting from new originations and loan portfolio acquisition efforts.

         The net interest margin for the third quarter of 2000 was 1.70%, 0.49% lower than the 2.19%, margin for the third quarter of 1999. The decline in the margin was primarily attributable to increases in loan premium amortization resulting from recent portfolio acquisitions and less favorable funding spreads compared to those for the same period last year. The pressure on margins is expected to continue as more loans with lower interest spreads are added to the portfolio and older loans with higher interest spreads are repaid.

         Total operating expenses for the third quarter of 2000 increased $2.7 million (15%) from the same period last year, primarily due to an increase of $3.9 million in fees and other costs to convert newly purchased portfolios and service the significantly larger loan portfolio, partially offset by decreases in current quarter salary costs. Notwithstanding, operating expense as a percentage of average insured student loans improved 0.18% to 0.58%, from the third quarter of 1999 expense ratio of 0.76%. The improvement in the expense ratio was primarily attributable to portfolio growth and efficiencies in administrative and operational expenses.

         Return on equity was 17.7% for the third quarter of 2000, 2.3% higher than the 15.4% return for the same period of 1999. The increase was attributed to higher earnings.

         Nine Months Ended September 30, 2000

         The Company earned net income of $78.5 million ($3.92 basic earnings per share) for the nine months ended September 30, 2000, an increase of $13.1 million (20%) compared to earnings for the first nine months of 1999. The increase was primarily due to higher interest income generated by loan portfolio growth resulting from new originations and loan portfolio acquisition efforts. Management believes that the rapid asset growth was as a result of opportunistic market conditions in the secondary market and loan consolidation business. Continued growth in these areas will depend on market conditions.

         Total operating expenses for the first nine months of 2000 were $59.5 million, $6.3 million (12%) higher than the same period last year due to increased costs to service the significantly larger portfolio, partially offset by decreases in salary costs. Notwithstanding, operating expense as a percentage of average insured student loans for the first nine months of 2000 decreased to 0.63%, an improvement of 0.16% compared to the first nine months of 1999. The improvement in the expense ratio was primarily attributable to portfolio growth and efficiencies in administrative and operational expenses.

         Return on equity was 19.5% for the nine months ended September 30, 2000, 1.5% higher than the 18.0% return for the same period of 1999. The increase was attributed to higher earnings.

         The Company's effective tax rate was approximately 41.6% for the first nine months of 2000, compared to 41.7% for the same period in 1999.

         REGULATORY IMPACTS

         In recent years the Company's loan portfolio, comprised primarily of loans originated under the FFEL Program, has been subject to increased costs and reduced interest payments to lenders as a result of amendments to the Higher Education Act of 1965, which governs the FFEL Program. Pressure on margins will continue as more loans are originated with lower revenue yields, resulting in reduced interest spreads received by FFEL Program lenders.

         In order to counteract the reduced net interest margin on the Company's loan portfolio resulting from these legislative changes, the Company has aggressively pursued both new and existing marketing programs, expanded its guarantor relationships and sought new ways to meet the education finance needs of schools and students, including the implementation of loan programs, such as the Company's CitiAssist loan program, that are not dependent on Federal funding, guarantees and authorization.

         The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders such as the Company do not participate. Direct Lending currently accounts for approximately one-third of the student loans originated under federally sponsored programs.

         OTHER

         On November 3, 2000, the Company in conjunction with nine other participants in the FFEL Program and one trade organization (the "Plaintiffs") filed a lawsuit against the Secretary of the Department of Education (the "Defendant"), alleging, among other things, that the Department violated the Administrative Procedure Act ("APA") and Title IV, Part D of the Higher Education Act (the "Act") by implementing certain taxpayer-funded borrower benefit programs, effective on or after July 1, 2000, only for loans made through the Direct Lending Program. The Plaintiffs seek declaratory relief with respect to the proper construction of, and Defendant's non-compliance with, the applicable provisions of APA and the Act.

         One of the issues contained in the lawsuit is the recent Department of Education decision to begin offering students a significantly better rate on loan consolidations made through the Direct Lending Program than is available to borrowers in the FFEL Program. This difference may have a material impact on the Company's ability and appropriateness to continue substantial participation in Loan Consolidation offerings.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         27      Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2000





                                            The Student Loan Corporation





                                                 By /s/ Steven Gorey
                                                    ----------------
                                                        Steven Gorey
                                                        Vice President and
                                                        Chief Financial Officer