Form 10-K405
period 2000-12-31
STUDENT LOAN CORP
filed 2001-03-30
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K

                               ------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
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
          Common Stock                         New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
-------------------------------------------------------------------------------

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2001 was approximately $270 million. On that date, there were 20,000,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 16, 2001 are incorporated by reference into Part III of this Report.

2000 Annual Report and Form 10-K







                                                                             THE
                                                                    STUDENT LOAN
                                                                     CORPORATION

CONTENTS

 1   Management's Discussion and Analysis
 8   Other Business and Industry Information
13   Independent Auditors' Report
14   Financial Statements
16   Notes to Financial Statements
29   Securities and Exchange Commission Information
31   10-K Cross Reference Index
32   Directors and Executive Officers
33   Stockholders Information

MANAGEMENT'S  DISCUSSION
AND ANALYSIS


GENERAL

The following discussion should be read in conjunction with the financial statements and accompanying notes.

Background

The Student Loan Corporation (the "Company") originates, holds and services federally insured student loans through a trust agreement with Citibank (New York State). The Company is one of the nation's largest originators/holders of loans originated under the Federal Family Education Loan ("FFEL") Program, authorized by the Department of Education (the "Department") under the Federal Higher Education Act of 1965, as amended (the "Act"). The Company also holds student loans that are not insured under the Act, including CitiAssist loans, introduced in 1997.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. For more than 25 years prior to December 22, 1992, the Company operated as a division (the "Division") of Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold four million shares of its holdings of the Company's common stock in an initial public offering and currently CNYS continues to own 80% of the Company's outstanding common stock.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "intend", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; the Company's ability to acquire or originate loans in the amounts anticipated and with interest rates to generate sufficient yields and margins; the Company's ability to continue to develop its electronic commerce initiatives; the successful resolution of legal proceedings; as well as general economic conditions, including the performance of financial markets and the passage of regulatory changes.

Future Application of Accounting Standards

See Note 15 to the Financial Statements for a discussion of recently issued accounting pronouncements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company's 2000 net income was $104.9 million ($5.24 basic earnings per common share), up $15.4 million (17%) from 1999 net income of $89.5 million ($4.47 basic earnings per common share). The increase in net income was primarily attributable to higher net interest income as a result of portfolio growth generated by loan originations, secondary market loan activities and third party loan consolidation marketing.

At December 31, 2000, the Company's student loan assets, primarily comprised of loans originated through the Federal Family Education Loan ("FFEL") Program, reached $15.8 billion, up 45% from the December 31, 1999 level of $10.9 billion. The $4.9 billion increase in loans outstanding was primarily due to new loan disbursements of $2.2 billion and secondary market, Loan Consolidation and CitiAssist portfolio purchases of $4.3 billion in 2000, partially offset by repayments of loans. New FFEL Program Stafford and Parent Loans to Undergraduate Students ("PLUS") disbursements of $1,856 million for 2000 were up $151 million (9%) from 1999. Disbursements in 2000 also included Loan Consolidations of $352 million, an increase of $74 million (27%) from 1999. These disbursements do not include Consolidation Loans generated through third party marketing relationships, included in purchases below. CitiAssist loans of $204 million, disbursed in 2000 by CNYS but not yet acquired by the Company, are not included as Company disbursements. In order to comply with certain legal and other requirements, CitiAssist loans are originated by CNYS. The Company will purchase all qualified CitiAssist loans following full disbursement. During the first half of 2001, the Company expects to acquire substantially all of the $204 million CitiAssist loans owned by CNYS at December 31, 2000. CitiAssist loans originated by CNYS of $439 million in 2000 were $147 million (51%) higher than the prior year. Excluding the purchase premium, the Company's CitiAssist loan portfolio grew to $677 million by December 31, 2000, a $329 million increase from the December 31, 1999 balance of $348 million.

Of the loan portfolios purchased in 2000 totaling $4,252 million, $375 million were CitiAssist loan purchases, $1,819 million were Consolidation Loan purchases and $2,058 million were purchases of other FFEL Program loan portfolios. The overall purchases were $2,712 million higher than the 1999 purchases, which were comprised of $314 million of CitiAssist loans, $83 million of Consolidation Loans and $1,143 million of other FFEL Program loans. The Company's management believes that recently enacted Department of Education regulations for the Direct Lending Program will result in a prospective moderation of Consolidation Loan purchase volume by FFEL Program lenders.

The allowance for loan losses balance primarily represents estimated potential losses arising from the risk-sharing provisions of the FFEL and CitiAssist Programs. Most FFEL Program loans submitted for default claim are subject to the 2% risk-sharing provisions of the Act. CitiAssist loans are subject to 5% risk-sharing charges in accordance with provisions of an agreement with Guaranty National Insurance Company ("GNIC"), the primary insurer of these loans. A portion of CitiAssist loans is not insured against loss, but may be covered under other risk-sharing agreements. The allowance for loan losses balance decreased to $2.9 million at December 31, 2000, $0.9 million less than the $3.8 million balance at December 31, 1999. The decrease in allowance for loan losses primarily occurred as a result of adoption in 2000 of the Federal Financial Institutions Examination Council's (FFIEC's) revised Uniform Retail Classification and Account Management Policy, which provided guidance on the reporting of delinquent consumer loans and the timing of associated charge-offs. Since the Company's current charge-off policies were generally consistent with the revised FFIEC policies, there was no material change in the loan loss provision due to its adoption. However, risk-sharing charge-offs, which are offset against the allowance for loan losses, increased by approximately $1.6 million due to its adoption.

The Company's return on equity for 2000 was 19.3%, a 1.1% increase from 18.2% in 1999. The improvement was primarily attributable to gains in net income resulting from higher interest income generated by the significant growth in the portfolio.

Net Interest Income

 Net interest income (interest earned from student loans less interest expense on borrowings) for 2000 was $258.3 million, a $32.5 million (14%) increase compared with 1999 net interest income of $225.8 million. The increase was a result of higher interest revenue attributable to the large growth in average loans outstanding.

Net interest margin for 2000 was 1.95%, a decline of 0.45% from 2.40% in 1999. More than half of the decline was attributable directly to the Company's decision to diversify loan sourcing to non-direct distribution channels, specifically purchasing loans through both the secondary market and third party loan consolidation channels. Loans acquired through these channels generally have lower yields than student loans sourced directly through school lender lists. The significant increase in loans acquired through indirect channels since the third quarter of 1999 resulted in a decline of 0.25% in the net interest margin for 2000. Continued participation in these initiatives will depend on market conditions. The remainder of the margin decline is attributable to the addition of new FFEL Program loans to the portfolio at the legislated lower lender yields along with higher funding spreads during the second and third quarters.

In recent years, amendments to the Act have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies in the form of increased risk-sharing costs and reduced interest margins. Any such amendment could adversely affect the Company's business and prospects. In an effort to continue to increase its net income in future years, the Company is continuing to attempt to increase the size of its loan portfolio, thereby taking advantage of greater economies of scale. In addition, in recent years the Company has pursued new marketing programs, expanded its guarantor relationships, and developed loan products, such as CitiAssist, that are not dependent on federal funding, guarantees and authorization.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities.

Average Balance Sheet


--------------------------------------------------------------------------------------------------------------------
                                                  2000                       1999                        1998
--------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                            INCOME/                    INCOME/                     INCOME/
                                        BALANCE  EXPENSE  RATE     BALANCE  EXPENSE  RATE      BALANCE  EXPENSE  RATE

Average insured student loans         $   13,226 $1,093  8.26%   $  9,407  $  720   7.65%   $  8,112    $ 646   7.96%
Average non-interest earning assets          374                      279                        252
---------------------------------------------------------------------------------------------------------------------
Total average assets                  $   13,600                 $  9,686                   $  8,364
=====================================================================================================================
Average interest bearing liabilities  $   12,890 $  835  6.48%   $  9,053  $  494   5.46%   $  7,797    $ 454   5.82%
Average non-interest bearing
   liabilities                               166                      141                        136
Average equity                               544                      492                        431
---------------------------------------------------------------------------------------------------------------------
Total average liabilities and equity  $   13,600                 $  9,686                   $  8,364
=====================================================================================================================
Net interest margin                   $   13,226 $  258  1.95%   $  9,407  $  226   2.40%   $  8,112    $ 192   2.37%
=====================================================================================================================
Average 91-day Treasury Bill rate
   at the final auction date before
   June 1st for Stafford revenue                         5.89%                      4.62%                       5.16%
Average 52-week Treasury Bill rate
   at the final auction date before
   June 1st for PLUS/SLS reset                           6.38%                      4.88%                       5.65%
=====================================================================================================================

The following table shows the components of the annual changes in net interest income.

Rate/Volume Analysis


                                       2000 COMPARED TO 1999                 1999 COMPARED TO 1998
------------------------------------------------------------------------------------------------------------
(Dollars in millions)           INCREASE (DECREASE) DUE TO CHANGE IN:  INCREASE (DECREASE) DUE TO CHANGE IN:
                                   Volume     Rate(a)     Net(b)           Volume    Rate(a)    Net(b)

Interest earning assets          $  312.0    $  61.8    $  373.8         $  99.9   ($ 26.5)   $  73.4
Interest bearing liabilities        236.7      104.6       341.3            69.9     (30.0)      39.9
------------------------------------------------------------------------------------------------------------
Net interest earnings            $   75.3   ($  42.8)   $   32.5         $  30.0    $  3.5    $  33.5
------------------------------------------------------------------------------------------------------------

(a) Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Special Allowance Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates, whereas those issued later have variable rates. Most FFEL Program loans also qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rate on these FFEL Program loans provides less than a specified rate of return, the federal government makes a SAP, which increases the loan yield to various percentage points, ranging between 2.20 and 3.50, depending on the loan's origination date, over a base rate usually tied to either the 91-day or 52-week Treasury Bill auction yield. In addition, recent legislation changed the index used to calculate SAP on loans disbursed during the period January 1, 2000 to June 30, 2003 to the 90-day Commercial Paper rate, which is increased by various percentage points, ranging between 1.74 and 2.64, to arrive at the SAP.

Fee and Other Income

In 2000, the Company generated fee and other income of $6.3 million, a $2.6 million (68%) increase from 1999. This increase was attributable primarily to a $1.5 million gain on the sale of most of the Company's holdings of alternative TERI-insured loans and the generation of $0.6 million in late fees.

Operating Expenses

Operating expenses for 2000 were $79.6 million, 0.60% of average insured student loans. For 1999, operating expenses were $71.8 million, 0.76% of average insured student loans. The $7.8 million (11%) increase in operating expenses is primarily attributable to greater affiliate and external loan servicing charges incurred to service the significantly larger loan portfolio. The 0.16% improvement in the expense ratio was primarily attributable to growth in assets not requiring a commensurate growth in the Company's infrastructure.

Income Taxes

The Company had net deferred income tax liabilities of $47.7 million at December 31, 2000, in contrast to net deferred tax assets of $24.3 million at December 31, 1999. The income tax liabilities result from temporary differences primarily for deferred loan origination costs. The income tax assets arose primarily as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. See Notes 1 and 10 to the financial statements for further discussion.

The Company's effective tax rates were 41.55% for 2000, 41.66% for 1999 and 41.35% for 1998.

1999 Compared to 1998

The Company's 1999 net income was $89.5 million ($4.47 basic earnings per common share), up $16.1 million (22%) from 1998 net income of $73.4 million ($3.67 basic earnings per common share). Excluding restructuring reserve adjustments of $2.2 million ($1.3 million after tax) and affiliated transition expenses of $1.2 million ($0.7 million after tax), 1999 net income was $88.9 million. This was $19.9 million (29%) higher than 1998 net income of $69.0 million, which excluded a restructuring reserve adjustment of $7.5 million ($4.4 million after tax), affiliated transition expenses of $3.7 million ($2.2 million after tax), and interest income proceeds from a Department of Education lawsuit of $3.7 million ($2.2 million after tax). This increase in net income was primarily attributable to higher interest income generated by portfolio growth, partially offset by increased operating expenses, primarily resulting from the higher fees incurred to service the larger portfolio.

At December 31, 1999, net insured loans outstanding reached $10.9 billion, an increase of $2.3 billion (26%) from the December 31, 1998 balance. The increase in loans outstanding was due primarily to new FFEL Program loan disbursements of $2.0 billion and portfolio purchases of $1.5 billion during 1999, partially offset by loan repayments. FFEL Program Stafford and Plus disbursements of $1,705 million for 1999 were up $117 million (7%) from 1998. Disbursements also included Loan Consolidations of $278 million in 1999, an increase of $33 million (13%) from 1998. In addition, the portfolio balance at year-end 1999 included purchased loans originated through the CitiAssist Program of $348 million, $306 million more than at the prior year-end. The allowance for loan losses balance at December 31, 1999 was $3.8 million, an increase of $1.4 million (58%) from the balance at December 31,1998. This increase was attributable primarily to the growth in the portfolio of loans that are in repayment and could incur risk-sharing losses on default claims.

Net interest income was $225.8 million for 1999, compared with 1998 net interest income of $192.3 million, which included $3.7 million of Department of Education lawsuit proceeds. The $33.5 million (17%) increase was primarily the result of greater interest revenue attributable to growth in the portfolio. Net interest margin for 1999 increased to 2.40% from 2.37% in 1998, primarily due to favorable funding spreads in the first half of 1999 between the rates earned on the Company's assets and paid on its funding. However, the legislated reduction of the lender yield on FFEL Program loans originated on or after July 1, 1998, combined with other previously legislated interest rate reductions, partially offset the margin improvements as new loans with these rates were added to the portfolio.

Operating expenses, excluding the one time expense items discussed earlier, were $72.8 million (0.77% of average insured student loans) for 1999, compared to $69.4 million (0.86% of average insured student loans) for 1998. The $3.4 million (5%) increase in 1999 operating expenses was due primarily to greater loan servicing fees incurred as a result of holding a significantly larger loan portfolio. Including the one-time items, 1999 operating expenses totaled $71.8 million (0.76% of average insured student loans), $6.2 million (9%) higher than the prior year's operating expenses of $65.6 million (0.81% of average insured student loans).

Regulatory Impacts

See discussion of the regulations to which the Company's student loan portfolios are subject and their impact on the Company at Notes 1, 2 and 14 to the financial statements.

Risk Management

Risk management is an important business objective of the Company. The Company actively manages market, credit and operating risks.

Market risk encompasses both liquidity risk and price risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates. Market risk is managed through the Company's Asset/Liability Management Committee ("ALCO"). ALCO reviews the current and prospective funding requirements and makes recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company manages credit risk by maintaining risk-sharing agreements with servicers performing certain underwriting operations and by ensuring that any interest rate swap agreements are entered into only with those counterparties having investment-grade external credit ratings. In addition, the Company prepares annual credit programs for its loan products, which include detailed risk analysis by loan type and approval by senior management. Also, the Company is periodically reviewed by Citigroup Audit and Risk Review teams to monitor portfolio quality and processing compliance.

The Company has consistently scored well on these reviews. Credit risk is minimized by the federal guarantees maintained on its FFEL Program student loan portfolios and by the credit loss insurance purchased from investment grade insurance companies on a significant majority of its private alternative loan portfolio.

Operating risks are those risks arising from servicing defects that could potentially result in losses to the guaranteed student loan portfolio. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks by conducting compliance and process reviews of the Company's loan servicers and through contractual remedies for any losses incurred due to servicing errors.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of the Company's loan portfolio by one servicer, an affiliated company. The Company believes that its policies, procedures, servicer reviews, and contractual remedies mitigate this risk. Furthermore, the Company currently maintains servicing agreements with several other servicers capable of providing the necessary servicing.

The Company's FFEL Program guaranteed loan portfolio is subject to regulatory risk in the form of reduced interest subsidies and increased origination costs. New legislation and the reauthorization process have periodically reduced the net interest margin earned by lenders.

Market Risk

The Company's primary market risk exposure is to fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company may use interest rate swap agreements to manage interest rate risk in response to changing market conditions and to change the characteristics of the related underlying liabilities. When the interest rate characteristics of particular liabilities closely match the characteristics of the assets they fund, derivatives may not be required. During all of the year 2000 and periods of 1999, including year-end, the Company had no interest rate swap agreements outstanding. Additional information about interest rate swap agreements is located in Note 11 to the financial statements.

Market risk is measured using various tools, including Earnings-at-Risk. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation reflects the repricing gaps in the position as well as option positions, both explicit and embedded in the loan portfolio. The exposure is calculated by multiplying the gap between interest sensitive items, including assets, liabilities, and derivative instruments, by a 100 basis point change in the yield curve.

The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of December 31, 2000 a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $17.9 million for 2001 and a potential negative impact of approximately $2.0 million for all the years after 2000. A 100 basis point decrease in the interest yield curve as of December 31, 2000 would have a potential positive impact on the Company's pretax earnings of approximately $3.1 million in 2001 and $35.6 million for all the years after 2000.

Earnings-At-Risk (on pre-tax earnings)

                                            DECEMBER 31, 2000           DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------
                                      2001   THEREAFTER   TOTAL     2000   THEREAFTER    TOTAL
-----------------------------------------------------------------------------------------------
(Dollars in millions)

One hundred basis point increase     $17.9    ($19.9)    ($ 2.0)   $15.0      ($19.8)   ($ 4.8)
One hundred basis point decrease       3.1      32.5       35.6      5.1        35.3      40.4
-----------------------------------------------------------------------------------------------

Certain information has been restated from that presented in the prior year to reflect a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). These changes were made to be consistent with the price risk management utilized within the organization of the Company's majority shareholder, CNYS, and its affiliates.

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e. the Treasury Bill to LIBOR rate spreads). The Company, through its ALCO, actively manages these risks by setting Earnings-at-Risk limits and takes the appropriate actions if interest rates move against the existing structure.

Liquidity and Capital Resources

The Company's primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and company operations. The Company made no material capital expenditures in 1999 or 1998. However during 2000, the Company expanded initiatives on internally developed computer software for internal use, incurring $6.3 million in capitalized software expenditures during the year. These initiatives are expected to continue in 2001 and future years. The Company does not expect that expenditures related to software development costs will have a material effect on its liquidity or financial position.

The Company's cash used for investing activities amounted to $4,955.8 million in 2000, $2,242.4 million in 1999, and $1,021.1 million in 1998. Investing activities were financed in 2000, 1999, and 1998 primarily through the utilization of available short- and long-term credit lines. New borrowings, net of repayments, at December 31, 2000 and 1999 increased $4,855.7 million and $2,316.0 million, respectively, compared to borrowings outstanding at the end of the respective previous year.

The Company's future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowing.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently meets its funding requirements through credit facilities provided by CNYS. On November 30, 2000, the Company replaced its November 4, 1999 credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit for combined short- and long-term borrowings from $15.0 billion to $20.0 billion. Maturity dates and terms for all existing outstanding notes were unchanged. At December 31, 2000, $4.6 billion of the credit facility was available for additional future short- and long-term borrowings.

The Company currently has no specific plans for additional future financing programs. However, the Company continues to explore and evaluate alternative sources of funding. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months.

OTHER BUSINESS AND
INDUSTRY INFORMATION

Student Loans

The Company's portfolio is comprised primarily of loans originated through the FFEL Program. These loans consist of subsidized Federal Stafford loans, unsubsidized Federal Stafford loans, PLUS loans and Federal Consolidation loans. The Company also owns a portfolio of Health Professions Education Loans ("HEAL" loans) which consists of guaranteed student loans in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services. Although no new loans are being originated under this program, the Company has pursued acquisition of HEAL loans from other holders.

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

The Company's portfolio also contains loans originated through alternative loan programs, primarily CitiAssist. Alternative loan programs are available for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the student's, parent's, or co-signer's creditworthiness in addition to financial need and most are insured by a private insurer.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford loans, unsubsidized Federal Stafford loans, PLUS loans and HEAL loans. The Company also makes Loan Consolidation disbursements through third party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through school lender lists.

Origination of FFEL Program Loans

In the years ended December 31, 2000 and 1999, the Company originated $2.2 billion and $2.0 billion, respectively, of FFEL Program loans. The Company's main sources of borrowers include referrals from financial aid administrators, repeat borrowers, Internet leads and college fair participants.

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

For Stafford loans, the student and school complete a Master Promissory Note and send it either to the Company or directly to the guarantor. For PLUS loans, the school and parent complete a combined application/promissory note. Both the guarantor and the Company must approve the loan request. If the guarantor approves it, a guarantee certificate is then issued and sent to the Company. After receiving the notice of guarantee, the Company makes disbursements of the loan directly to the school and sends a disclosure statement to the student confirming the terms of the loan.

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

Marketing

Unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans that it originates. Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators ("FAAs"). The Company attributes its growth primarily to its emphasis on providing service to FAAs, offering competitive and innovative products that meet the needs of schools and students, expansion of marketing channels through electronic commerce and its employment of a focused marketing and sales team.

Management believes that FAAs are one of the most important influences on lender selection. An FAA, in order to streamline the financial aid process and promote competition, may develop a list of preferred lenders which students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAAs by offering a variety of products and services that help FAAs aid students in financing their education. The Company's Account Managers service the financial aid community and assist FAAs by resolving problems and issues, providing updates on the Company's programs and providing information for students.

The Company has made advancements in and expects to continue to develop its electronic commerce initiatives. The Company's main Web site, www.studentloan.com, as well as its other proprietary Web sites, www.citiassist.com and www.faaonline.com, provide useful information and online functionality for both students and FAAs. Development of online application and approval capabilities has contributed to the growth of the private loan CitiAssist product.

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

The Company's borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. Approximately one-half of the Company's loan portfolio is comprised of loans made to or on behalf of students from New York and California.

Competition

The student loan industry is highly competitive and the Company competes with thousands of eligible lenders. The Company is one of the nation's largest originators of FFEL Program loans and has been increasing its market share for almost a decade. As a large participant in the student loan industry, the Company has been able to leverage economies of scale to partially mitigate regulatory changes and increase market share over most competitors. The Company competes by offering a full array of FFEL Program and private loan products. In addition, unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans that it originates.

The Company is the nation's second largest holder of FFEL Program loans. Sallie Mae, the largest holder, has a portfolio that is several times larger than the Company's. When Sallie Mae began originating loans on its own behalf, it became a direct competitor of the Company. The Company also competes directly with Sallie Mae and other secondary markets in making loan purchases.

The Federal Direct Student Lending ("FDSL") Program, which also provides loans to students and parents, has, by its existence, reduced the origination volume available for FFEL Program loans. Currently, the FDSL Program accounts for approximately 35% of federal student loan program originations (exclusive of the Perkins Loan Program). In November 2000, the Company, together with a number of other FFEL Program participants, filed a legal action against the Secretary of Education in the United States District Court for the District of Columbia seeking a declaratory judgment that certain actions of the Department of Education ("DOE") are in violation of the Higher Education Act and the Administrative Procedures Act and enjoining the DOE's preferential treatment of the FDSL Program over private FFEL Program lenders.

FFEL Program Guaranty Agencies

The Company is insured on its holdings of FFEL Program loans in the case of a borrower's default, death, disability, bankruptcy, closed school or unpaid school refund. The coverage is provided by certain state or non-profit guaranty agencies ("guarantors"), which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

If a guarantor's administrative or financial condition falls below specified levels or the Secretary of Education determines that the agency is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continuance of claim payments, including the transfer of guarantees to another agency or paying claims directly to lenders. To date, all claims filed by the Company that had been approved for payment by guaranty agencies have been paid.

Collections and Claims

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

At prescribed times, the Company requests collection assistance from the relevant guaranty agency before submitting a claim. These requests serve to notify the guaranty agency of seriously delinquent accounts before claim and allow the agency to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program collection requirements, the collection department resumes working the account for payment and/or institutes a process to reinstate the guarantee.

The reauthorization of the Act in October 1998 included new provisions for determining when a FFEL Program loan is considered to be in default. Under these provisions, loans with delinquencies occurring on or after October 7, 1998 that are 270 days past due are considered to be in default. Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur.

A claim may be rejected by a guaranty agency under certain circumstances, including, for example, if a claim is not filed timely, adequate documentation is not maintained, the loan is improperly serviced or the lender does not perform the required collection due diligence. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

Claims which are rejected may be "cured", involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender locates the borrower in a case involving a timely claim filing violation or by obtaining a payment or a new signed repayment agreement from the borrower in the case of certain collection due diligence violations. In 2000, the Company was able to cure approximately 70% of all rejected claims. For rejected claims, the Company allows a full four months for the collections department or servicers to work the accounts in attempts to effect cures before they are written off as operating losses. Interest penalties may be assessed by guarantors for certain violations of the due diligence requirements even though the remainder of a claim may be paid. Examples of errors that cause interest penalties include isolated missed collection calls or failures to send collection letters as required.

The rate of student loan defaults tends to be higher than default rates for other consumer loans, especially among students at proprietary schools. In an effort to reduce the default rates, revised eligibility requirements for schools, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified thresholds, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it lends only to students attending institutions which meet the Act's default limits.

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guaranty agency regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize, a loan guarantee or lender eligibility. An affiliate of the Company that services most of the Company's student loan portfolio also performs regular ongoing compliance reviews at its facility.

The Company also has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. In addition, the Company's Operations Audit staff monitors quality assurance throughout the business. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence, and disbursement processes, including work performed to ensure adherence with regulatory requirements. Also, individual departments perform self reviews on a risk-based frequency. These reviews are done to ensure compliance with federal, guarantor and bank policies/procedures, as well as to identify areas needing process or control improvements.

Regulations of the Department of Education authorize the Department to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties if lenders violate program regulations. The Department conducts frequent on-site audits of the Company's student loan servicing activities. Guaranty agencies conduct similar audits on a biennial basis. During 2000, the Company was audited by five guaranty agencies and a third party insurer, as well as Citigroup Project and Risk Review. None of the audit reports received during 2000 indicated any material exceptions.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence. Both the Department and the guaranty agencies have established stringent servicing requirements that the lender must meet and have developed audit criteria that the lender must pass in order to receive guarantee benefits.

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

Employees

At December 31, 2000, the Company had approximately 343 employees, none of whom was covered by a collective bargaining agreement.

Properties

The Company's headquarters are maintained in Stamford, CT. Other facilities in Pittsford, NY, accommodating primarily the accounting, school servicing and technology activities, are maintained under a seven-year lease agreement with an affiliate expiring in February 2007.

Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of their property is subject.

Following the public announcement of Citigroup's proposal to acquire the 20% of the Company's stock that Citigroup does not already beneficially own, in October 1999 six putative class action complaints were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). In November 1999, one of the six complaints was voluntarily dismissed without prejudice. In December 1999, the Delaware Chancery Court consolidated the five remaining complaints under the caption "In re The Student Loan Corp. Shareholders Litigation" and, on February 3, 2000, plaintiffs filed a consolidated amended complaint. In the consolidated amended complaint, plaintiffs allege, among other things, that because Citigroup holds a majority position in the Company there have been no steps taken to ascertain the Company's true value and that defendants have engaged in a series of self-dealing transactions artificially depressing the Company's stock price. The relief plaintiffs seek includes enjoining Citigroup's offer, or, if the proposed transaction is consummated, rescinding the transaction and recovering monetary damages caused by defendants' alleged breach of fiduciary duties.

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

Later in February 2000, three stockholders' derivative complaints, captioned "Alan Kahn v. Citigroup Inc.", "Kenneth Steiner v. Citigroup Inc.", and "Katherine F. Petty v. Citigroup Inc.", were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries).

The complaints allege, among other things, that defendants breached their fiduciary duties by engaging in a series of self-dealing transactions that are unfair to the Company and a waste of corporate assets. Plaintiffs assert that Citigroup will continue to self-deal to benefit itself and further depress the price of the Company's outstanding public stock so that it can acquire the stock at a depressed price in the future.

Each complaint seeks various forms of relief, including unspecified monetary damages, rescission of certain contracts and transactions, and declaratory and injunctive relief prohibiting Citigroup and its subsidiaries from engaging in further self-dealing with the Company and requiring Citigroup and its subsidiaries to conduct all future business with independent directors and officers of the Company. In April 2000, the Delaware Chancery Court consolidated the three complaints for all purposes under the caption "In re The Student Loan Corp. Derivative Litigation", and designated the "Alan Kahn v. Citigroup Inc." complaint as the operative pleading. The action remains pending.

The Company is also involved in various litigation matters incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings will not be likely to have a material adverse effect on the results of the Company's operations, financial position or liquidity.

INDEPENDENT AUDITORS'
REPORT


The Board of Directors and Stockholders of
The Student Loan Corporation

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Rochester, New York
January 18, 2001

THE STUDENT LOAN
CORPORATION

Statements of Income


                                                                    YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------------------
                                                        2000          1999             1998
-------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

REVENUE
Interest income (note 2)                          $1,093,728   $   719,949    $     646,558
Interest expense (notes 4, 5, and 8)                 835,465       494,167          454,227
-------------------------------------------------------------------------------------------
Net interest income                                  258,263       225,782          192,331
Provision for loan losses (note 2)                     5,587         4,487            3,882
-------------------------------------------------------------------------------------------
Net interest income after provision for loan
   losses                                            252,676       221,295          188,449
Fee and other income (note 8)                          6,365         3,794            2,323
-------------------------------------------------------------------------------------------
Total revenue, net                                   259,041       225,089          190,772
-------------------------------------------------------------------------------------------
OPERATING EXPENSES
Salaries and employee benefits (notes 8 and 9)        18,154        23,031           32,602
Other expenses (notes 7 and 8)                        61,446        48,732           33,016
-------------------------------------------------------------------------------------------
Total operating expenses                              79,600        71,763           65,618
-------------------------------------------------------------------------------------------
Income before income taxes                           179,441       153,326          125,154
Income taxes (note 10)                                74,560        63,868           51,745
-------------------------------------------------------------------------------------------
Net income                                        $  104,881   $    89,458    $      73,409
===========================================================================================
Basic earnings per common share (note 13)         $     5.24   $      4.47    $        3.67
===========================================================================================

See accompanying notes to financial statements.


Balance Sheets


                                                                                DECEMBER 31
-------------------------------------------------------------------------------------------
                                                                      2000             1999
-------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

ASSETS

Insured student loans (note 2)                                  $15,774,291   $  10,864,980
Allowance for loan losses (note 2)                                    2,872           3,768
-------------------------------------------------------------------------------------------
Insured student loans, net                                       15,771,419      10,861,212
Cash                                                                    323             251
Deferred income taxes (note 10)                                          --          24,325
Other assets (note 3)                                               471,489         310,680
-------------------------------------------------------------------------------------------
Total assets                                                    $16,243,231   $  11,196,468
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Short-term borrowings (note 4)                                  $12,332,804   $   7,312,061
Long-term notes (note 5)                                          3,057,000       3,222,000
Payable to principal stockholder (note 10)                            9,551          11,552
Deferred income taxes (note 10)                                      47,656              --
Other liabilities (note 6)                                          223,958         135,723
-------------------------------------------------------------------------------------------
Total liabilities                                                15,670,969      10,681,336
-------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock, par value $0.01 per share;
 authorized 10,000,000 shares; no shares issued or
 outstanding                                                             --              --
Common stock, par value $0.01 per share;
 authorized 50,000,000 shares; 20,000,000
 shares issued and outstanding                                          200              200
Additional paid-in capital                                          134,772          134,523
Retained earnings                                                   437,290          380,409
--------------------------------------------------------------------------------------------
Total stockholders' equity                                          572,262          515,132
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $16,243,231    $  11,196,468
============================================================================================


See accompanying notes to financial statements.

Statements of Stockholders' Equity

------------------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per share amounts)                    ADDITIONAL
                                                       COMMON        PAID-IN           RETAINED
                                                       STOCK         CAPITAL           EARNINGS            TOTAL

BALANCE AT DECEMBER 31, 1997                          $   200         $134,380        $   268,542      $   403,122
Net income                                                --               --              73,409           73,409
Dividends declared, $0.60 per common share                --               --             (12,000)         (12,000)
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                              200          134,380            329,951          464,531
Net income                                                --               --              89,458           89,458
Dividends declared, $1.95 per common share                --               --             (39,000)         (39,000)
Other                                                     --               143                --               143
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                              200          134,523            380,409          515,132
Net Income                                                --               --             104,881          104,881
Dividends declared, $2.40 per common share                --               --             (48,000)         (48,000)
Other                                                     --               249                --               249
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                          $   200         $134,772        $   437,290      $   572,262
------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

Statements of Cash Flows

                                                                                 YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------
                                                               2000                   1999             1998
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $     104,881         $     89,458     $     73,409
Adjustments to reconcile net income to net cash
   from operating activities:
Depreciation and amortization                                    33,802               10,442            5,889
Provision for loan losses                                         5,587                4,487            3,882
Deferred tax provision                                           71,981                7,611            9,645
(Increase) in accrued interest receivable                      (149,747)             (66,433)         (26,523)
(Increase) in other assets                                       (4,825)              (6,811)          (3,079)
Increase (decrease) in other liabilities                         86,482              (73,147)          56,342
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             148,161              (34,393)         119,565
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Disbursement of loans                                        (2,207,797)          (1,982,929)      (1,833,391)
Purchase of loans                                            (4,251,537)          (1,540,128)        (194,293)
Sale of loans                                                   301,983              246,434           68,258
Repayment of loans                                            1,208,547            1,034,765          938,951
Capital expenditures on equipment and
   computer software                                             (7,028)                (550)            (602)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        (4,955,832)          (2,242,408)      (1,021,077)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in borrowings with
   original maturities of one year or less                    4,955,743            3,304,015         (413,559)
Proceeds from long-term borrowings                                  --             3,684,000        2,700,000
Repayments of long-term borrowings                             (100,000)          (4,672,000)      (1,375,000)
Dividends paid to stockholders                                  (48,000)             (39,000)         (12,000)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                     4,807,743            2,277,015          899,441
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                      72                  214           (2,071)
Cash - beginning of period                                          251                   37            2,108
------------------------------------------------------------------------------------------------------------------
Cash - end of period                                      $         323         $        251     $         37
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest                                                  $     727,356         $    542,446     $    396,215
Income taxes                                              $      51,762         $     43,167     $     45,377
------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

NOTES TO FINANCIAL
STATEMENTS



1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Student Loan Corporation (the "Company"), through a trust agreement with Citibank (New York State) ("CNYS"), is an originator, holder, and servicer of student loans, consisting primarily of loans made in accordance with federally sponsored guaranteed student loan programs. The accounting policies of the Company are in conformity with generally accepted accounting principles. The Company's operations are a single segment for financial reporting purposes.

CNYS, a direct wholly-owned subsidiary of Citicorp and an indirect wholly-owned subsidiary of Citigroup Inc., is the largest shareholder of the Company, owning 80% of the Company's outstanding common stock. The accompanying financial statements include expenses for facilities, employee benefits, and certain services provided by CNYS and other Citigroup affiliates. Such expenses are assessed based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

Certain amounts in the prior years' financial statements have been reclassified to conform with the later years' presentations. Such reclassification had no effect on the results of operations as previously reported.

Use of Estimates

Management has used a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses for the reporting period in the preparation of the financial statements in conformance with generally accepted accounting principles. Actual results could differ from those estimates.

Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan ("FFEL") Program authorized by the Department of Education (the "Department") under the Federal Higher Education Act of 1965 as amended, ("the Act"), and are insured by guarantors. Interest on student loans is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements made on or after October 1, 1993, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios.

The Company also has a portfolio of alternative loans, primarily CitiAssist. Most of these loans are insured against loss by a private insurer.

If the Company files a claim with a guarantor and the guarantor denies payment of the claim, the Company immediately discontinues accruing interest on the defaulted loan. Claim denials on FFEL Program loans can occur for a number of reasons, such as the Company not following appropriate due diligence procedures as defined in the guarantor's policies. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest. These amounts of principal and interest write-offs are not material for the periods presented. In these cases, the Company continues its attempts to recover the loan balance from either the guarantor or the borrower. Recoveries on loans previously charged off are offset to current operating expenses. Non-interest accruing loans were $0.2 million at both December 31, 2000 and 1999.

Allowance for Loan Losses

Allowance for loan losses primarily represents a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act. Under these provisions, claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including both principal and accrued interest. The allowance for loan losses also includes estimates of CitiAssist risk-sharing losses. CitiAssist loans insured by Guaranty National Insurance Company ("GNIC"), a private third party insurer, are subject to risk-sharing losses of 5% of the combined principal and accrued interest balances. Estimated loan losses are accrued when the guaranteed and third party insured student loans reach 90 days of delinquency. Risk-sharing losses which arise from actual claims with guarantors and GNIC are charged against the allowance as they occur.

In 2000, the Company adopted the Federal Financial Institutions Examination Council's ("FFIEC's") revised Uniform Retail Classification and Account Management Policy, which provided guidance on the reporting of delinquent consumer loans and the timing of associated charge-offs. Since the Company's current charge-off policies were generally consistent with the revised FFIEC policies, there was no material change in the loan loss provision due to its adoption. However, risk-sharing charge-offs, which are offset against the allowance for loan losses, increased by approximately $1.6 million due to its adoption.

Capitalized Software

The Company develops computer software for internal use. Eligible software development costs are capitalized and amortized over a five-year period.

Interest Rate Swap Agreements

From time to time the Company utilizes interest rate swap agreements to manage its exposure to interest rate risk. Swaps are designated as hedges of certain interest bearing liabilities and are effective in reducing the risk caused by basis differences between borrowing and lending rates. Interest rate swap agreements are maintained for purposes other than trading and are generally held to their full contract maturity dates. Net swap interest receivable or payable is accrued and recorded as an adjustment to interest expense. See also Note 15 for a discussion of a new accounting standard on derivative instruments and hedging activities.

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

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. The deferred tax asset is recognized subject to management's judgment that these tax benefits will be realized.

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

In 2000, 1999, and 1998, the Company had no securities or other contracts to issue company common stock that could result in dilution.

2 STUDENT LOANS

Student loans consist primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program and, generally, have repayment terms of between five and ten years. Whenever the stated interest rate on FFEL Program loans disbursed prior to July 1992 provides less than a specified rate of return, the federal government pays a special allowance payment ("SAP") which increases the loan yield to various percentage points, ranging between 2.20 and 3.50, depending on the loan's origination date, over a base rate usually tied to either the 91-day or 52-week Treasury Bill auction yield. The index used to calculate SAP on loans disbursed during the period January 1, 2000 to June 30, 2003 is the 90-day Commercial Paper rate, which is increased by various percentage points, ranging between 1.74 and 2.64, to arrive at the SAP. The federal government generally pays both the SAP (if any) and the stated interest rate on subsidized Federal Stafford loans while the student is in school. Students generally defer both principal and interest payments on Federal Stafford loans while they are in school.

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

The Company's loan portfolio includes new FFEL Program loan disbursements, as well as secondary market and other loan portfolio purchases. Purchased loans may include FFEL Program loans procured at predetermined variable premium rates through third-party forward purchase agreements. These agreements obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. The contractual premium rates on loans purchased through certain of these contracts varies from purchase to purchase, and is tied to the 91-day Treasury Bill rate. Since these purchased loans are guaranteed by the Department of Education, credit risk with respect to these loans is immaterial and, generally, is limited to cases of nonperformance by the other party. Nonperformance is minimized by entering into agreements with counterparties having investment-grade external credit ratings. During the years 2000 and 1999, loan portfolios totaling $299 million and $388 million, respectively, were purchased under forward purchase agreements.

The Company's portfolio also contains loans originated through alternative loan programs developed for students who either do not qualify for federal government student loan programs or need additional financial assistance beyond that available through the government programs. Alternative loans are offered based on the student's, co-signer's, or parent's creditworthiness.

Prior to 1997, the majority of the Company's alternative loans were originated through programs with The Educational Resource Institute ("TERI") to medical or other graduate students for supplemental loans and Professional Education Plan ("PEP") loans. These loans are guaranteed by TERI, a not-for-profit corporation, which is not reinsured by the federal government. The Company terminated its originations program with TERI in 1997. In October 2000, the Company sold most of its holdings of TERI-insured loans, reducing its portfolio of these loans to $0.5 million at December 31, 2000 from $66.1 million at December 31, 1999. A $1.5 million gain was recorded on the sale of the portfolio.

In early 1997, the Company launched its alternative loan product, CitiAssist, which provides another means to help students meet their educational financing needs. CitiAssist loans help close the gap between students' higher education costs and their available financial resources. The loan is prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal and other requirements, CitiAssist loans are originated by CNYS, the Company's principal shareholder. These loans are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse, and service CitiAssist loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. The loans are purchased by the Company at a premium at a mutually agreed upon date after the final disbursement is made. The Company amortizes the premium as an offset to interest income over the average life of loans in the portfolio. As of December 31, 2000 and 1999, the Company's CitiAssist portfolio totaled $677.0 million and $347.5 million, respectively, excluding premiums on the purchases.

The Company's student loan portfolio is summarized by program type as follows:


                                                         DECEMBER 31
------------------------------------------------------------------------------
                                                   2000                1999
------------------------------------------------------------------------------
(Dollars in thousands)

Stafford                                       $ 9,983,448         $ 8,027,520
Loan Consolidation                               3,677,208           1,285,576
SLS/PLUS                                         1,133,746           1,012,978
Supplemental/PEP                                       485              66,055
CitiAssist                                         676,974             347,529
Deferred origination costs                         179,557              73,606
Deferred premium costs, net                        122,873              51,716
------------------------------------------------------------------------------
Total student loans                            $15,774,291         $10,864,980
------------------------------------------------------------------------------

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

For each FFEL Program loan, guaranty agencies may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan. The Act also requires that the borrowers pay a combined loan origination fee and insurance premium on unsubsidized Federal Stafford loan originations. The lender deducts this fee before the loan disbursement is remitted to the school and forwards the fee to the federal government. Current regulations provide for a maximum 3% origination fee.

Most CitiAssist loans are insured against default and other losses through an agreement with GNIC, a private third party insurer. These loans are not reinsured by the federal government. During 2000 and 1999, $1.8 million and $0.4 million, respectively, of CitiAssist loans were submitted for claim with GNIC.

Certain CitiAssist loans are not insured against loss. At December 31, 2000 and 1999, the Company held $91.4 million and $45.9 million, respectively, of CitiAssist loans that did not carry third party insurance. Approximately one-half of the uninsured portfolio carries risk-sharing arrangements with a creditworthy university. The Company is exposed to losses of up to 100% on loans that do not carry insurance or risk-sharing arrangements.

The following schedule provides an analysis of the Company's student loans by guarantor/insurer:

                                                                               DECEMBER 31
------------------------------------------------------------------------------------------
                                                    2000          %          1999        %
------------------------------------------------------------------------------------------
(Dollars in thousands)

United Student Aid Funds                        $ 6,141,334      39     $ 4,567,061     42
EDFund                                            2,301,510      14       2,423,788     22
New York State Higher Education Services Corp.    3,730,707      24       2,491,585     23
Great Lakes Higher Education Corp.                1,116,770       7         500,000      5
Illinois Student Aid Commission                     372,520       2         385,785      4
TERI                                                    485      --          66,055      1
GNIC                                                585,607       4         319,735      3
Other guarantors                                  1,433,277       9          64,855     --
------------------------------------------------------------------------------------------
Total guaranteed/insured                         15,682,210      99      10,818,864    100
Not guaranteed/insured                               92,081       1          46,116     --
------------------------------------------------------------------------------------------
Total student loans                             $15,774,291     100     $10,864,980    100
------------------------------------------------------------------------------------------

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or a borrower's death, disability, or bankruptcy, the Company files a claim with the guarantor of the loan. Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the unpaid principal and accrued interest on most claimed defaulted loans. The 2% amount not reimbursed is charged off to allowance for loan losses. Claims on FFEL Program loans filed due to a borrower's death, disability, or bankruptcy are not subject to the 2% risk-sharing loss provisions.

Claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company for remedial loan servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans were $0.2 million at both December 31, 2000 and 1999. Certain claims are reduced by interest penalties, charged against current interest income, for minor servicing defects. Net operational losses resulting from servicing or origination defects are charged to operating expenses as incurred and amounted to $0.8 million in 2000, $0.4 million in 1999 and $1.3 million in 1998.

Alternative loans insured by TERI are not subject to risk-sharing provisions. However, most CitiAssist loans insured by GNIC are subject to risk-sharing provisions of 5%. A portion of CitiAssist loans are not insured against loss, but may be covered under other risk-sharing agreements. At December 31, 2000 and 1999, the Company's allowance for loan losses, established for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist loans, was $2.9 million and $3.8 million, respectively.

Changes in the allowance for loan losses are as follows:

-----------------------------------------------------------------------------
                                              2000         1999         1998
-----------------------------------------------------------------------------
(Dollars in thousands)
Balance at beginning of year                $ 3,768      $ 2,370      $ 2,014
Provision for loan losses                     5,587        4,487        3,882
Risk-sharing losses                          (6,483)      (3,089)      (3,526)
-----------------------------------------------------------------------------
Balance at end of year                      $ 2,872      $ 3,768      $ 2,370
-----------------------------------------------------------------------------

The decrease in the loan loss reserve from December 31, 1999 to December 31, 2000 was due to the adoption of FFIEC guidelines, which accelerated loan write-offs in 2000 by approximately $1.6 million.

Amendments of the Act in 1993 instituted a competitor program, the Federal Direct Student Loan ("FDSL") Program, by which student loans are made directly by the federal government ("direct lending"), rather than by lending institutions such as the Company. Direct lending accounted for approximately 35%, on a national basis, of all student loans made under federal programs in the 1998-1999 and 1999-2000 academic years.

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

3 OTHER ASSETS

Other assets are summarized as follows:

                                                              DECEMBER 31
-------------------------------------------------------------------------
                                                    2000          1999
-------------------------------------------------------------------------
(Dollars in thousands)

Accrued interest receivable from borrowers       $ 357,225     $ 238,425
   from federal government                          90,836        59,889
Other                                               23,428        12,366
-------------------------------------------------------------------------
Total other assets                               $ 471,489     $ 310,680
-------------------------------------------------------------------------

4 SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are summarized below:

-------------------------------------------------------------------------------------------------------------------
                                                            2000                              1999
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                           CONTRACTED                           CONTRACTED
                                                              WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                                  AMOUNT       INTEREST RATE          AMOUNT        INTEREST RATE

Notes payable                                 $ 12,167,804         6.66%           $ 7,212,061          5.67%
Short-term portion of long-term notes              165,000         6.14%               100,000          6.16%
-------------------------------------------------------------------------------------------------------------------
Total short-term borrowings                   $ 12,332,804         6.66%           $ 7,312,061          5.67%
-------------------------------------------------------------------------------------------------------------------

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 2000 and 1999, notes payable consisted of borrowings made under Omnibus Credit Agreements with CNYS, the Company's principal shareholder. On November 30, 2000, the Company replaced its November 1999 credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit available for combined short- and long-term borrowings from $15 billion to $20 billion. The Company believes that terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2000, $35.1 billion in new short-term borrowings was made under the new agreement or its predecessor agreement and $30.1 billion in original short-term borrowings was repaid. During 1999, $7.8 billion of new short-term borrowings was made and $4.5 billion in original short-term borrowings was repaid. The interest rates payable on the credit facilities either are variable, based on the monthly Federal Funds rate, or are fixed, based on LIBOR.

5 LONG-TERM NOTES

A summary of long-term notes follows:



                                                                                                       DECEMBER 31
------------------------------------------------------------------------------------------------------------------
                                                                                         2000                 1999
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

CNYS Notes, based on LIBOR (note was 6.98%
   at December 31, 2000 and 6.43% at December 31, 1999,
   repricing quarterly, note due on May 1, 2002)                                $      57,000        $      57,000
------------------------------------------------------------------------------------------------------------------

CNYS Notes, based on LIBOR (note rates ranged from 6.45% to 6.84% at December
   31, 2000 and were 7.76% at December 31, 1999, repricing quarterly, series due
   on September 26, 2002)                                                           3,000,000            3,000,000
------------------------------------------------------------------------------------------------------------------
CNYS Notes, based on LIBOR (note rates ranged from 6.13% to 6.34% at December
   31, 2000 and 1999, fixed rate, series due between October 1, 2001 and
   October 15, 2001)                                                                  165,000              165,000
------------------------------------------------------------------------------------------------------------------
CNYS Note, based on attributes of both LIBOR and the 91-day Treasury Bill rate
   (note rate was 6.16% at December 31, 1999, repricing quarterly, matured
   April 3, 2000)                                                                          --              100,000
------------------------------------------------------------------------------------------------------------------
Less: short-term portion                                                             (165,000)            (100,000)
------------------------------------------------------------------------------------------------------------------
Total long-term notes                                                           $   3,057,000       $    3,222,000
==================================================================================================================


At December 31, 2000 and 1999, long-term notes consisted of borrowings made under Omnibus Credit Agreements with CNYS, the Company's principal shareholder. On November 30, 2000, the Company replaced its November 1999 credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit available for combined short- and long-term borrowings from $15.0 billion to $20.0 billion. Maturity dates and terms for all existing outstanding notes were unchanged. The Company believes that terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2000, $0.1 billion in long-term borrowings was repaid and no new long-term borrowings were made. During 1999, $3.7 billion in new long-term borrowings was made and $4.7 billion was repaid.

The Company seeks to minimize interest rate exposure by funding floating rate loan assets with floating rate liabilities. Additionally, the Company may enter into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its assets. Generally, under these swap agreements, indices of the interest obligations of the Company's LIBOR-based notes are swapped into 52-week and 91-day Treasury Bill rates. See Note 11 for further discussion of interest rate swap agreements.

6 OTHER LIABILITIES

Other liabilities are summarized as follows:


                                                                                                      DECEMBER 31
-----------------------------------------------------------------------------------------------------------------
                                                                                        2000                 1999
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Interest payable, primarily to CNYS                                             $    164,126        $      56,017
Income tax liability, payable primarily to CNYS                                        7,708               26,719
Accrued liabilities                                                                   52,124               52,987
-----------------------------------------------------------------------------------------------------------------
Total other liabilities                                                         $    223,958        $     135,723
=================================================================================================================

The accrued liabilities balance at December 31, 1999 included restructuring reserves of $1.0 million. This reserve was part of a restructuring plan, which was implemented in 1997 to realign the Company's business and processing structure, involving the outsourcing of various parts of the Company's operations to affiliated companies and the transfer of other jobs at its Pittsford, NY location to company facilities located in Stamford, CT. In connection with this plan, in 1997 the Company recorded restructuring reserve charges of $20.5 million to cover furniture and equipment write downs, severance benefits for the approximately 400 terminated employees, and other exit costs. Changes in estimates attributable to facts and circumstances arising subsequent to recording the original charge lowered the reserve balance by $2.2 million and $7.5 million in 1999 and 1998, respectively, and also reduced operating expenses in those years by similar amounts. The reserve adjustments resulted from a decision to retain approximately 200 Pittsford-based employees, primarily in technology and accounting positions, and the agreement of certain other employees to relocate to the facility in Stamford. In 1999, 1998 and 1997, respectively, $4.4 million, $2.6 million and $2.8 million of the reserve was used for severance, outplacement services, and other costs related to the original plan. During 2000, the remaining $1.0 million reserve balance was used for employee severance benefits and the 1997 restructuring plan was terminated.

7 OTHER EXPENSES

A summary of other expenses follows:


---------------------------------------------------------------------------
                                                 2000        1999      1998
---------------------------------------------------------------------------
(Dollars in thousands)

Servicing, professional, guarantor
   and other fees paid                        $38,928    $30,718    $14,259
Data processing                                 7,350      6,409      6,452
Advertising and marketing                       4,838      4,954      4,801
Stationery, supplies and postage                1,670      1,885      2,064
Premises, primarily rent                        1,278      1,385      3,377
Communications                                  2,382      1,386      2,484
Depreciation                                      792        310        126
Operational losses on guaranteed student loans    813        439      1,343
Travel and entertainment                        1,591      1,834      2,122
Minor equipment                                   934        838        959
Restructuring adjustments                          --     (2,200)    (7,500)
Other                                             870        774      2,529
---------------------------------------------------------------------------
Total other expenses                          $61,446    $48,732    $33,016
===========================================================================




8 RELATED PARTY TRANSACTIONS

At December 31, 2000 and 1999, CNYS owned 80% of the outstanding stock of the Company. Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates), which relate to the Company and have been reflected in the accompanying financial statements for the years ended December 31, 2000, 1999 and 1998. A change in CNYS's percentage ownership of the Company may result in changes to some of the agreements with related parties (e.g., employee benefits).

As discussed in Note 10, the Company shares with CNYS 50% of the deferred tax asset, resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.

The Company has a loan servicing agreement with CNYS to service CitiAssist loans prior to purchase by the Company. Amounts earned by the Company for this service are included in the following chart.

Certain of the Company's key employees participate in Citigroup's Stock Incentive Plans. Under these Plans, options have been granted to certain key employees to purchase Citigroup common stock at not less than the fair market value of the shares at the date of grant for terms of up to 10 years.

Facilities and building services are provided by affiliates of Citigroup under facilities and building services agreements. Expenses (as presented in the chart below) are assessed based on actual usage or other allocation methods, which, in the opinion of management, approximate actual usage. Also, as a result of the Company's outsourcing of certain of its loan originations and servicing activities to subsidiaries of Citigroup, the Company incurred $28.0 million and $24.3 million in loan origination and servicing expenses payable to subsidiaries of Citigroup in 2000 and 1999, respectively. These amounts are included in the chart below. Management believes that such agreements and transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. It is the Company's intent that these transactions be conducted at arm's length.

Below is a summary of related party transactions with CNYS (or its affiliates), other than CitiAssist loan transactions described in Note 2, employee benefit related transactions described in Note 9, and income tax matters described in Notes 1, 6 and 10:

-----------------------------------------------------------------------------------------
                                                             2000        1999        1998
-----------------------------------------------------------------------------------------
(Dollars in thousands)

REVENUES
   Fees for servicing of student loan portfolios
     (note 2)                                            $   4,042  $   3,580   $   2,185
-----------------------------------------------------------------------------------------
EXPENSES
   Cost of funding provided (notes 4, 5, and 11)         $ 835,465  $ 496,041   $ 454,338
   Loan originations and servicing                          28,035     24,319       6,388
   Data processing                                           6,107      4,608       4,078
   Telecommunications                                          806         --         671
   Facilities                                                1,274      1,348       3,316
   Processing of payments and outgoing mail                  1,432        843         416
   Payroll and benefits administration (note 9)                261        265         484
   Statement production                                      1,931      1,931       1,931
   Other                                                       832      1,342         703
-----------------------------------------------------------------------------------------

9 EMPLOYEE BENEFITS

The Company's employees are covered under various Citigroup benefit plans, including medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans. Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 21%, 23% and 29% for the years 2000, 1999, and 1998, respectively. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup's or its affiliates' percentage ownership in the Company was reduced below 50%, the Company would withdraw from participation in certain Citigroup benefit plans and would procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

Substantially all of the Company's employees participate in Citigroup's non-contributory defined benefit plans. The amounts of pension expense allocated to the Company were approximately $22,000, $109,000 and $742,000 in 2000, 1999 and 1998, respectively. During 1999, the plans were amended to convert the benefit formula for certain employees to a cash balance formula. Employees satisfying certain age and service requirements remain covered under the prior final pay formula.

10 INCOME TAXES

The provision for income taxes consists of the following:

--------------------------------------------------------------------------
                                        2000           1999           1998
--------------------------------------------------------------------------
(Dollars in thousands)

CURRENT
   Federal                          $  1,953       $ 42,430      $ 32,160
   State                                 626         13,827         9,940
-------------------------------------------------------------------------
Total current                          2,579         56,257        42,100
-------------------------------------------------------------------------
DEFERRED
   Federal                            54,521          5,740         7,368
   State                              17,460          1,871         2,277
-------------------------------------------------------------------------
Total deferred                        71,981          7,611         9,645
-------------------------------------------------------------------------
Total income tax provision          $ 74,560       $ 63,868      $ 51,745
-------------------------------------------------------------------------

In 2000, the Company recorded deferred tax liabilities of $68.2 million resulting from temporary differences primarily for deferred loan origination costs incurred to disburse new Stafford, PLUS, and Consolidation loans. Origination costs are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes.

The Company's deferred tax assets of $20.6 million and $24.3 million at December 31, 2000 and 1999, respectively, arose primarily as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.

The Company has agreed to share with CNYS 50% of the deferred tax assets arising from the intercompany payments that the Company made to CNYS in exchange for the transfer of assets. This liability to CNYS is recorded on the balance sheet as payable to principal stockholder.

Deferred tax assets and liabilities consist of the following:

                                                           DECEMBER 31
----------------------------------------------------------------------
                                                 2000             1999
----------------------------------------------------------------------
(Dollars in thousands)

DEFERRED TAX ASSETS
Loan premium                                 $  9,349         $ 11,870
Account relationship                            6,264            7,183
Noncompetition agreement                        1,981            2,272
Risk-sharing                                    1,806            1,568
Other                                           1,188            1,432
----------------------------------------------------------------------
Total deferred tax assets                      20,588           24,325
----------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Deferred loan origination costs               (68,244)              --
----------------------------------------------------------------------
Total deferred tax liabilities                (68,244)              --
----------------------------------------------------------------------
Net deferred tax (liabilities) assets        ($47,656)        $ 24,325
----------------------------------------------------------------------

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2000, 1999 and 1998 are as follows:



--------------------------------------------------------------------------------
                                                     2000        1999       1998
--------------------------------------------------------------------------------
(Dollars in thousands)


Income taxes computed at federal statutory rate  $ 62,804    $ 53,664   $ 43,804
State tax provision, net of federal benefits       11,756      10,204      7,941
--------------------------------------------------------------------------------
Total income tax provision                       $ 74,560    $ 63,868   $ 51,745
================================================================================


11 INTEREST RATE SWAP AGREEMENTS

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

During all of year 2000 and periods of 1999, including year-end, the Company had no interest rate swap agreements outstanding and managed interest rate risk directly through its funding agreements. As a result, in 2000 the Company's interest expense from short- and long-term borrowings was not impacted by interest rate swaps. In 1999 and 1998, the Company's interest expense from short- and long-term borrowings was reduced by $3.1 million and $0.4 million, respectively, due to interest rate swaps. Also, during 1999 and 1998, net payments of $3.1 million and $0.4 million, respectively, were received by the Company in the fulfillment of contracted swap agreements.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps with related parties having investment-grade external credit ratings. During 1999, most interest rate swap agreements were with Citibank, N.A., an affiliate of CNYS.

12 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments as of December 31 is as follows:



--------------------------------------------------------------------------------------------------------------------
                                                         2000                                     1999
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)              CARRYING        FAIR                     CARRYING         FAIR
                                     VALUE          VALUE     DIFFERENCE      VALUE           VALUE       DIFFERENCE

FINANCIAL ASSETS
Insured student loans, net         $ 15,771,419  $ 17,388,941  $ 1,617,522   $ 10,861,212  $ 11,956,632  $  1,095,420
Cash                                        323           323           --            251           251            --
Accrued interest receivable             448,061       448,061           --        298,314       298,314            --
---------------------------------------------------------------------------------------------------------------------

FINANCIAL LIABILITIES

Short-term borrowings              $ 12,332,804  $ 12,332,804   $       --   $  7,312,061  $  7,312,061   $        --
Long-term notes                       3,057,000     3,057,000           --      3,222,000     3,222,000            --
Accrued interest payable                164,126       164,126           --         56,017        56,017            --
=====================================================================================================================


The estimated fair values have been determined by the Company using available market information and other valuation methodologies described in the following paragraphs. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

As shown in the preceding table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, and maturity or contractual settlement dates. The fair value of insured student loans exceeded their carrying value by $1,618 million at December 31, 2000 compared to $1,095 million at December 31, 1999. The primary reason for the $523 million increase is due to portfolio growth and differences in average ages of the portfolios.

Insured Student Loans, Net

The fair value of insured student loans (including delinquent loans), net of allowance for loan losses, is calculated by discounting cash flows through expected maturity using estimated current market rates for such loans. Loan servicing costs, an expense which would have materially reduced the fair value, has not been factored into the valuation. Credit risk is not a material component of the loan valuation due to the government-sponsored guarantees on most of the loans.

Cash, Accrued Interest Receivable and Payable and Short-Term Borrowings

Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-Term Notes

The fair value of these instruments is calculated by discounting cash flows through maturity using estimated market discount rates. All of the long-term notes outstanding at December 31, 2000 and 1999 reprice quarterly or more frequently. Due to the frequency of repricing, carrying value approximates fair value at these dates.

13 EARNINGS PER SHARE

Basic and diluted earnings per common share ("EPS") were calculated in accordance with current accounting standards. The Company had no dilutive common stock equivalents in 2000, 1999 and 1998 and, therefore, the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was $104.9 million for 2000, $89.5 million for 1999, and $73.4 million for 1998. The weighted average shares outstanding during all of 2000, 1999 and 1998 was 20 million. Basic (and diluted) EPS was $5.24 for 2000, $4.47 for 1999, and $3.67 for 1998, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

14 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several noncancelable operating leases. Those expenses totaled $0.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Such expenses exclude payments of $1.2 million, $1.3 million, and $3.3 million in 2000, 1999 and 1998, respectively, under the related party facilities and building services agreements referred to in Note 8. The Pittsford, NY facilities agreement is a seven-year lease agreement expiring in February 2007.

Future minimum lease payments at December 31, 2000 under agreements classified as operating leases with noncancelable terms in excess of one year for the calendar years after December 31, 2000 are as follows:



                                MINIMUM LEASE PAYMENTS
         ---------------------------------------------
              (Dollars in thousands)

                          2001          $1,539
                          2002           1,515
                          2003           1,464
                          2004           1,348
                          2005           1,220
                    After 2005           1,321
         ---------------------------------------------
                         Total          $8,407
         =============================================


At December 31, 2000 and 1999, variable rate FFEL Program loans in the amounts of $514.3 million and $498.4 million, respectively, had been committed, but not disbursed.

In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already owned by CNYS. Citigroup and the Special Committee of the Company's independent directors, formed to evaluate the proposal, subsequently announced the termination of discussions regarding the proposal. Various stockholder legal complaints were filed against the Company and its directors (as well as Citigroup and certain subsidiaries) as a result of the proposal and the termination of discussions regarding the proposal. See Legal Proceedings on page 12 for further discussion.

The Company is also involved in various litigation matters incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings will not be likely to have a material adverse effect on the results of the Company's operations, financial position, or liquidity.

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

15 FUTURE IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Since the Company had no outstanding derivative agreements or derivative-like instruments embedded in other contracts at January 1, 2001, the standard had no effect on the Company at that time.

The new standard will significantly change the accounting treatment of derivative contracts that are employed to manage risk, as well as certain derivative-like instruments embedded in other contracts. The standard requires that all derivatives be recorded on the balance sheet at their fair values. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities or forecasted transactions, the accounting treatment will depend on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair values will not be included in current earnings but will be reported as other changes in stockholders' equity from nonowner sources. These changes in fair values will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values will be immediately included in current earnings. The Company's cash flow hedges, if any, will primarily include hedges of floating rate borrowings.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives will be reflected in current earnings, together with changes in the fair value of the related hedged item. The Company's fair value hedges, if any, would primarily include hedges of fixed rate long-term debt.

The Company may make changes to risk management strategies as a result of the issuance of the new accounting standard, but does not foresee a material ongoing impact on its financial position or results of operations from implementing the new standard. The FASB continues to consider changes to the standard, the effects of which cannot be presently anticipated.

SECURITIES AND EXCHANGE
COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, Commission File Number 1-11616.

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

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on March 7, 2001 was approximately $270 million. On that date, there were 20 million shares of the Company's common stock outstanding. Disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K.

Certain information has been incorporated by reference into this annual report from the Company's 2001 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by Yiannis Zographakis, Chief Executive Officer of The Student Loan Corporation, thereunto duly authorized, on March 26, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed on March 26, 2001 by Yiannis Zographakis, Chief Executive Officer (principal executive officer); and Steven J. Gorey, Chief Financial Officer (principal financial and accounting officer).

The Directors of The Student Loan Corporation listed below executed power of attorneys appointing Yiannis Zographakis their attorney-in-fact, empowering him to sign this report on their behalf:

Bill Beckmann, Gina Doynow, Glenda Glover, and Evelyn E. Handler.

INDEPENDENT AUDITORS' CONSENT

The Board of Directors of The Student Loan Corporation:

We consent to incorporation by reference in the registration statement No. 33-63698 on Form S-8 of The Student Loan Corporation of our report dated January 18, 2001, relating to the balance sheets of The Student Loan Corporation as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report has been incorporated by reference in the December 31, 2000 annual report on Form 10-K of The Student Loan Corporation.

/s/ KPMG LLP

Rochester, New York
March 23, 2001




EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial statements filed for The Student Loan Corporation:
Statements of Income for the years ended December 31, 2000, 1999 and 1998 Balance Sheets as of December 31, 2000 and 1999
Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
Notes to Financial Statements

The Student Loan Corporation filed no reports on Form 8-K for 2000.

The Student Loan Corporation's Restated Certificate of Incorporation, Bylaws of the Company, as amended, and certain other material contracts have been previously filed with the Securities and Exchange Commission as exhibits to various registration statements and periodic reports.

Powers of Attorney of Directors Beckmann, Doynow, Glover, and Handler as Directors of The Student Loan Corporation are filed herewith.

The following exhibits are filed herewith with the Securities and Exchange Commission and are incorporated by reference:

        . Omnibus Credit Agreement dated November 30, 2000

        . Powers of Attorney of Directors

Stockholders may obtain copies of such documents by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT 06901.

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the Securities and Exchange Commission.

                                                                                             Page
Part I
Item 1     Business                                                                         1, 8-12
Item 2     Properties                                                                            12
Item 3     Legal Proceedings                                                                     12
Item 4     Submission of Matters to a Vote of Security Holders                                 None

Part II
Item 5     Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                                   33
Item 6     Selected Financial Data                                                               35
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                            1-7
Item 7A    Quantitative and Qualitative Disclosures about Market Risk                           6-7
Item 8     Financial Statements and Supplementary Data                                        14-29
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                            None
Part III
Item 10    Directors and Executive Officers of the Registrant                                     *
Item 11    Executive Compensation                                                                 *
Item 12    Security Ownership of Certain Beneficial Owners and Management                         *
Item 13    Certain Relationships and Related Transactions                                         *

Part IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                       30

Signatures                                                                                    29,34

* The Student Loan Corporation's 2001 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

DIRECTORS AND EXECUTIVE OFFICERS

        Directors

        Bill Beckmann
        Chairman
        The Student Loan Corporation

        Gina Doynow
        Vice President
        Citicorp Inc. and Citibank, N.A.

        Dr. Glenda B. Glover
        Dean of School of Business
        Jackson State University

        Dr. Evelyn E. Handler
        President
        Merrimack Higher Education Associates, Inc.

        Carl E. Levinson
        Division Executive
        Citigroup Consumer Assets Division

        David W. Young
        Treasurer
        Citicorp Global Consumer Group

        Executive Officers

        John R. Coffin
        Vice President and General Counsel

        Steven J. Gorey
        Vice President and Chief Financial Officer

        Sue F. Roberts
        President

        Yiannis Zographakis
        Chief Executive Officer

STOCKHOLDERS INFORMATION


Investor Relations

Copies of the Corporation's Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292. Information is also available on the Company's Web site at www.studentloan.com.

Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting

The Annual Meeting of stockholders will be held on Wednesday, May 16, 2001 at 9:00 a.m. local time in New York, NY.

Transfer Agent and Registrar

The Company's transfer agent and registrar is Citibank, N.A., Issuer Services, Box 4855, New York, NY 10043.

Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of the common stock at January 24, 2001 was approximately 40. The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 2000 and 1999.

--------------------------------------------------------------------------------------------------------------
                                     2000                                            1999
--------------------------------------------------------------------------------------------------------------
                   1st          2nd       3rd          4th          1st          2nd         3rd         4th
                 QUARTER      QUARTER   QUARTER      QUARTER      QUARTER      QUARTER     QUARTER     QUARTER

High             $50 3/8      $42       $49 1/2      $56          $49 1/16     $44 1/2    $45 11/16    $50 3/8
Low               38 5/16      37 3/16   42           47 11/16     37 3/8       37 15/16   40           40 5/16
Close             40 15/16     42        48 13/16     54 7/16      37 3/8       44 1/2     40 15/16     49 7/8

The Company paid a quarterly dividend of $0.60 per share on the common stock for each quarter of 2000. Quarterly dividends of $0.30 per share and $0.45 per share were paid for the first and second quarters of 1999, respectively, and $0.60 per share was paid for each of the third and fourth quarters of 1999.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001


                                    The Student Loan Corporation

                                    By  /s/ Steven J. Gorey
                                        -------------------------
                                        Vice President and
                                        Chief Financial Officer

                                    By  /s/ Yiannis Zographakis
                                        -------------------------
                                        Chief Executive Officer

FINANCIAL HIGHLIGHTS


                                                                                    YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------
                                                            2000         1999       1998      1997      1996
------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share amounts)


STATEMENTS OF INCOME DATA
Net interest income                                    $   258.3   $    225.8  $   192.3  $  175.9  $  175.2
Total operating expenses, excluding restructuring
   reserve adjustments/expenses                             79.6         74.0       73.1      68.1      61.9
Restructuring reserve (adjustments) expenses                  --         (2.2)      (7.5)     20.5        --
Total operating expenses                                    79.6         71.8       65.6      88.6      61.9
Net income                                             $   104.9   $     89.5  $    73.4  $   51.7  $   64.9
------------------------------------------------------------------------------------------------------------
BALANCE SHEETS DATA (as of December 31)
Student loans                                          $15,774.3   $ 10,865.0  $ 8,636.3  $7,625.2  $6,894.3
Total assets                                            16,243.2     11,196.5    8,903.1   7,874.0   7,118.3
Short-term notes                                        12,332.8      7,312.1    3,908.0   4,321.6   3,084.3
Long-term notes                                          3,057.0      3,222.0    4,310.0   1,610.0   2,075.0
Payable to principal stockholder                       $     9.6   $     11.6  $    14.0  $   17.1  $   19.8
------------------------------------------------------------------------------------------------------------
EARNINGS DATA
Cash dividends declared per common share               $    2.40   $     1.95  $    0.60  $   0.54  $   0.30
Basic and diluted earnings per common share            $    5.24   $     4.47  $    3.67  $   2.58  $   3.25
Net interest margin                                        1.95%        2.40%      2.37%     2.42%     2.68%
Total operating expenses as a percentage of
   average insured student loans                           0.60%        0.76%      0.81%     1.22%     0.95%
Return on equity                                          19.29%       18.18%     17.03%    13.46%    19.50%
------------------------------------------------------------------------------------------------------------
OTHER
Average insured student loans                          $  13,226   $    9,407  $   8,112  $  7,269  $  6,548
Average number of loan accounts serviced
   (thousands)                                             3,081        2,355      2,105     1,888     1,706
Loan disbursements (1)(2)                              $   2,647   $    2,275  $   2,008  $  1,667  $  1,564
Loan purchases                                         $   4,252   $    1,540  $     194  $     34  $     24
Book value per share (as of December 31)               $   28.61   $    25.76  $   23.23  $  20.16  $  18.10
Common stock price (3)
   High                                                $ 56        $   50 3/8  $ 51 1/16  $53 5/16  $ 41 1/4
   Low                                                 $ 37 3/16   $   37 3/8  $ 40       $ 35 3/4  $ 32 1/8
   Close                                               $ 54 7/16   $   49 7/8  $ 44  7/8  $ 49 3/8  $ 37 1/4
Total number of employees (as of December 31)                343          323        464       844       810
------------------------------------------------------------------------------------------------------------


(1) Amounts do not include Consolidation Loan disbursements generated through third party marketing relationships (and included in purchases) of $1,797 million and $17 million in 2000 and 1999, respectively. For 1996, disbursements included $53 million in Loan Consolidations made under specific agreements with the Department of Education and several of its contractors.
(2) Amounts include new CitiAssist loan commitments of $439 million, $292 million, $175 million and $67 million for 2000, 1999, 1998 and 1997, respectively.
(3) Common stock price is based on The New York Stock Exchange composite listing.