Form 10-Q
period 2001-03-31
STUDENT LOAN CORP
filed 2001-05-15
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER: 1-11616

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

                             Yes /X/  No  / /

         On May 4, 2001, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q
Part I   Financial Information

                                                                                            Page
                                                                                            ----
        Item 1 - Financial Statements

               Statements of Income (Unaudited) for the Three-Month Periods
               Ended March 31, 2001 and 2000 ........................................        3

               Balance Sheets as of  March 31, 2001 (Unaudited)
                         and December 31, 2000 ......................................        4

               Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended
               March 31, 2001 and 2000 ..............................................        5

               Notes to Financial Statements (Unaudited) ............................       6 - 7

        Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations ............................................       8 - 11

        Item 3 -  Quantitative and Qualitative Discussion About Market Risk* ........        9

Part II  Other Information

        Item 1 - Legal Proceedings ..................................................       12

        Item 6 - Exhibits and Reports on Form 8-K ...................................       12

Signature ...........................................................................       13

* This discussion is presented in Part I, Item 2 and is incorporated herein by reference.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three months ended
                                                                     March 31,
                                                                2001            2000
                                                              --------        --------
REVENUE
    Interest income                                           $307,031        $226,587
    Interest expense                                           249,730         162,740
                                                              --------        --------
    NET INTEREST INCOME                                         57,301          63,847
    Provision for loan losses                                    1,814           1,238
                                                              --------        --------
    Net interest income after provision for loan losses         55,487          62,609
    Fee and other income                                         2,297           1,056
                                                              --------        --------
       TOTAL REVENUE, NET                                     $ 57,784        $ 63,665
                                                              --------        --------

OPERATING EXPENSES
    Salaries and employee benefits                            $  4,687        $  4,234
    Other expenses                                              16,554          13,614
                                                              --------        --------
       TOTAL OPERATING EXPENSES                               $ 21,241        $ 17,848
                                                              --------        --------

    INCOME BEFORE INCOME TAXES                                $ 36,543        $ 45,817
    Income taxes                                                14,276          19,032
                                                              --------        --------

NET INCOME                                                    $ 22,267        $ 26,785
                                                              ========        ========

DIVIDENDS DECLARED                                            $ 14,000        $ 12,000
                                                              ========        ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE -                 $   1.11        $   1.34
                                                              ========        ========
      (based on 20 million average shares outstanding)

DIVIDENDS DECLARED PER COMMON SHARE                           $   0.70        $   0.60
                                                              ========        ========


OPERATING RATIOS

Net interest margin                                               1.41%           2.25%
Operating expense as a percentage of
 average insured student loans                                    0.52%           0.63%
Return on equity                                                 15.71%          20.66%


See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                               March 31,        December 31,
                                                                 2001              2000
                                                              (Unaudited)        (Audited)
                                                              -----------       -----------
ASSETS
    Insured student loans                                     $16,844,441       $15,774,291
    Allowance for loan losses                                       3,372             2,872
                                                              -----------       -----------
    Insured student loans, net                                 16,841,069        15,771,419
    Cash                                                              259               323
    Other assets                                                  488,469           471,489
                                                              -----------       -----------

    TOTAL ASSETS                                              $17,329,797       $16,243,231
                                                              ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                     $13,404,039       $12,332,804
    Long-term notes                                             3,057,000         3,057,000
    Payable to principal stockholder                                8,522             9,551
    Deferred income taxes                                          51,435            47,656
    Other liabilities                                             228,193           223,958
                                                              -----------       -----------

       Total Liabilities                                       16,749,189        15,670,969
                                                              -----------       -----------

    Common stock, $.01 par value; authorized 50,000,000
       shares; 20,000,000 shares issued and outstanding               200               200
    Additional paid-in capital                                    134,851           134,772
    Retained earnings                                             445,557           437,290
                                                              -----------       -----------

       Total Stockholders' Equity                                 580,608           572,262

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $17,329,797       $16,243,231
                                                              ===========       ===========


AVERAGE INSURED STUDENT LOANS                                 $16,457,439       $13,226,364
                                                              ===========       ===========
       (year-to-date)




See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Three months ended
                                                                            March 31,
                                                                   ------------------------------
                                                                      2001               2000
                                                                   -----------        -----------
Cash flows from operating activities:
Net income                                                         $    22,267        $    26,785
Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                                      11,506              6,242
     Provision for loan losses                                           1,814              1,238
     Deferred tax provision                                                779                940
     (Increase) in accrued interest receivable                         (24,348)           (48,174)
     Decrease in other assets                                            8,909              5,014
     Increase in other liabilities                                       6,286             41,848
                                                                   -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               27,213             33,893
                                                                   -----------        -----------

Cash flows from investing activities:
     Disbursements of loans                                           (811,651)          (766,113)
     Purchase of loans                                                (854,797)          (577,333)
     Repayment of loans                                                523,362            382,707
     Sale of loans                                                      60,507             40,331
     Capital expenditures on equipment and computer software            (1,933)            (1,836)
                                                                   -----------        -----------

NET CASH (USED IN) INVESTING ACTIVITIES                             (1,084,512)          (922,244)
                                                                   -----------        -----------

Cash flows from financing activities:
     Net increase in borrowings with original
        maturities of one year or less                               1,071,235            904,040
     Dividends paid to stockholders                                    (14,000)           (12,000)
                                                                   -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,057,235            892,040
                                                                   -----------        -----------

NET (DECREASE) INCREASE IN CASH                                            (64)             3,689

CASH - BEGINNING OF PERIOD                                                 323                251
                                                                   -----------        -----------


CASH - END OF PERIOD                                               $       259        $     3,940
                                                                   ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:
           Interest                                                $   260,682        $   125,784
           Income taxes paid, net of refunds                       $   (11,922)       $    11,154

See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



1.        SIGNIFICANT ACCOUNTING POLICIES

          INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Annual Report and Form 10-K.

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the results of operations as previously reported.

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

3.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup and its affiliates on the other hand. At March 31, 2001, the Company had outstanding short- and long-term borrowings with CNYS of $ 13.4 billion and $3.1 billion, respectively, compared to $12.3 billion and $3.1 billion, respectively, at December 31, 2000. For the three-month period ended March 31, 2001, the Company incurred $249.7 million in interest expense payable to CNYS and its affiliates, compared to $162.7 million for the same period in 2000. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.        INTEREST RATE SWAP AGREEMENTS

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements, generally with an affiliate, on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates.

         At March 31, 2001 and December 31, 2000, and for the quarters then ended, the Company was not a party to any interest rate swap agreements and managed interest rate risk directly through its funding agreements.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Adoption had no material impact on the Company's financial statements.

5.       SHORT AND LONG-TERM BORROWINGS

         In the first quarter of 2001, short-term debt increased by $1.1 billion to $13.4 billion. For the same period in 2000, short-term debt increased by $0.9 billion. The $3.1 billion long-term borrowings balance at March 31, 2001 remained unchanged from the balance at December 31, 2000. Long-term borrowings at March 31, 2000 also remained unchanged from that outstanding at December 31, 1999.

6.       COMMITMENTS AND CONTINGENCIES

         On February 3, 2000, a consolidated amended class action complaint was filed in Delaware Chancery Court under the caption "In re The Student Loan Corp. Shareholders Litigation" in response to the 1999 announcement of Citigroup's proposal to acquire the 20% of the Company's stock not already beneficially owned by Citigroup. On February 17, 2000, Citigroup and the Special Committee of the Company's independent directors, formed to evaluate Citigroup's proposal, publicly announced the termination of discussions regarding the proposal. On March 28, 2001, the Delaware Court dismissed the action.

         Also, in February 2000, three stockholders' derivative complaints, captioned "Alan Kahn v. Citigroup Inc.", "Kenneth Steiner v. Citigroup Inc.", and "Katherine F. Petty v. Citigroup Inc.", were filed in Delaware Chancery Court against the Company and its directors (as well as Citigroup and certain subsidiaries). The complaints allege, among other things, that defendants breached their fiduciary duties by engaging in a series of self-dealing transactions that are unfair to the Company and a misuse of corporate assets. Plaintiffs assert that Citigroup will continue to self-deal to benefit itself and further depress the price of the Company's outstanding public stock so that it can acquire the stock at a depressed price in the future. The action remains pending.

         For further information regarding each of these proceedings, see "Legal Proceedings" on page 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The Company is also involved in various litigation matters incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings will not be likely to have a material adverse effect on the results of the Company's operations, financial position or liquidity.

         In recent years, amendments to the Higher Education Act of 1965 (the "Act") have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies. Any such amendments could adversely affect the Company's business and prospects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         FINANCIAL CONDITION

         During the three months ended March 31, 2001, the net student loan portfolio of the Company grew by $1.1 billion (6.8%) from the balance at December 31, 2000. This growth was the result of loan disbursements totaling $812 million and loan purchases of $855 million in the first quarter of 2001, partially offset by $61 million in loan sales and $523 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $13 million. During the three months ended March 31, 2000, the Company made loan disbursements of $766 million, loan purchases of $577 million, loan sales of $40 million, loan reductions of $383 million and other adjustments of $7 million.

         The Company's loan disbursements and new CitiAssist loan commitments for the first quarter of 2001 of $992 million were $95 million (10%) more than those made in the same period of 2000. This increase is attributable primarily to increases in new CitiAssist loan commitments. During the first three months of 2001, new CitiAssist loan commitments increased to $180 million, a $49 million (37%) increase from the same period last year. FFEL Program Stafford and Plus loan disbursements of $694 million in the first three months of 2001 are $26 million (4%) higher than the $668 million disbursed during the same period of 2000. Federal Consolidation Program loan originations of $118 million for the first quarter of 2001 increased $20 million (20%) compared to the same period of 2000.

         During the first quarter of 2001, the Company made $261 million in interest payments, principally to CNYS, compared to $126 million for the same period in 2000. The increase is due to changes in both the size of the borrowings and interest rates as well as timing of interest payments. The Company's income taxes, payable primarily to CNYS, were overfunded at December 31, 2000, generating a refund from CNYS of $12 million during the first quarter of 2001. The tax refund, less tax payments made during the first quarter of 2001, resulted in net cash received of $11.9 million. The Company made income tax payments of $11.2 million during the first quarter of 2000.

         In the first quarter of 2001, short-term debt increased by $1.1 billion to $13.4 billion. The new borrowings were used primarily for new loan disbursements and loan purchases made through the secondary market and third party loan consolidation channels. For the same period of 2000, short-term debt increased by $0.9 billion. The $3.1 billion long-term borrowings balance at March

         31, 2001 remained unchanged from the balance at December 31, 2000. Also, long-term borrowings at March 31, 2000 remained consistent with that outstanding at December 31, 1999.

         The Company paid a quarterly dividend of $0.70 per common share on March 1, 2001. On April 19, 2001, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.70 per share to be paid June 1, 2001 to stockholders of record on May 15, 2001.

         RISK MANAGEMENT

         Risk management is an important business objective of the Company. The Company actively manages market, credit and operating risks. For further information, see "Risk Management" beginning on page 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         MARKET RISK

         The Company's primary market risk exposure is to fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation reflects the repricing gaps in the position as well as option positions, both explicit and embedded in the loan portfolio. The exposure is calculated by multiplying the gap between interest sensitive items, including assets, liabilities, and derivative instruments, by a 100 basis point change in the yield curve.

         The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of March 31, 2001 a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $13.9 million for the next twelve months and a potential negative impact of approximately $44.7 million for all periods after March 2001. A 100 basis point decrease in the interest yield curve as of March 31, 2001 would have a potential positive impact on the Company's pre-tax earnings of approximately $3.6 million for the subsequent twelve-month period and approximately $99.1 million for all periods after March 2001.

Earnings-at-Risk (effect on pre-tax earnings)              March 31, 2001                 March 31, 2000
(Dollars in millions)                              2002     Thereafter    Total     2001     Thereafter    Total
-----------------------------------------------------------------------------------------------------------------
One hundred basis point increase                   $13.9     ($58.6)    ($44.7)     $16.6     ($12.6)      $ 4.0
One hundred basis point decrease                   $ 3.6      $95.5      $99.1     ($12.3)     $23.9       $11.6

Certain information has been restated from that presented in the prior year to reflect a change in assumptions (specifically revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). The Company's management believes these changes will better align its Earnings-at-Risk calculation with changes in market interest rates.

The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes the appropriate actions if interest rates move against the existing structure.

         RESULTS OF OPERATIONS

         Quarter Ended March 31, 2001

         Net income was $22.3 million ($1.11 basic and diluted earnings per share) for the first quarter of 2001. This was a decrease of $4.5 million (17%) from earnings for the same period last year. The decrease in net income was primarily attributable to less favorable spreads between the interest rates earned on the Company's student loan assets and paid on its borrowings.

         The rapid reduction of market interest rates was brought about by the federal reserve interest rate reductions beginning in January 2001. This caused revenue from government special allowance payments to fall early in the quarter while the cost of funds on debt repriced evenly throughout the quarter. The Company expects second quarter earnings to show improvement over the first quarter of 2001, due to floor income and funding actions taken during the first quarter. Floor income is earned in declining interest rate environments when the Company's cost of funds declines while the borrower interest rate remains fixed, generating excess spread.

         The net interest margin for the first quarter of 2001 was 1.41%, 0.84% lower than the 2.25%, margin for the first quarter of 2000. Approximately 70% of the decline in the margin is directly attributable to less favorable interest spreads, and 30% of the decline is due to the Company's decision to diversify loan sourcing to non-direct distribution channels, specifically acquiring loans through the secondary market and utilizing third party sourcing for loan consolidations. Loans acquired through these channels generally have lower yields than loans sourced directly through school lender lists. Continued Company participation in these initiatives will depend on market conditions. Although management expects net income for the second quarter of 2001 to improve due to floor income and funding actions taken during the first quarter, net interest margin compression, resulting from the legislated interest rate reductions and premium amortizations from secondary market loan activity, is expected to continue.

         Total operating expenses for the first quarter of 2001 increased $3.4 million (19%) from the same period last year, primarily due to an increase of $2.6 million in fees and other costs to convert newly purchased loans and to service the significantly larger loan portfolio. Notwithstanding, operating expense as a percentage of average insured student loans improved 0.11% to 0.52%, from the first quarter 2000 expense ratio of 0.63%. The improvement in the expense ratio was primarily attributable to growth in assets not requiring a commensurate growth in the Company's infrastructure.

         The Company's return on equity was 15.7% for the first quarter of 2001, 5.0% lower than the 20.7% return for the same period of 2000. The decrease was attributed primarily to less favorable interest spreads.

         REGULATORY IMPACTS

         In recent years the Company's loan portfolio, comprised primarily of loans originated under the FFEL Program, has been subject to increased costs and reduced lender interest spreads as a result of amendments to the Higher Education Act of 1965, which governs the FFEL Program. Pressure on margins will continue as more loans are originated with lower interest yields and reduced interest spreads.

         In order to counteract the reduced net interest margin on the Company's loan portfolio resulting from the legislation, the Company continues to pursue both new and existing marketing programs and expand its guarantor relationships. The Company continues to seek new ways to meet the education finance needs of schools and students, including the implementation of loan programs, such as the Company's CitiAssist loan program, that are not dependent on federal funding, guarantees and authorization.

         The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders such as the Company do not participate. Direct Lending accounts for approximately one-third, on a national basis, of all student loans originated under federally sponsored programs.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

For information concerning the five putative class action stockholder derivatives complaints captioned "In re The Student Loan Corp. Shareholders Litigation", see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (File No. 1-11616), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. On March 28, 2001, the Delaware court entered a Stipulation and Order, which dismissed the action as moot but retained jurisdiction for the purpose of determining plaintiffs' application for an award of counsel fees and reimbursement of expenses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

Exhibit Number          Description
--------------          -----------
99.1                  Second and third paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (File
                      No. 1-11616).


(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 2001.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2001





                                            The Student Loan Corporation





                                             By /s/ Steven Gorey
                                                -------------------------------
                                                    Steven Gorey
                                                    Vice President and
                                                    Chief Financial Officer