Form 10-Q
period 2001-06-30
STUDENT LOAN CORP
filed 2001-08-13
CIK 893955

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------
                                  FORM 10-Q
                              ------------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                             Yes  X    No
                                 ---

        On August 3, 2001, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                  Form 10-Q

Part I  Financial Information

                                                                                                          Page
                                                                                                          ----
        Item 1 -   Financial Statements

                     Statements of Income (Unaudited) for the Three- and Six-month Periods
                     Ended June 30, 2001 and 2000...................................................       3

                     Balance Sheets as of  June 30, 2001 (Unaudited)
                     and December 31, 2000 (Audited)................................................       4

                     Statements of Cash Flows (Unaudited) for the Six-Month Periods Ended
                     June 30, 2001 and 2000.........................................................       5

                     Notes to Financial Statements (Unaudited)......................................       6-7

        Item 2 -   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations......................................................       8-10

        Item 3 -   Quantitative and Qualitative Discussion About Market Risk........................      11

Part II Other Information

        Item 1 -   Legal Proceedings................................................................      12

        Item 4 -   Submissions of Matters to a Vote of Securityholders..............................      12

        Item 5 -   Other Information................................................................      12

        Item 6 -   Exhibits and Reports on Form 8-K ................................................      12


Signature ..........................................................................................      13


                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three months ended           Six months ended
                                                             June 30,                    June 30,
                                                       ------------------------  ------------------------
                                                           2001          2000         2001        2000
                                                       ------------ -----------  ----------- ------------
REVENUE
   Interest income                                     $  315,364   $ 249,799    $ 622,395   $  476,386
   Interest expense                                       225,710     181,444      475,440      344,184
                                                       ------------ -----------  ----------- ------------
   NET INTEREST INCOME                                     89,654      68,355      146,955      132,202
   Provision for loan losses                                1,751       1,368        3,565        2,606
                                                       ------------ -----------  ----------- ------------
   Net interest income after provision for loan losses     87,903      66,987      143,390      129,596
   Fee and other income                                     2,165         649        4,462        1,705
                                                       ------------ -----------  ----------- ------------
       TOTAL REVENUE, NET                              $   90,068   $  67,636    $ 147,852   $  131,301
                                                       ------------ -----------  ----------- ------------

OPERATING EXPENSES
   Salaries and employee benefits                      $    6,051   $   5,121    $  10,738   $    9,355
   Other expenses                                          17,814      16,086       34,368       29,700
                                                       ------------ -----------  ----------- ------------
       TOTAL OPERATING EXPENSES                        $   23,865   $  21,207    $  45,106   $   39,055
                                                       ------------ -----------  ----------- ------------

   INCOME BEFORE INCOME TAXES                          $   66,203   $  46,429    $ 102,746   $   92,246
   Income taxes                                            27,231      19,308       41,507       38,340
                                                       ------------ -----------  ----------- ------------


NET INCOME                                             $   38,972   $  27,121    $  61,239   $   53,906
                                                       ============ ===========  =========== ============


DIVIDENDS DECLARED                                     $   14,000   $  12,000    $  28,000   $   24,000
                                                       ============ ===========  =========== ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE -
   (based on 20 million average shares outstanding)    $     1.95   $    1.36    $    3.06   $     2.70
                                                       ============ ===========  =========== ============


DIVIDENDS DECLARED PER COMMON SHARE                    $     0.70   $    0.60    $    1.40   $     1.20
                                                       ============ ===========  =========== ============

OPERATING RATIOS

Net interest margin                                         2.10%       2.25%        1.77%        2.26%
Operating expense as a percentage of
   average student loans                                    0.56%       0.70%        0.54%        0.66%
Return on equity                                           26.37%      20.29%       21.14%       20.47%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)




                                                                              June 30,             December 31,
                                                                                2001                   2000
                                                                            (Unaudited)             (Audited)
                                                                          -----------------      -----------------
ASSETS
 Student loans                                                             $    17,361,919        $    15,774,291
 Less: Allowance for loan losses                                                    (3,468)                (2,872)
                                                                          -----------------      -----------------
 Student loans, net                                                             17,358,451             15,771,419
 Cash                                                                                1,351                    323
 Other assets                                                                      526,059                471,489
                                                                          -----------------      -----------------

 TOTAL ASSETS                                                              $    17,885,861        $    16,243,231
                                                                          =================      =================


LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings                                                     $    13,779,370        $    12,332,804
 Long-term notes                                                                 3,057,000              3,057,000
 Payable to principal stockholder                                                    8,115                  9,551
 Deferred income taxes                                                              69,750                 47,656
 Other liabilities                                                                 366,046                223,958
                                                                          -----------------      -----------------

   Total Liabilities                                                            17,280,281             15,670,969
                                                                          -----------------      -----------------

 Common stock, $.01 par value; authorized 50,000,000
   shares; 20,000,000 shares issued and outstanding                                    200                    200
 Additional paid-in capital                                                        134,851                134,772
 Retained earnings                                                                 470,529                437,290
                                                                          -----------------      -----------------

   Total Stockholders' Equity                                                      605,580                572,262
                                                                          -----------------      -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    17,885,861        $    16,243,231
                                                                          =================      =================


AVERAGE STUDENT LOANS                                                      $    16,781,658        $    13,226,364
                                                                          =================      =================
 (year-to-date)



See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)





                                                                             Six months ended
                                                                                 June 30,
                                                                   ------------------------------------
                                                                        2001                  2000
                                                                   ----------------     ---------------
Cash flows from operating activities:
Net income                                                          $      61,239        $      53,906
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation and amortization                                            24,785               13,427
  Provision for loan losses                                                 3,565                2,606
  Deferred tax provision                                                   22,094                2,148
  (Increase) in accrued interest receivable                               (59,667)             (80,471)
  Decrease/(increase) in other assets                                       7,995               (6,207)
  Increase in other liabilities                                           140,731               81,396
                                                                   ----------------     ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 200,742               66,805
                                                                   ----------------     ---------------

Cash flows from investing activities:
  Disbursement of loans                                                (1,147,139)          (1,061,707)
  Purchase of loans                                                    (1,578,765)          (2,459,993)
  Repayment of loans                                                      968,752              676,162
  Sale of loans                                                           142,645               81,913
  Capital expenditures on equipment and computer software                  (3,773)              (3,562)
                                                                   ----------------     ---------------

NET CASH (USED IN) INVESTING ACTIVITIES                                (1,618,280)          (2,767,187)
                                                                   ----------------     ---------------

Cash flows from financing activities:
  Net increase in borrowings with original
   maturities of one year or less                                       1,446,566            2,724,455
  Dividends paid to stockholders                                          (28,000)             (24,000)
                                                                   ----------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,418,566            2,700,455
                                                                   ----------------     ---------------

NET INCREASE IN CASH                                                        1,028                   73
CASH - BEGINNING OF PERIOD                                                    323                  251
                                                                   ----------------     ---------------

CASH - END OF PERIOD                                                $       1,351        $         324
                                                                   ================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                        $     336,048        $     235,820
    Net income taxes (refunded)/paid                                $     (11,828)       $      46,584


See accompanying notes to financial statements.

                         THE STUDENT LOAN CORPORATION

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2001



1.      SIGNIFICANT ACCOUNTING POLICIES

        INTERIM FINANCIAL INFORMATION

        The financial information of The Student Loan Corporation (the "Company") as of June 30, 2001 and for the three- and six-month periods ended June 30, 2001 and 2000 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Annual Report and Form 10-K.

        Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation. Such reclassifications have no effect on the results of operations as previously reported.

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

3.      RELATED PARTY TRANSACTIONS

        Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup and its affiliates on the other hand. At June 30, 2001, the Company had outstanding short- and long-term borrowings with CNYS of $13.8 billion and $3.1 billion, respectively, compared to $12.3 billion and $3.1 billion, respectively, at December 31, 2000. For the three- and six-month periods ended June 30, 2001, the Company incurred $225.7 million and $475.4 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $181.4 million and $344.2 million, respectively, for the same periods in 2000. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.      INTEREST RATE SWAP AGREEMENTS

        To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates.

        At June 30, 2001 and December 31, 2000, and for the three- and six-month periods then ended, the Company was not a party to any interest rate swap agreements and managed interest rate risk directly through its funding agreements.

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Adoption had no material impact on the Company's financial statements.

5.      COMMITMENTS AND CONTINGENCIES

        In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already beneficially owned by Citigroup. Citigroup and the Special Committee of the Company's independent directors, formed to evaluate the proposal, subsequently announced the termination of discussions regarding the proposal. Various stockholder legal complaints were filed against the Company and its directors (as well as Citigroup and certain subsidiaries) as a result of the proposal and the termination of discussions regarding the proposal. See LEGAL PROCEEDINGS on page 12 for further discussion.

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

        FINANCIAL CONDITION

        During the six months ended June 30, 2001, the net student loan portfolio of the Company grew by $1.6 billion (10%) from the balance at December 31, 2000. This growth was the result of loan disbursements totaling $1,147 million and loan purchases of $1,579 million in the first six months of 2001, partially offset by $143 million in loan sales and $969 million in loan reductions (attributable to repayments and claims paid by guarantors), and other adjustments of $27 million. During the six months ended June 30, 2000, the Company made loan disbursements of $1,047 million, loan purchases of $2,460 million, loan sales of $82 million, loan reductions of $662 million and other adjustments of $15 million.

        From time to time, the Company makes purchases of guaranteed student loans in the secondary student loan market. For the first six months of 2001, the Company's student loan purchases have decreased $881 million (36%) compared to loan purchases for the same period in 2000. This decrease is attributable to a decline in the availability of student loans meeting the Company's criteria for purchase.

        The Company's loan disbursements and new CitiAssist loan commitments for the first six months of 2001 of $1,381 million were $142 million (11%) more than those made in the same period of 2000. This increase is attributable primarily to increases in new CitiAssist loan commitments. During the first six months of 2001, new CitiAssist loan commitments increased to $234 million, a $57 million (32%) increase from the same period last year. FFEL Program Stafford and Plus loan disbursements of $929 million in the first six months of 2001 are $45 million (5%) higher than the $884 million disbursed during the same period of 2000. Federal Consolidation Program loan originations of $218 million for the first half of 2001 increased $40 million (23%) compared to the same period of 2000.

        During the first six months of 2001, the Company made $336 million in interest payments, principally to CNYS, compared to $236 million for the same period in 2000. The increase is due to changes in both the size of the borrowings and interest rates as well as timing of interest payments. The Company's income taxes, payable primarily to CNYS, were overfunded at December 31, 2000, generating a refund from CNYS of $12 million in the first quarter of 2001. The tax refund, less tax payments made during the first half of 2001, resulted in net cash received of $11.8 million. The Company made income tax payments of $46.6 million during the first half of 2000.

        In the first six months of 2001, short-term debt increased by $1.4 billion to $13.8 billion. The new borrowings were used primarily for new loan disbursements and loan purchases made through the secondary market and third party loan consolidation channels. For the same period of 2000, short-term debt increased by $2.7 billion. The $3.1 billion long-term borrowings balance at June 30, 2001 remained unchanged from the balance at December 31, 2000.

        The Company paid a quarterly dividend of $0.70 per common share on June 1, 2001. On July 19, 2001, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.70 per share to be paid September 4, 2001 to stockholders of record on August 15, 2001.

        RESULTS OF OPERATIONS

        QUARTER ENDED JUNE 30, 2001

        Net income was $39.0 million ($1.95 basic and diluted earnings per share) for the second quarter of 2001. This was an increase of $11.9 million (44%) from earnings for the same period last year. The increase in net income was primarily attributable to the higher interest income generated by loan portfolio growth as well as more favorable spreads between the interest rates earned on the Company's student loan assets and paid on its borrowings

        As market interest rates continued to fall during the second quarter of 2001, the Company was able to replace maturing debt at more favorable rates thereby realizing additional net interest income and improved spreads. The note rate on the majority of the Company's student loan assets will be reset downward on July 1st, curtailing much of the benefit that existed during the second quarter of 2001. As a result, the Company anticipates a normalization of its interest margin, commencing in the third quarter.

        The net interest margin for the second quarter of 2001 was 2.10%, 0.15% lower than the second quarter 2000 margin of 2.25%. A margin decline of approximately 0.25% was due to the Company's decision to diversify loan sourcing by utilizing non-direct distribution channels. Loans acquired through these channels generally have lower yields than loans sourced directly through school lender lists. Continued Company participation in these initiatives will depend on market conditions. The margin decline was partially offset by a 0.10% margin improvement resulting from floor income. Floor income is earned in declining interest rate environments when the Company's cost of funds declines while the borrower interest rate remains fixed, generating excess spread. Net interest margin compression, resulting from the legislated interest rate reductions and premium amortizations from secondary market loan activity, is expected to continue.

        Fee income of $2.2 million for the second quarter of 2001 increased $1.5 million compared to the same period last year. The increase is primarily attributable to a late fee program that was implemented in 2001.

        Total operating expenses for the second quarter of 2001 increased $2.7 million (13%) from the same period last year, primarily due to an increase of $1.6 million in fees and other costs to service the significantly larger loan portfolio. Notwithstanding the foregoing, operating expense as a percentage of average insured student loans improved 0.14% to 0.56%, from the second quarter of 2000 expense ratio of 0.70%. The improvement in the expense ratio was primarily attributable to growth in assets not requiring a commensurate growth in the Company's infrastructure.

        The Company's return on equity was 26.4% for the second quarter of 2001, 6.1% higher than the 20.3% return for the same period of 2000. The Company's management continues to expect the full-year 2001 return to be consistent with last quarter's projections of between 18-20%.

        SIX MONTHS ENDED JUNE 30, 2001

        The Company earned net income of $61.2 million ($3.06 basic earnings per share) for the six months ended June 30, 2001, an increase of $7.3 million (14%) from the first half of 2000. The increase was primarily attributable to the higher interest income generated by loan portfolio growth.

        Total operating expenses for the first half of 2001 were $45.1 million, $6.1 million (15%) higher than the same period last year due to increased costs to service the significantly larger portfolio. Operating expenses as a percentage of average insured student loans for the first half of 2001 decreased to 0.54%, an improvement of 0.12% compared to the first half of 2000. The decrease is primarily attributable to growth in assets not requiring a commensurate growth in the Company's infrastructure.

        The Company's effective tax rate was approximately 40.4% for the first six months of 2001, compared to 41.6% for the same period in 2000.

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

        In order to counteract the reduced net interest margin on the Company's loan portfolio resulting from the legislation, the Company continues to pursue both new and existing marketing programs and expand its guarantor relationships. The Company continues to seek implementation of loan programs, such as the Company's CitiAssist loan program, that are not dependent on federal funding, guarantees and authorization.

        The 1993 amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders such as the Company do not participate. Direct Lending accounts for approximately one-third, on a national basis, of all student loans originated under federally-sponsored programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        The Company's primary market risk exposure is to fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the FFEL Program student loan receivables. The exposure is calculated by multiplying the gap between interest sensitive items, including assets, liabilities, and derivative instruments, by a 100 basis point change in the yield curve.

        The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of June 30, 2001 a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $30.2 million for the next twelve months and a potential negative impact of approximately $69.0 million for all periods after June 30, 2001. A 100 basis point decrease in the interest yield curve as of June 30, 2001 would have a potential positive impact on the Company's pretax earnings of approximately $22.9 million for the subsequent twelve-month period and approximately $122.4 million for all periods after June 30, 2001.

      Earnings-at-Risk (effect on pre-tax earnings)      June 30, 2001              June 30, 2000
      -----------------------------------------------------------------------------------------------------
      (Dollars in millions)               Next                               Next
                                          12 Mos.   Thereafter     Total     12 Mos.   Thereafter    Total
      -----------------------------------------------------------------------------------------------------
      One hundred basis point increase     $30.2      ($99.2)     ($69.0)     $26.3     ($15.6)      $10.7
      -----------------------------------------------------------------------------------------------------
      One hundred basis point decrease     $22.9       $99.5      $122.4     ($26.1)     $15.7      ($10.4)
      -----------------------------------------------------------------------------------------------------

        Certain information has been restated from that presented in the prior year to reflect a change in assumptions (specifically, revising the measurement of Earnings-at-Risk from a two standard deviation change in interest rates to a 100 basis point change). The Company's management believes these changes will better align its Earnings-at-Risk calculation with changes in market interest rates.

        The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes the appropriate actions if interest rates move against the existing structure.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For information concerning the three stockholders' derivatives complaints captioned "In re The Student Loan Corp. Derivative Litigation" see the description that appears in the fourth, fifth and sixth paragraphs under the caption "Legal Proceedings" on page 12 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (File No. 1-11616), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. On July 26, 2001, the Company and its directors (as well as Citigroup Inc.) filed motions to dismiss the complaint and to stay discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At the Company's 2001 Annual Meeting of Stockholders, held May 16, 2001, the Company's stockholders took the following actions:

         1. Two directors were elected to the Board of Directors: Bill Beckmann (with holders of 18,041,772 shares voting in favor, 31,296 shares withheld and none abstaining) ; Glenda Glover (with holders of 18,041,772 shares voting in favor, 31,296 shares withheld and none abstaining). Mr. Bill Beckmann and Ms. Glenda Glover will each serve until the year 2004 meeting of stockholders. The terms of office of the other existing directors did not change.

         2. The selection of KPMG LLP as the Company's independent auditors for the 2001 fiscal year was ratified (with holders of 18,078,788 shares voting in favor, 280 shares voting against and none abstaining).

ITEM 5.  OTHER INFORMATION

The Board of Directors elected a third independent director, Jill Fadule, to the Company's Board of Directors at its July 2001 meeting, increasing the number of directors to seven. Ms. Fadule was also appointed as a member of the Audit and the Compensation Committees. She is a consultant to the Merrill Lynch Wealth Management Services unit. Ms. Fadule was previously the Director of Admissions and Financial Aid at the Harvard Business School. Her current term as director expires at the annual meeting in 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit Number           Description
         --------------           -----------
         99.01                    Fourth, fifth and sixth paragraphs under the
                                  caption "Legal Proceedings" on page 12 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000
                                  (File No. 1-11616)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001





                                    The Student Loan Corporation





                                    By /s/ Steven Gorey
                                      -----------------
                                           Steven Gorey
                                           Vice President and
                                           Chief Financial Officer