Form 10-Q
period 2001-09-30
STUDENT LOAN CORP
filed 2001-11-14
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   Yes _X_    No

        On November 5, 2001, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q


Part I Financial Information
                                                                           Page
       Item 1 - Financial Statements

                  Statements of Income (Unaudited) for the Three-
                  and Nine-month Periods Ended September 30, 2001
                  and 2000 ............................................     3

                  Balance Sheets as of September 30, 2001 (Unaudited)
                  and December 31, 2000 (Audited) .....................     4

                  Statements of Cash Flows (Unaudited) for the
                  Nine-Month Periods Ended September 30, 2001 and 2000      5

                  Notes to Financial Statements (Unaudited) ...........     6-7

       Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......     8-10

       Item 3 - Quantitative and Qualitative Discussion
                  About Market Risk ...................................     11

Part II Other Information

        Item 6 - Exhibits and Reports on Form 8-K .....................     12

Signature .............................................................     13

                          PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            Three months ended              Nine months ended
                                                               September 30,                   September 30,
                                                               -------------                   -------------
                                                            2001           2000           2001            2000
                                                            ----           ----           ----            ----
REVENUE
  Interest income                                         $262,042       $297,223       $884,437       $773,608
  Interest expense                                         187,411        236,971        662,850        581,154
                                                          --------       --------       --------       --------
  NET INTEREST INCOME                                       74,631         60,252        221,587        192,454
  Provision for loan losses                                 (2,202)        (1,087)        (5,767)        (3,693)
                                                          --------       --------       --------       --------
  Net interest income after provision for loan losses       72,429         59,165        215,820        188,761
  Fee and other income                                       3,404          3,314          7,865          5,019
                                                          --------       --------       --------       --------
     TOTAL REVENUE, NET                                   $ 75,833       $ 62,479       $223,685       $193,780
                                                          --------       --------       --------       --------
OPERATING EXPENSES
  Salaries and employee benefits                          $  5,886       $  4,523       $ 16,624       $ 13,878
  Other expenses                                            17,552         15,964         51,920         45,664
                                                          --------       --------       --------       --------
     TOTAL OPERATING EXPENSES                             $ 23,438       $ 20,487       $ 68,544       $ 59,542
                                                          --------       --------       --------       --------
  INCOME BEFORE INCOME TAXES                              $ 52,395       $ 41,992       $155,141       $134,238
  Income taxes                                              21,554         17,447         63,061         55,787
                                                          --------       --------       --------       --------
NET INCOME                                                $ 30,841       $ 24,545       $ 92,080       $ 78,451
                                                          ========       ========       ========       ========
DIVIDENDS DECLARED                                        $ 14,000       $ 12,000       $ 42,000       $ 36,000
                                                          ========       ========       ========       ========
BASIC AND DILUTED EARNINGS PER COMMON SHARE               $   1.54       $   1.23       $   4.60       $   3.92
                                                          ========       ========       ========       ========
    (based on 20 million average shares outstanding)

DIVIDENDS DECLARED PER COMMON SHARE                       $   0.70       $   0.60       $   2.10       $   1.80
                                                          ========       ========       ========       ========

OPERATING RATIOS

  Net interest margin                                         1.69%          1.70%          1.74%          2.04%
  Operating expense as a percentage of
    average insured student loans                             0.53%          0.58%          0.54%          0.63%
  Return on Equity                                           19.94%         17.71%         20.73%         19.53%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                  September 30,       December 31,
                                                                       2001               2000
                                                                   (Unaudited)         (Audited)
                                                                   -----------         ---------
ASSETS
       Insured student loans                                       $17,810,491        $15,774,291
       Less: Allowance for loan losses                                  (3,584)            (2,872)
                                                                   -----------        -----------
       Insured student loans, net                                   17,806,907         15,771,419
       Cash                                                                249                323
       Other assets                                                    521,414            471,489
                                                                   -----------        -----------
       TOTAL ASSETS                                                $18,328,570        $16,243,231
                                                                   ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
       Short-term borrowings                                       $15,159,300        $12,332,804
       Long-term notes                                               2,200,000          3,057,000
       Payable to principal stockholder                                  8,115              9,551
       Deferred income taxes                                            85,073             47,656
       Other liabilities                                               253,661            223,958
                                                                   -----------        -----------
          Total Liabilities                                         17,706,149         15,670,969
                                                                   -----------        -----------
       Common stock, $0.01 par value; authorized 50,000,000
          shares; 20,000,000 shares issued and outstanding                 200                200
       Additional paid-in capital                                      134,851            134,772
       Retained earnings                                               487,370            437,290
                                                                   -----------        -----------
          Total Stockholders' Equity                                   622,421            572,262
                                                                   -----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $18,328,570        $16,243,231
                                                                   ===========        ===========

AVERAGE INSURED STUDENT LOANS
       (year-to-date)                                              $17,035,367        $13,226,364
                                                                   ===========        ===========


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            Nine months ended
                                                                               September 30,
                                                                               -------------
                                                                           2001            2000
                                                                           ----            ----
Cash flows from operating activities:
Net income                                                            $    92,080      $    78,451
Adjustments to reconcile net income to
   net cash from operating activities:
        Depreciation and amortization                                      41,396           23,030
        Provision for loan losses                                           5,767            3,693
        Deferred tax provision                                             37,417            3,088
        (Increase) in accrued interest receivable                         (57,035)        (150,776)
        Decrease in other assets                                           11,395            6,781
        Increase in other liabilities                                      28,346           94,203
                                                                      -----------      -----------
Net cash provided by operating activities                                 159,366           58,470
                                                                      -----------      -----------
Cash flows from investing activities:
        Disbursement of loans                                          (1,905,419)      (1,723,571)
        Purchase of loans                                              (1,880,762)      (3,330,372)
        Repayment of loans                                              1,425,596        1,031,829
        Sale of loans                                                     279,378          231,346
        Capital expenditures on equipment and computer software            (5,729)          (4,919)
                                                                      -----------      -----------
Net cash (used in) investing activities                                (2,086,936)      (3,795,687)
                                                                      -----------      -----------
Cash flows from financing activities:
        Net (decrease)/increase in borrowings with original
           maturities of one year or less                                (230,504)       3,773,245
        Proceeds from long-term borrowings                              2,200,000               --
        Dividends paid to stockholders                                    (42,000)         (36,000)
                                                                      -----------      -----------
Net cash provided by financing activities                               1,927,496        3,737,245
                                                                      -----------      -----------
Net (decrease)/increase in cash                                               (74)              28
Cash - beginning of period                                                    323              251
                                                                      -----------      -----------
Cash - end of period                                                  $       249      $       279
                                                                      ===========      ===========
Supplemental disclosure of cash flow information:

        Cash paid for:
              Interest                                                $   663,646      $   503,661
              Net income taxes (refunded)/paid                        $   (11,282)     $    46,836


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of September 30, 2001 and for the three- and nine-month periods ended September 30, 2001 and 2000 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Annual Report and Form 10-K.

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

3.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup and its affiliates on the other hand. At September 30, 2001, the Company had outstanding short- and long-term borrowings with CNYS of $15.2 billion and $2.2 billion, respectively, compared to $12.3 billion and $3.1 billion, respectively, at December 31, 2000. For the three- and nine-month periods ended September 30, 2001, the Company incurred $187.4 million and $662.9 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $237.0 million and $581.2 million, respectively, for the same periods in 2000. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

4.       INTEREST RATE SWAP AGREEMENTS

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates.

         At December 31, 2000 and for the nine-month period ended September 30,2001, the Company was not a party to any interest rate swap agreements and managed interest rate risk directly through its funding agreements.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Adoption had no material impact on the Company's financial statements.

5.       COMMITMENTS AND CONTINGENCIES

         In October 1999, Citigroup proposed to acquire by merger the 20% of the Company's common stock not already beneficially owned by Citigroup. Citigroup and the Special Committee of the Company's independent directors, formed to evaluate the proposal, subsequently announced the termination of discussions regarding the proposal. Various stockholder legal complaints were filed against the Company and its directors (as well as Citigroup and certain subsidiaries) as a result of the proposal and the termination of discussions regarding the proposal. For further information, see LEGAL PROCEEDINGS in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

         The Company is also involved in various litigation matters incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings will not be likely to have a material adverse effect on the results of the Company's operations, financial position or liquidity.

         In recent years, amendments to the Higher Education Act of 1965 (the "Act") have significantly reduced the net interest margin of the guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older loans with higher yields were repaid. Pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies. Any such amendments could adversely affect the Company's business and prospects.

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

         FINANCIAL CONDITION

         During the nine months ended September 30, 2001, the net student loan portfolio of the Company increased by $2.0 billion (13%) to $17.8 billion from $15.8 billion at December 31, 2000. This growth was the result of loan disbursements totaling $1,905 million and loan purchases of $1,881 million in the first nine months of 2001, partially offset by $279 million in loan sales and $1,426 million in loan reductions (attributable to borrower principal repayments and claims paid by guarantors), and other adjustments of $45 million. During the nine months ended September 30, 2000, the Company made loan disbursements of $1,724 million, loan purchases of $3,330 million, loan sales of $231 million, loan reductions of $1,032 million and other adjustments of $26 million.

         From time to time, the Company makes purchases of guaranteed student loans in the secondary student loan market. For the first nine months of 2001, the Company's student loan purchases were $1,881 million, a decrease of $1,450 million (44%) from the amount of loan purchases for the same period in 2000. The Company's participation in the secondary market is dependent upon market conditions.

         The Company's loan disbursements and new CitiAssist loan commitments for the first nine months of 2001 were $2,373 million, representing an increase of $304 million (15%) as compared to those made in the same period of 2000. The increase is primarily attributable to a growth of $129 million (38%) in CitiAssist loan commitments to $468 million for the first nine months of 2001, compared to $339 million for the same period last year. FFEL Program Stafford and Plus loan disbursements of $1,577 million in the first nine months of 2001 were $113 million (8%) higher than the $1,464 million disbursed during the same period of 2000. Federal Consolidation Program loan originations of $328 million for the first nine months of 2001 increased $62 million (23%) compared to the same period of 2000.

         During the first nine months of 2001, the Company made $664 million in interest payments, principally to CNYS, compared to $504 million for the same period in 2000. The increase is attributable to changes in both the size of the borrowings and timing of interest payments. Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. The Company's income taxes, which are payable primarily to CNYS, were overfunded at December 31, 2000, generating a $12 million refund from CNYS in the first quarter of

         2001. The tax refund, less tax payments made during the first nine months of 2001, resulted in net cash received of $11.3 million. The Company made income tax payments of $46.8 million during the first nine months of 2000.

         Deferred income taxes increased by $37.4 million in the first nine months of 2001. The increase was primarily attributable to the temporary differences for deferred loan origination and internally developed software costs for the first nine months of 2001, which are deducted currently for income tax purposes, but amortized over certain periods of time for financial statement purposes.

         In the first nine months of 2001, short-term debt increased by $2.8 billion to $15.2 billion. The increase was primarily attributable to the reclass of maturing long-term debt to short-term debt. The $0.9 billion decrease in long-term borrowings at September 30, 2001 is due to the reclass of $3.1 billion of maturing long-term debt to short-term and the procurement of $2.2 billion of new long-term borrowings. The new borrowings were used primarily to fund new loan disbursements and purchases.

         The Company paid a quarterly dividend of $0.70 per common share on September 4, 2001. On October 18, 2001, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.70 per share to be paid December 3, 2001 to stockholders of record on November 15, 2001.

         RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 2001

         Net income was $30.8 million ($1.54 basic and diluted earnings per share) for the third quarter of 2001. This was an increase of $6.3 million (26%) from earnings for the same period last year. The increase in net income was primarily attributable to lower funding costs, as maturing debt was replaced at more favorable rates, and continued management of operating expenses.

         The net interest margin for the third quarter of 2001 was 1.69%, one basis point lower than the third quarter 2000 margin of 1.70%. The reduction of net interest margin resulted from the July 1, 2001 interest rate reset, which affected rates on all FFEL Program student loans and resulted in historically low rates for consolidation loans. The impact of the rate reset was partially offset by increased floor revenue. Floor revenue is earned in declining interest rate environments when the Company's cost of funds declines while the borrower interest rate remains fixed, generating excess spread.

         Total operating expenses for the third quarter of 2001 increased $3.0 million (14%) from the same period last year, primarily due to an increase in fees and other costs to service the significantly larger loan portfolio. Notwithstanding the foregoing, operating expense as a percentage of average insured student loans improved 0.05% to 0.53% from the third quarter of 2000 expense ratio of 0.58%. The improvement in the expense ratio was primarily attributable to portfolio efficiencies whereby the growth in assets did not require a commensurate growth in the Company's infrastructure.

         The Company's return on equity was 19.9% for the third quarter of 2001, 2.2% higher than the 17.7% return for the same period of 2000.

         NINE MONTHS ENDED SEPTEMBER 30, 2001

         The Company earned net income of $92.1 million ($4.60 basic earnings per share) for the nine months ended September 30, 2001, an increase of $13.6 million (17%) from the first nine months of 2000. The increase was primarily attributable to higher interest income generated by loan portfolio growth and continued management of operating expenses.

         Fee income of $7.9 million for the nine months ended September 30, 2001 increased $2.8 million (57%) compared to the same period last year. The increase is primarily attributable to the implementation of a late fee program in early 2001.

         Total operating expenses for the first nine months of 2001 were $68.5 million, $9.0 million (15%) higher than the same period last year due to increased costs to service the significantly larger portfolio. Operating expenses as a percentage of average insured student loans for the first nine months of 2001 decreased to 0.54%, an improvement of 0.09% compared to the first nine months of 2000. The decrease is primarily attributable to growth in assets not requiring a commensurate growth in the Company's infrastructure.

         The Company's return on equity was 20.7% for the first three quarters of 2001, 1.2% higher than the 19.5% return for the same period of 2000.

         The Company's effective tax rate was approximately 40.6% for the first nine months of 2001, compared to 41.6% for the same period in 2000.

REGULATORY IMPACTS

         In recent years the Company's loan portfolio, comprised primarily of loans originated under the FFEL Program, has been subject to increased costs and reduced lender yields as a result of amendments to the Higher Education Act of 1965, which governs the FFEL Program. Pressure on margins is expected to continue as more loans are originated with lower lender yields.

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

         The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of September 30, 2001 a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $26.3 million for the next twelve months and a potential negative impact of approximately $77.1 million for all periods after September 30, 2001. A 100 basis point decrease in the interest yield curve as of September 30, 2001 would have a potential negative impact on the Company's pretax earnings of approximately $10.2 million for the subsequent twelve-month period and a potential positive effect of approximately $93.2 million for all periods after September 30, 2001.


Earnings-at-Risk (effect on pre-tax earnings)          September 30, 2001                September 30, 2000
----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                             Next                              Next
                                                12 Mos.    Thereafter   Total     12 Mos.   Thereafter     Total
----------------------------------------------------------------------------------------------------------------
One hundred basis point increase                 $26.3     ($103.4)     ($77.1)   $14.6      ($19.9)      ($5.3)
----------------------------------------------------------------------------------------------------------------
One hundred basis point decrease                ($10.2)     $103.4       $93.2    ($8.7)      $26.4       $17.7
----------------------------------------------------------------------------------------------------------------

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2001





                               The Student Loan Corporation





                               By /s/ Steven Gorey
                                  ----------------
                                      Steven Gorey
                                      Vice President and
                                      Chief Financial Officer