Form 10-K405
period 2001-12-31
STUDENT LOAN CORP
filed 2002-03-27
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K
                                -----------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
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

                               ------------------

          Securities Registered Pursuant to Section 12 (b) of the Act:

  Title of Each Class                  Name of Each Exchange on which Registered
-----------------------                -----------------------------------------
     Common Stock                              New York Stock Exchange

          Securities Registered Pursuant to Section 12 (g) of the Act:
                                      None

--------------------------------------------------------------------------------

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 2002 was approximately $352 million. On that date, there were 20,000,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 9, 2002 are incorporated by reference into Part III of this Report.

CONTENTS
--------------------------------------------------------------------------------

 3       Management's Discussion and Analysis
11       Other Business and Industry Information
15       Independent Auditors' Report
16       Financial Statements
20       Notes to Financial Statements
33       Securities and Exchange Commission Information
34       10-K Cross Reference Index
35       Directors and Executive Officers
36       Stockholder Information

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

GENERAL

The following discussion should be read in conjunction with the financial statements and accompanying notes.

Background

The Student Loan Corporation (the "Company") originates, holds and services federally insured student loans through a trust agreement with Citibank (New York State) ("CNYS"), an indirect wholly-owned subsidiary of Citigroup Inc. The Company is one of the nation's largest originators and holders of student loans guaranteed under the Federal Family Education Loan ("FFEL") Program, authorized by the U.S. Department of Education (the "Department") under the Federal Higher Education Act of 1965, as amended (the "Act"). The Company also holds student loans that are not insured under the Act, including CitiAssist Loans, introduced in 1997.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. For more than 25 years prior to December 22, 1992, the Company operated as a division (the "Division") of CNYS. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company's common stock and the Company's agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold four million shares of its holdings of the Company's common stock in an initial public offering. CNYS continues to own 80% of the Company's outstanding common stock.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "intend", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes and accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the success of the Company's hedging policies; the Company's ability to acquire or originate loans in the amounts anticipated and with interest rates to generate sufficient yields and margins; the Company's ability to continue to develop its electronic commerce initiatives; the Company's success in expanding its guarantor relationships and products; the Company's ability to utilize alternative sources of funding, including securitization; the successful resolution of legal proceedings; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

Significant Accounting Policies

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States of America.

An allowance for loan losses has been established primarily as a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act. Under these provisions, claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss. The risk-sharing loss on these loans represents 2% of the claimed amount, including both principal and accrued interest.

The allowance also includes estimated losses on CitiAssist Loans. CitiAssist Loans that are insured by Globe Indemnity Company ("GIC"), a subsidiary of Royal & Sun Alliance and a private third party insurer, are subject to risk-sharing losses of 5% of the combined principal and accrued interest balances.

The allowance for loan losses is established via a process that begins with estimates of probable losses inherent in the FFEL Program and CitiAssist portfolios, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. The estimated losses (net of any risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency. Actual losses, including those which arise from claims with guarantors and GIC, are charged against the allowance as they occur.

Future Application of Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Statement No. 140 revises the accounting standard relating to transfers of financial assets and securitizations. This statement also provides revised guidance for an entity to be considered a qualifying special purpose entity. The Company will adopt the new standard in conjunction with the commencement of securitization activity in 2002.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company's 2001 net income was $135.4 million ($6.77 basic earnings per common share), up $30.5 million (29%) from 2000 net income of $104.9 million ($5.24 basic earnings per common share). The increase in net income was primarily attributable to $58.2 million higher net interest income, generated by both loan portfolio growth and floor income. The Company also continued to focus on cost management.

At December 31, 2001, the Company's student loan portfolio primarily comprised of loans originated through the FFEL Program, reached $18.2 billion, up 16% from the December 31, 2000 level of $15.7 billion. The $2.5 billion increase in loans outstanding in 2001 was primarily due to $2.4 billion in new loan disbursements and $2.5 billion in purchases, comprised primarily of secondary market, Consolidation Loan and CitiAssist Loan purchases, and were partially offset by loan repayments of $1.9 billion and loan sales of $0.5 billion. New 2001 FFEL Program disbursements, consisting of Federal Stafford Loans and Parent Loans to Undergraduate Students ("PLUS") Loans, were $1,973 million, an increase of $117 million (6%) from 2000. Disbursements also included Consolidation Loans of $455 million in 2001, an increase of $104 million (30%) from 2000. These disbursements do not include the Consolidation Loans generated through third party marketing relationships, which are reported as purchases since unconsolidated loan balances held by other lenders must be purchased at face value from the other lenders prior to loan consolidation.

CitiAssist Loans of $307 million, disbursed in 2001 by CNYS but not yet acquired by the Company, are not included in the Company's loan portfolio. In order to comply with certain legal requirements, CitiAssist Loans are originated by CNYS through an intercompany agreement. The Company purchases all qualified CitiAssist Loans following full disbursement. Under the agreement, the Company expects to acquire substantially all of the $307 million of CNYS-owned CitiAssist Loans during the first half of 2002. CitiAssist Loans originated by CNYS of $617 million in 2001 were $178 million (41%) higher than the prior year. Excluding the purchase premium, the Company's CitiAssist Loan portfolio grew to $1,127 million by December 31, 2001, a $450 million increase from the December 31, 2000 balance of $677 million.

Student loans purchased in 2001 totaled $2,491 million, of which $518 million were CitiAssist Loan purchases, $1,159 million were Consolidation Loan purchases and $814 million were purchases of other FFEL Program loan portfolios. The overall purchases were $1,827 million lower than the 2000 purchases.

The allowance for loan losses balance primarily represents estimated potential losses arising from the risk-sharing provisions of the FFEL and CitiAssist Programs. Most FFEL Program loans submitted for default claim are subject to the 2% risk-sharing provisions of the Act. CitiAssist Loans are subject to risk-sharing costs of 5% in accordance with provisions of an agreement with GIC, the primary insurer of these loans. Certain CitiAssist Loans are not insured against loss. At December 31, 2001 and 2000, the Company held $162.2 million and $91.4 million, respectively, of CitiAssist Loans that did not carry third party insurance. Approximately two-thirds of these uninsured CitiAssist Loans carry risk-sharing agreements with creditworthy universities. The allowance for loan losses balance increased to $3.6 million at December 31, 2001, $0.7 million higher than the $2.9 million balance at December 31, 2000. The increase in allowance for loan losses is primarily attributable to growth in the portion of the student loan portfolio that is in repayment and reached at least 90 days of delinquency.

The Company's return on equity for 2001 was 22.4%, an increase of 3.1% from 19.3% in 2000. The improvement was primarily attributable to increases in net interest income generated by portfolio growth and floor income. See Floor Income on page 6 for further discussion.

Net Interest Income

Net interest income (interest earned from student loans less interest expense on borrowings) for 2001 was $316.5 million, a $58.2 million (23%) increase compared with 2000 net interest income of $258.3 million. The increase is a result of increased floor income and higher interest revenue attributable to the growth in average loans outstanding.

Net interest margin for 2001 was 1.83%, a decline of 0.12% from 1.95% in 2000. The decline was attributable to legislated interest rate reductions as well as the Company's decision to diversify loan sourcing to include loans obtained through non-school distribution channels, specifically the secondary market and third party loan consolidation channels. Loans acquired through these channels generally have lower yields than direct-sourced student loans. Continued participation in these initiatives will depend on market conditions. The impact of the lower yields was partially offset by increased floor income. Net interest margin compression, resulting from the legislated interest rate reductions and premium amortization from secondary market and loan consolidation purchases, is expected to continue.

The Act imposes a 0.5% origination fee on FFEL Program student loan disbursements and an annual fee of 1.05% on the portfolio balance of Federal Consolidation Loans held. In addition, in 1998 the Act reduced the interest rate borrowers pay on Federal Stafford Loan disbursements by 0.8%, of which 0.3% is borne by lenders. These amendments have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. As the funding costs have not been similarly reduced, pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced interest margins. Any such amendment could adversely affect the Company's business and prospects. The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including e-commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities.

Average Balance Sheet


------------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                2001                             2000                           1999
------------------------------------------------------------------------------------------------------------------------------------
                                                     Income/                         Income/                          Income/
                                       Balance       Expense     Rate    Balance     Expense     Rate    Balance      Expense   Rate
------------------------------------------------------------------------------------------------------------------------------------
Average insured student loans              $17,297    $1,152     6.66%    $13,226     $1,093     8.26%     $9,407       $720   7.65%
Average non-interest earning assets            386                            374                             279
------------------------------------------------------------------------------------------------------------------------------------
Total average assets                       $17,683                        $13,600                          $9,686
------------------------------------------------------------------------------------------------------------------------------------
Average interest bearing liabilities       $16,849      $835     4.96%    $12,890       $835     6.48%     $9,053       $494   5.46%
Average non-interest bearing
    liabilities                                230                            166                             141
Average equity                                 604                            544                             492
------------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and equity       $17,683                        $13,600                          $9,686
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                        $17,297      $317     1.83%    $13,226       $258     1.95%     $9,407       $226   2.40%
------------------------------------------------------------------------------------------------------------------------------------
Average 91-day Treasury Bill rate at
  the final auction date before
  June 1st for Stafford reset                                    3.69%                           5.89%                         4.62%
Average 52-week Treasury Bill
  rate at the final auction date
  before June 1st for
  PLUS/SLS reset (1)                                              ---                            6.38%                         4.88%
Weekly average of the
  1-year constant
  maturity Treasury yields for
  the calendar week ending on or
  before the proceeding June 26th
  for PLUS/SLS reset (1)                                         3.46%                            ---                            ---
------------------------------------------------------------------------------------------------------------------------------------

(1) During 2001, the 52-week Treasury Bill auction was discontinued. It has been replaced by the 1-year constant maturity Treasury yields for purposes of determining certain PLUS/SLS reset rates.

The following table shows the components of the annual changes in net interest income.

Rate/Volume Analysis

----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                          2001 Compared to 2000                       2000 Compared to 1999
============================================================================================================================
                                       Increase (Decrease) Due to Change In:     Increase (Decrease) Due to Change In:
----------------------------------------------------------------------------------------------------------------------------
                                           Volume    Rate(a)    Net(b)                Volume    Rate(a)    Net(b)
----------------------------------------------------------------------------------------------------------------------------
Interest earning assets                     $296.4   ($238.5)  $ 57.9                 $312.0     $ 61.8    $373.8
Interest bearing liabilities                 222.4    (222.7)    (0.3)                 236.6      104.7     341.3
----------------------------------------------------------------------------------------------------------------------------
Net interest earnings                       $ 74.0   ($ 15.8)  $ 58.2                 $ 75.4    ($ 42.9)   $ 32.5
============================================================================================================================

(a) Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Special Allowance Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates. Those issued subsequent to July 23, 1992 have variable rates. Most FFEL Program loans also qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender's loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date.

Floor Income

As indicated above, whenever the stated interest rates on qualifying FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a SAP, which increases the loan yield to lenders. In periods of declining interest rates, the stated fixed borrower rates, which are subject to various annual reset provisions, become, in effect, interest rate floors. Floor income is generally available in declining short-term interest rate environments when the Company's cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Depending on the manner in which the Company's assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the date the borrower interest rate is reset, which occurs annually for the majority of the Company's loans. The Company's floor income significantly declines in periods when prevailing 91-day Treasury Bill rates exceed 5%. The Company earned $35.9 million of floor income in 2001, compared to $0.5 million in 2000 when short-term interest rates were higher.

Fee and Other Income

For 2001, the Company generated fee and other income of $10.6 million, a $4.2 million increase from 2000. This increase is attributable primarily to a $4.0 million increase in late fees as a result of commencement of charging late fees on a portion of the portfolio.

Operating Expenses

Operating expenses for 2001 were $91.8 million, or 0.53% of average insured student loans. For 2000, operating expenses were $79.6 million or 0.60% of average insured student loans. The $12.2 million (15%) increase in operating expenses is primarily attributable to increases in sales and technology investments, as well as higher external servicing costs incurred to maintain the larger loan portfolio. The 0.07% improvement in the expense ratio was primarily driven by leveraging the Company's infrastructure to support asset growth, partially offset by increased investments in sales and technology.

Income Taxes

The Company's 2001 income tax provision of $92.6 million was $18.0 million (24%) higher than the 2000 income tax provision of $74.6 million. The increase was primarily attributable to a 27% increase in income before income taxes as compared to the prior year.

The Company had net deferred income tax liabilities of $93.9 million at December 31, 2001, compared to $47.7 million at December 31, 2000. The deferred income tax liabilities primarily resulted from temporary differences related to deferred loan origination and procurement costs. These costs have increased significantly over the past few years due to increased purchased loan volume. See Notes 1 and 10 to the financial statements for further discussion.

The Company's effective tax rates were 40.63% for 2001, 41.55% for 2000 and 41.66% for 1999.

2000 Compared to 1999

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

At December 31, 2000, the Company's student loan portfolio reached $15.8 billion, an increase of $4.9 billion (45%) from the December 31, 1999 balance. The increase in loans outstanding was due primarily to new FFEL Program loan disbursements of $2.2 billion and portfolio purchases of $4.3 billion during 2000, partially offset by loan repayments and loan sales. FFEL Program Stafford and PLUS disbursements of $1,856 million for 2000 were up $151 million (9%) from 1999.

Disbursements also included Loan Consolidations of $352 million in 2000, an increase of $74 million (27%) from 1999. In addition, the portfolio balance at year-end 2000 included purchased loans originated through the CitiAssist Program of $677 million, excluding the premium on the purchases. The balance of CitiAssist Loans at December 31, 2000 was $329 million more than at the prior year-end.

Allowance for loan losses at December 31, 2000 was $2.9 million, $0.9 million lower than the balance at the end of 1999. The decrease in allowance for loan losses was primarily attributable to the adoption in 2000 of the Federal Financial Institutions Examination Council's ("FFIEC's") revised Uniform Retail Classification and Account Management Policy, which provided guidance on the reporting of delinquent consumer loans and the timing of associated charge-offs. Since the Company's current charge-off policies were generally consistent with the revised FFIEC policy statement, there was no material change in the loan loss provision due to its adoption. However, risk-sharing charge-offs, which are offset against the allowance for loan losses, increased by approximately $1.6 million due to the adoption of the policy statement.

Net interest income was $258.3 million for 2000, compared with 1999 net interest income of $225.8 million. The $32.5 million (14%) increase primarily resulted from higher interest revenue attributable to the growth in average loans outstanding. Net interest margin for 2000 decreased to 1.95% from 2.40% in 1999. More than half of the decline was attributable directly to the Company's decision to diversify loan sourcing to include loans obtained through non-school distribution channels, specifically the secondary market and third party loan consolidation channels. Loans acquired through these channels generally have lower yields than student loans sourced directly through school lender lists. The significant increase in loans acquired through indirect channels since the third quarter of 1999 resulted in a decline of 0.25% in the net interest margin for 2000. The remainder of the margin decline is attributable to the addition of new FFEL Program loans to the portfolio at the legislated lower lender yields along with higher funding rates during the second and third quarters of 2000.

Operating expenses were $79.6 million (or 0.60% of average student loans) for 2000, compared to $71.8 million (or 0.76% of average student loans) for 1999. The $7.8 million (11%) increase in 2000 operating expenses was due primarily to higher affiliate and external loan servicing fees incurred to service the significantly larger loan portfolio. The 0.16% improvement in the expense ratio was primarily attributable to growth in assets not requiring a commensurate growth in the Company's infrastructure.

Related Party Transactions

CNYS owns 80% of the Company's outstanding common stock. CNYS and other affiliates of Citigroup have entered into a number of significant transactions with the Company through intercompany agreements. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The Company's loan portfolio primarily consists of student loans originated under the FFEL Program, through a trust agreement with CNYS. The majority of the Company's loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. The Company incurred charges of $32.3 million, $28.0 million and $28.8 million pursuant to these agreements in 2001, 2000 and 1999, respectively.

In addition, the Company holds a portfolio of alternative loans, primarily CitiAssist Loans. CitiAssist Loans are originated by CNYS, but serviced by the Company. Expenses incurred by the Company to underwrite, disburse and service these loans for CNYS are reflected in a service fee, which the Company charges to CNYS based on the provisions of an intercompany agreement. Amounts paid by CNYS pursuant to this agreement amounted to $5.6 million, $4.0 million and $3.6 million in 2001, 2000 and 1999, respectively. The loans are purchased at a premium by the Company at a mutually agreed upon time after the final disbursement is made. Loan premiums are amortized as yield adjustments over the average life of a CitiAssist Loan. As of December 31, 2001 and 2000, the Company's CitiAssist Loan portfolio was $1,127.1 million and $677.0 million, respectively, excluding premiums on the purchases.

The Company's short- and long-term borrowings of $17.6 billion and $15.4 billion at December 31, 2001 and 2000, respectively, were borrowed from CNYS under the terms of an Omnibus Credit Agreement, which provides for a $20 billion total credit limit. Interest expense of $835.1 million, $835.5 million and $496.0 million was incurred under the agreement in 2001, 2000 and 1999, respectively.

The Company shares with CNYS 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.

Certain services, including facilities procurement, employee benefits, data processing, telecommunications, payroll processing and administration, and others, have been provided under agreements with CNYS and other Citigroup affiliates.

Such expenses are assessed based on actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. Management believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. The Company was charged $13.8 million, $12.6 million and $9.2 million for these services pursuant to intercompany agreements in 2001, 2000 and 1999, respectively. See Note 8 to the financial statements for further information.

Regulatory Impacts

See a discussion of the regulations to which the Company's student loan portfolios are subject and their impact on the Company at Notes 1, 2 and 14 to the financial statements.

Risk Management

Risk management is an important business objective of the Company. The Company actively manages market, credit and operating risks.

Market risk encompasses both liquidity risk and price risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor or investor when due. Price risk is the risk to earnings that arises from changes in interest rates. Market risk is managed through the Company's Asset/Liability Management Committee ("ALCO"). ALCO reviews the current and prospective funding requirements and makes recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company manages credit risk by maintaining risk-sharing agreements with servicers performing certain underwriting and collection operations and by ensuring that the Company's interest rate swap agreements, if any, are entered into only with those counterparties having investment-grade external credit ratings. Also, for each of its loan products the Company prepares annual credit programs, which are approved by senior management and include detailed risk analysis by loan type. In addition, the Company is periodically reviewed by Citigroup Audit and Risk Review teams to monitor portfolio quality and processing compliance and is also subject to annual Department-mandated independent compliance reviews of its FFEL Program student loan portfolio. Credit risk is minimized by the federal guarantees maintained on its FFEL Program student loan portfolios and by the credit loss insurance carried on a significant portion of its alternative loan portfolio. The Company purchases alternative loan credit loss insurance from an investment-grade insurance company.

Operating risks are those risks arising from servicing defects that could potentially result in losses to the guaranteed student loan portfolio. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks by conducting compliance and process reviews of the Company's loan servicers and through contractual remedies for losses incurred due to servicing errors.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of its loan portfolio by one servicer, an affiliated company. The Company believes that its policies, procedures, servicer reviews and contractual remedies mitigate this risk. Furthermore, the Company currently maintains servicing agreements on portions of its portfolio with several other servicers, each capable of providing servicing to additional portions of the portfolio, if needed. In addition, most of these loans, subject to certain risk-sharing provisions, are guaranteed against loss by either FFEL Program guaranty agencies, reinsured by the federal government, or an alternative loan third party insurer.

The Company's FFEL Program guaranteed loan portfolio is subject to regulatory risk in the form of reduced interest subsidies and increased origination costs. Legislation and the reauthorization process have reduced the net interest margin earned by lenders.

Market Risk

The Company's primary market risk exposure results from fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company may use interest rate swap agreements and other hedge instruments to manage interest rate risk in response to changing market conditions and to change the characteristics of the related underlying liabilities. When the interest rate characteristics of particular liabilities closely match the characteristics of the assets they fund, hedging activities may not be required. During all of 2001 and 2000, the Company had no interest rate swap agreements outstanding. Additional information about interest rate swap agreements is located in Note 11 to the financial statements.

Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods.

The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management's future responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by a 100 basis point change in the yield curve.

The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of December 31, 2001, a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $13.6 million for 2002 and a potential negative impact of approximately $104.8 million for all of the years thereafter. A 100 basis point decrease in the interest yield curve as of December 31, 2001 would have a potential negative impact on the Company's pretax earnings of approximately $13.6 million in 2002 and a potential positive impact of approximately $104.8 million for all of the years thereafter. The increase in the 2001 year-end Earnings-at-Risk calculations, compared to the previous year-end, was due to the interest rate environment at December 31, 2001, as floor income became a significant factor in the calculations.


Earnings-at-Risk (on pre-tax earnings)

                                             DECEMBER 31, 2001                    DECEMBER 31, 2000
=======================================================================================================
                                         2002   THEREAFTER      TOTAL      2001     THEREAFTER    TOTAL
-------------------------------------------------------------------------------------------------------
(Dollars in millions)
One hundred basis point increase        $13.6    ($104.8)      ($91.2)    $17.9      ($19.9)      ($2.0)
One hundred basis point decrease        (13.6)     104.8         91.2       3.1        32.5        35.6
=======================================================================================================

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its ALCO, actively manages these risks by setting Earnings-at-Risk limits and takes the appropriate actions if interest rates move against the existing structure.

Liquidity and Capital Resources

The Company's primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and Company operating expenses. The Company's expenditures for software developed for internal use totaled $7.5 million and $6.3 million in 2001 and 2000, respectively, and were immaterial in 1999. In those periods, the Company made no material capital expenditures, other than software developed for internal use and personal computers and peripheral equipment, and has no commitments to incur material capital expenditures in the future.

The Company's cash used for investing activities, primarily consisting of disbursements and purchases of loans, amounted to $2,531.9 million in 2001, $4,955.8 million in 2000 and $2,242.4 million in 1999. Investing activities were financed in 2001, 2000 and 1999 primarily through the utilization of available short- and long-term credit lines. New borrowings, net of repayments, at December 31, 2001 and 2000, increased $2,194.0 million and $4,855.7 million, respectively, compared to borrowings outstanding a year ago from those dates.

The Company's future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowing.

The Company's primary contractual obligations are indicated in the chart below:

Contractual Obligations
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                       Due in 1      Due in 1 - 2    Due in 2 - 3    Due after
                                                Total      year or less       years           years         3 years
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                $2,257,000     $   57,000      $2,200,000      $      ---        $  ---
Operating lease commitments                        7,221          1,666           1,572           1,404         2,579
Loan forward purchase obligations                444,718        444,718             ---             ---           ---
Loan commitments                                 563,124        563,123               1             ---           ---
Forward funding commitments                    4,350,000      1,300,000       1,750,000       1,300,000           ---
---------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations            $7,622,063     $2,366,507      $3,951,573      $1,301,404        $2,579
---------------------------------------------------------------------------------------------------------------------

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently meets its funding requirements through credit facilities provided by CNYS. The Company's credit agreement with CNYS, which expires on December 31, 2004, presently provides for a maximum aggregate credit limit for combined short- and long-term borrowings of $20.0 billion. At December 31, 2001, $2.4 billion of the credit facility was available for additional future short- and long-term borrowings.

The Company continues to consider alternative sources of funding, including securitization, and can securitize up to $3.0 billion of student loans under a related shelf registration statement.

Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months.

OTHER BUSINESS AND INDUSTRY INFORMATION
--------------------------------------------------------------------------------

Student Loans

The Company's portfolio is comprised primarily of loans originated through the FFEL Program. These loans consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans and Federal Consolidation Loans. The Company also owns a portfolio of Health Education Assistance Loans ("HEAL" Loans), comprised of guaranteed student loans in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services. Although no new loans are being originated under this program, the Company has pursued acquisition of HEAL Loans from other holders.

The Department administers the FFEL Program under Title IV of the Act. In order to comply with the provisions of the Act, all of the Company's FFEL Program loans are held, and all new FFEL Program loans are originated, by the Company through a trust established solely for the benefit of the Company. An institution, such as the Company, that does not fall within the Act's definition of "eligible lender" may hold and originate FFEL Program loans only through a trust or similar arrangement with an eligible lender. The Company's trust agreement is with CNYS, a New York State bank, which qualifies as an eligible lender under the provisions of the Act.

The Company's portfolio also contains loans originated through alternative loan programs, primarily CitiAssist. Alternative loan programs are available for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the borrower's or co-signer's creditworthiness, in addition to financial need as established by the educational institution. Most are insured by a private insurer.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans and HEAL Loans. The Company also makes Consolidation Loan disbursements through third party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through school lender lists.

Origination of FFEL Program Loans

In the years ended December 31, 2001 and 2000, the Company originated $2.4 billion and $2.2 billion, respectively, of FFEL Program loans. The Company's main sources of borrowers include referrals from financial aid administrators, repeat borrowers, Internet leads and college fair participants.

A student must attend an eligible educational institution in order to participate in the FFEL Program. The eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions and proprietary (vocational) schools. In addition to other criteria, school eligibility is determined by the default rate on guaranteed loans to its students. Under the Act, eligible lenders, subject to certain restrictions, may choose not to make loans to students attending certain schools, defined by school type, geographic location or default experience.

For Stafford Loans, the student and school complete a Master Promissory Note and send it either to the Company or directly to the guaranty agency ("guarantor"). For PLUS Loans, the school, parent and student complete a combined application/promissory note. Both the guarantor and the Company must approve the loan request. Upon guarantor approval, it sends a notice of guarantee to the Company. After receiving the notice of guarantee, the Company makes disbursements of the loan directly to the school and sends a disclosure statement to the borrower confirming the terms of the loan.

In November 2001, the Company began originating loans under "blanket guarantee" agreements with certain guarantors, under which the Company can originate a loan without individual guarantor loan approval on that loan and still retain the guarantee.

Seasonality

Origination of student loans is generally subject to seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through February account for approximately 75% of the Company's total annual disbursements. While applications and disbursements are seasonal, the Company's earnings are generally not tied to this cycle. Due to the Company's portfolio size, new disbursements or run-off for any given month will not materially change the net interest earnings of the portfolio.

Marketing

Unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans it directly originates through school channels. Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators ("FAAs"). The Company attributes its growth primarily to its emphasis on providing service to FAAs, offering competitive and innovative products that meet the needs of schools and students, expansion of marketing channels through electronic commerce and its employment of a focused marketing and sales team.

Management believes that FAAs are one of the most important influences on lender selection. An FAA, in order to streamline the financial aid process and promote competition, may develop a list of preferred lenders that students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAAs by offering a variety of products and services that help FAAs aid students in financing their education. The Company's account managers service the financial aid community and assist FAAs by resolving problems and issues, providing updates on the Company's programs and supplying information for students.

The Company has made advancements in and expects to continue to develop its electronic commerce initiatives. The Company's main Web site, www.studentloan.com, as well as its other proprietary Web sites, www.citiassist.com and www.faaonline.com, provide useful information and online functionality for both students and FAAs. The www.studentloan.com Web site has been redesigned with enhanced features, making it even easier to use and improving its functionality. Development of online application and approval capabilities has contributed to the growth of the private loan CitiAssist product. The Company also plans to introduce the ability to make payments online in early 2002.

Enhancements were made to the online servicing platform of www.studentloan.com, providing borrowers with the ability to self-service their accounts, view statements and choose repayment options. The Company plans to introduce electronic signature to www.studentloan.com's Stafford and PLUS online application systems in early 2002, enabling a convenient, completely paperless application process.

A lender can lose eligibility to participate in the FFEL Program if it does not comply with certain rules specified in the Act. Lenders are prohibited from offering points, premiums, payments or other inducements, directly or indirectly, to any educational institution, guarantor or individual in order to secure loan applications. Lenders may not offer loans as an inducement to a prospective borrower, either directly or indirectly, to purchase insurance policies or other products. Also, a lender may not conduct unsolicited mailings of FFEL Program student loan applications to students who have not previously received student loans from that lender. In addition, lenders may not engage in fraudulent or misleading advertising.

The Company's borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. Approximately one-half of the Company's loan portfolio is comprised of loans made to or on behalf of students from New York and California.

Competition

The student loan industry is highly competitive and the Company competes with thousands of eligible lenders. The Company is one of the nation's largest originators of FFEL Program loans and has been increasing its market share for almost a decade. As a large participant in the student loan industry, the Company has been able to leverage economies of scale to partially mitigate regulatory changes and increase market share over most competitors. The Company competes by offering a full array of FFEL Program and private loan products. In addition, unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans that it directly originates through school channels.

The Company is the nation's second largest holder of FFEL Program loans. Sallie Mae, the largest holder, has a portfolio that is several times larger than the Company's. When Sallie Mae began originating loans on its own behalf, it became a direct competitor of the Company. The Company also competes directly with Sallie Mae and other secondary markets in making loan purchases.

The Federal Direct Student Lending ("FDSL") Program, which also provides loans to students and parents, has, by its existence, reduced the origination volume available for FFEL Program loans. Currently, the FDSL Program accounts for approximately 35% of federal student loan program originations (exclusive of the Perkins Loan Program). In November 2000, the Company, together with a number of other FFEL Program participants, filed a legal action against the Secretary of Education in the United States District Court for the District of Columbia seeking a declaratory judgment that certain actions of the Department are in violation of the Higher Education Act and the Administrative Procedures Act and enjoining the Department's preferential treatment of the FDSL Program over private FFEL Program lenders. The action remains pending.

FFEL Program Guaranty Agencies

The Company is insured on its portfolio of FFEL Program loans as to principal and interest in the case of a borrower's default, death, disability, bankruptcy, closed school or unpaid school refund. The coverage is provided by certain state or non-profit guaranty agencies ("guarantors"), which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

If a guarantor's administrative or financial condition falls below specified levels or the Secretary of Education determines that the guarantor is in danger of financial collapse, the Secretary of Education is authorized to undertake specified actions to assure the continuance of claim payments, including the transfer of guarantees to another guarantor or paying claims directly to lenders. To date, all claims filed by the Company that had been approved for payment by guarantors have been paid.

Collections and Claims

Certain requirements need to be met in order to maintain the government guarantee coverage described above. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company's collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after delinquency occurs and continues prescribed collection efforts through mailings, telephone contact and skip tracing, as needed.

At prescribed times, the Company requests collection assistance from the relevant guarantor before submitting a claim. These requests serve to notify the guarantor of seriously delinquent accounts before claim and permit the guarantor to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collection department resumes working the account for payment and/or institutes a process to reinstate the guarantee.

Generally, loans that are 270 days past due are considered to be in default. Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur.

In addition to due diligence collection violations, a claim may be rejected by a guarantor under certain other circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained or the loan is improperly serviced. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

Rejected claims may be "cured", involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender locates the borrower in a case involving a timely claim filing violation or by obtaining a payment or a new signed repayment agreement from the borrower in the case of certain collection due diligence violations. In 2001, the Company was able to cure approximately 70% of all rejected claims. For rejected claims, the Company allows a full four months for the collections department or servicers to work the accounts in attempts to effect cures before they are written off as operating losses. Operating losses were immaterial in 2001 and 2000. Interest penalties may be assessed by guarantors for certain violations of the due diligence requirements even though the remainder of a claim may be paid. Examples of errors that cause interest penalties include isolated missed collection calls or failures to send collection letters as required.

The rate of FFEL Program student loan defaults tends to be higher than default rates for other consumer loans, especially among students at proprietary schools. In an effort to reduce the default rates, revised eligibility requirements for schools, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified thresholds, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it lends only to students attending institutions that meet the Act's default limits.

The Company's CitiAssist Loans, which incorporate credit screening and may require a co-signer, have significantly lower default rates than government-guaranteed loans.

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guarantor regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize, a loan guarantee or lender eligibility. An affiliate of the Company that services most of the Company's student loan portfolio also performs regular ongoing compliance reviews at its facility.
                                                                              13

The Company also has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. In addition, the Company's Operations Audit staff monitors quality assurance throughout the business. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence and disbursement processes, including work performed to ensure adherence to regulatory requirements. Also, individual departments perform self reviews on a risk-based frequency. These reviews are done to ensure compliance with the federal, guarantor and corporate policies/procedures, as well as to identify areas needing process or control improvements.

Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties if lenders violate program regulations. The Department conducts frequent on-site audits of the Company's student loan servicing activities. Guarantors conduct similar audits on a biennial basis. During 2001, the Company was audited by four guarantors and a third party insurer. In addition, an independent compliance review, as required by the Department, was conducted of the Company's FFEL Program student loan portfolio. None of the audits conducted during 2001 disclosed any material audit exceptions.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence. Both the Department and the guarantors have established stringent servicing requirements that the lender must meet and have developed audit criteria that the lender must pass in order to receive guarantee benefits.

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

Employees

At December 31, 2001, the Company had approximately 360 employees, none of whom was covered by a collective bargaining agreement.

Properties

The Company's headquarters are maintained in Stamford, CT. Other facilities in Pittsford, NY, accommodating primarily the accounting, school servicing and technology employees, are maintained under the provisions of an affiliate agreement, which provides for a seven-year lease term expiring in February 2007.

Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

In February 2000, three stockholders' derivative complaints, captioned "Alan Kahn v. Citigroup Inc.", "Kenneth Steiner v. Citigroup Inc.", and "Katherine F. Petty v. Citigroup Inc.", were filed in the Delaware Court of Chancery against the Company and its directors (as well as Citigroup and certain subsidiaries). The complaints allege, among other things, that defendants breached their fiduciary duties by engaging in a series of self-dealing transactions that are unfair to the Company and a waste of corporate assets. Plaintiffs assert that Citigroup will continue to self-deal to benefit itself and further depress the price of the Company's outstanding public stock so that it can acquire the stock at a depressed price in the future.

Each complaint seeks various forms of relief, including unspecified monetary damages, rescission of certain contracts and transactions, and declaratory and injunctive relief prohibiting Citigroup and its subsidiaries from engaging in further self-dealing with the Company and requiring Citigroup and its subsidiaries to conduct all future business with independent directors and officers of the Company. In April 2000, the Delaware Court of Chancery consolidated the three complaints for all purposes under the caption "In re The Student Loan Corp. Derivative Litigation" and designated the "Alan Kahn v. Citigroup Inc." complaint as the operative pleading. On July 26, 2001, the Company and its directors (as well as Citigroup) filed motions to dismiss the consolidated complaint and to stay discovery. On January 8, 2002, the Delaware Court of Chancery granted in part and denied in part defendants' motions, allowing the breach of the duty of loyalty claim to proceed. Discovery is ongoing.

In the ordinary course of business, the Company is also involved in various legal proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Stockholders of
The Student Loan Corporation:

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 17, 2002

THE STUDENT LOAN CORPORATION
STATEMENTS OF INCOME

========================================================================================================================
                                                                                                 Years Ended December 31
------------------------------------------------------------------------------------------------------------------------
                                                                       2001                 2000                  1999
(Dollars in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------
REVENUE
Interest income (note 2 )                                          $ 1,151,632          $ 1,093,728          $   719,949
Interest expense (notes 4, 5 and 8)                                    835,115              835,465              494,167
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    316,517              258,263              225,782
Less provision for loan losses (note 2)                                 (7,324)              (5,587)              (4,487)
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    309,193              252,676              221,295
Fee and other income (note 8)                                           10,599                6,365                3,794
------------------------------------------------------------------------------------------------------------------------
   Total revenue, net                                                  319,792              259,041              225,089
------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Salaries and employee benefits (notes 8 and 9)                          21,474               18,154               23,031
Other expenses (notes 7 and 8)                                          70,330               61,446               48,732
------------------------------------------------------------------------------------------------------------------------
  Total operating expenses                                              91,804               79,600               71,763
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             227,988              179,441              153,326
Income taxes (note 10)                                                  92,627               74,560               63,868
------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   135,361          $   104,881          $    89,458
------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share (note 13)                          $      6.77          $      5.24          $      4.47
------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEETS

                                                                                                 December 31
------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                             2001                      2000
============================================================================================================
ASSETS
Student loans (note 2)                                               $ 18,236,966              $ 15,774,291
Less allowance for loan losses (note 2)                                    (3,584)                   (2,872)
------------------------------------------------------------------------------------------------------------
Student loans, net                                                     18,233,382                15,771,419
Cash                                                                        1,222                       323
Other assets (note 3)                                                     482,492                   471,489
------------------------------------------------------------------------------------------------------------
Total Assets                                                         $ 18,717,096              $ 16,243,231
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings (note 4)                                       $ 15,383,800              $ 12,332,804
Long-term borrowings (note 5)                                           2,200,000                 3,057,000
Payable to principal stockholder (note 10)                                  7,282                     9,551
Deferred income taxes (note 10)                                            93,908                    47,656
Other liabilities (note 6)                                                380,404                   223,958
------------------------------------------------------------------------------------------------------------
Total liabilities                                                      18,065,394                15,670,969
------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock, par value $0.01 per share; authorized
   10,000,000 shares; no shares issued or outstanding                          --                        --
Common stock, par value $0.01 per share; authorized
   50,000,000 shares; 20,000,000 shares issued and
   outstanding                                                                200                       200
Additional paid-in capital                                                134,851                   134,772
Retained earnings                                                         516,651                   437,290
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                651,702                   572,262
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $ 18,717,096              $ 16,243,231
============================================================================================================

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------
                                                                             Additional
                                                                   Common      Paid-In     Retained
(Dollars in thousands, except per share amounts)                   Stock       Capital     Earnings          Total
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                  $     200      $ 134,380     $ 329,951      $ 464,531
Net income                                                           --             --        89,458         89,458
Dividends declared, $1.95 per common share                           --             --       (39,000)       (39,000)
Other                                                                --            143            --            143
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                        200        134,523       380,409        515,132
Net income                                                           --             --       104,881        104,881
Dividends declared, $2.40 per common share                           --             --       (48,000)       (48,000)
Other                                                                --            249            --            249
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                        200        134,772       437,290        572,262
Net income                                                           --             --       135,361        135,361
Dividends declared, $2.80 per common share                           --             --       (56,000)       (56,000)
Other                                                                --             79            --             79
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                  $     200      $ 134,851     $ 516,651      $ 651,702
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENTS OF CASH FLOWS

                                                                                           Years ended December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                          2001            2000             1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   135,361     $   104,881      $    89,458
Adjustments to reconcile net income to net cash from
  operating activities:
Depreciation and amortization                                              56,471          33,802           10,442
Provision for loan losses                                                   7,324           5,587            4,487
Deferred tax provision                                                     46,252          71,981            7,611
(Increase) in accrued interest receivable                                 (16,220)       (149,747)         (66,433)
Decrease (increase) in other assets                                        11,332          (4,825)          (6,811)
Increase (decrease) in other liabilities                                  154,256          86,482          (73,147)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       394,776         148,161          (34,393)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements of loans                                                 (2,428,457)     (2,207,797)      (1,982,929)
Purchase of loans                                                      (2,491,422)     (4,318,104)      (1,540,706)
Sale of loans                                                             509,084         301,983          246,434
Repayment of loans                                                      1,887,143       1,275,114        1,035,343
Capital expenditures on equipment and computer software                    (8,221)         (7,028)            (550)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (2,531,873)     (4,955,832)      (2,242,408)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings with original maturities
   of one year or less                                                  3,158,996       4,955,743        3,304,015
Proceeds from long-term borrowings                                      2,200,000              --        3,684,000
Repayments of long-term borrowings                                     (3,165,000)       (100,000)      (4,672,000)
Dividends paid to stockholders                                            (56,000)        (48,000)         (39,000)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               2,137,996       4,807,743        2,277,015
-------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                          899              72              214
Cash - beginning of period                                                    323             251               37
-------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                  $     1,222     $       323      $       251
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Interest                                                           $   739,292     $   727,356      $   542,446
   Net income taxes (refunded)/paid                                   $    (5,461)    $    51,762      $    43,167
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Student Loan Corporation (the "Company"), through a trust agreement with Citibank (New York State) ("CNYS"), is an originator, holder and servicer of student loans, consisting primarily of loans made in accordance with federally sponsored guaranteed student loan programs. The Company's accounting policies are in conformity with accounting principles generally accepted in the United States of America. The Company's operations are a single segment for financial reporting purposes.

CNYS, a direct wholly-owned subsidiary of Citicorp and an indirect wholly-owned subsidiary of Citigroup Inc., is the largest shareholder of the Company, owning 80% of the Company's outstanding common stock. The accompanying financial statements include expenses for facilities, employee benefits and certain services provided by CNYS and other Citigroup affiliates. Such expenses are assessed based on actual usage or using other allocation methods that, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

Certain amounts in the prior years' financial statements have been reclassified to conform with the later years' presentations. Such reclassification had no effect on the results of operations as previously reported.

Use of Estimates

Management has used a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses for the periods presented in the preparation of the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan ("FFEL") Program authorized by the U.S. Department of Education (the "Department") under the Federal Higher Education Act of 1965, as amended, ("the Act"), and are insured by guaranty agencies ("guarantors"). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios. Average life is determined upon consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Most of these loans are insured against loss by a private insurer or are covered under other risk-sharing agreements.

If the Company files a claim with a guarantor and the guarantor denies payment of the claim, the Company immediately discontinues accruing interest on the defaulted loan. Claim denials on FFEL Program loans can occur for a number of reasons, such as the Company not following appropriate due diligence collection procedures as defined in the guarantor's policies. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest. These amounts of principal and interest write-offs are not material for the periods presented. The Company continues its attempt to recover the loan balance from either the guarantor or the borrower. Recoveries on loans previously charged off are offset to current operating expenses. Non-interest accruing loans were $0.2 million at both December 31, 2001 and 2000.

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

The allowance also includes estimated losses on CitiAssist Loans. CitiAssist Loans that are insured by Globe Indemnity Company ("GIC"), a subsidiary of Royal & Sun Alliance and a private third party insurer, are subject to risk-sharing losses of 5% of the combined principal and accrued interest balances.

The allowance for loan losses is established via a process that begins with estimates of probable losses inherent in the FFEL and CitiAssist portfolios, based upon various statistical analyses. These include migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. The estimated losses (net of any risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency. Actual losses, including those which arise from claims with guarantors and GIC, are charged against the allowance as they occur.

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

In 2001, 2000 and 1999, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

2  STUDENT LOANS

Student loans consist primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program and, generally, have repayment terms of between five and ten years. Whenever the stated interest rates on most FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a special allowance payment ("SAP"), which increases the lender's loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date. The federal government generally pays both the SAP, if any, and the stated interest rate on subsidized Federal Stafford loans while the borrower is in school. If the SAP yield is less than the borrower rate, the Company earns interest only at the borrower rate. Borrowers' interest rates are either fixed or variable. Generally, loans originated after July 1992 earn variable interest rates that are reset annually each July 1st. The reset rates are based on an average of either the 91-day Treasury Bill auction yield or the 1-year constant maturity Treasury yields for a specific period immediately preceding the reset date. The borrower rates on Federal Consolidation Loans are fixed and are not subject to the annual reset process.

As indicated above, whenever the stated interest rates on qualifying FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a SAP, which increases the loan yield to lenders. In periods of declining interest rates, the stated fixed borrower rates, which are subject to various annual reset provisions, become, in effect, interest rate floors. Floor income is earned in declining short-term interest rate environments when the Company's cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Depending on the manner in which the Company's assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the date the borrower interest rate is reset, which occurs annually for the majority of the Company's loans. The Company's floor income significantly declines in periods when prevailing 91-day Treasury Bill rates exceed 5%. The Company earned $35.9 million of floor income in 2001, compared to $0.5 million in 2000 when short-term interest rates were higher.

The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students ("PLUS") and Federal Consolidation. Subsidized Federal Stafford Loans are generally made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS Loans are made to parents of students who are dependents. The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single aggregate insured loan. Consolidation Loans may include government-guaranteed loans formerly held by other lenders. Prior to consolidation, any loan balances that are not currently owned by the Company are purchased at face value from the other lenders. A Consolidation Loan is allowed an extended repayment term of up to 30 years, depending on the loan balance. In addition, the Company's portfolio includes Federal Supplemental Loans for Students ("SLS Loans"). SLS Loans were originated prior to July 1994, when new loan disbursements through this program were discontinued. Federal SLS Loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. In 1994, the SLS Program was replaced with an expanded unsubsidized Federal Stafford Loan program.

The Company's loan portfolio includes both new FFEL Program disbursements as well as secondary market and other loan portfolio purchases. Purchased loans may include FFEL Program loans procured at contracted variable premium rates through third-party forward purchase agreements. These agreements obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. The contractual premium rates on loans purchased through certain of these contracts varies from purchase to purchase, and is tied to either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate. Since these purchased loans are guaranteed by the U.S. Department of Education, credit risk with respect to these loans is immaterial and, generally, is limited to cases of nonperformance by the other party. Nonperformance is minimized by entering into agreements with counterparties having investment-grade external credit ratings. During the years 2001 and 2000, loan portfolios totaling $515 million and $299 million, respectively, were purchased under forward purchase agreements.

The Company's portfolio also contains loans originated through alternative loan programs developed for students who either do not qualify for federal government student loan programs or need additional financial assistance beyond that available through the government programs. Alternative loans are offered based on the borrower's or co-signer's creditworthiness.

The Company's alternative loan portfolio is primarily comprised of its own proprietary loan product, CitiAssist, that provides students another means to meet their educational financing needs. CitiAssist Loans were developed to help close the gap between students' higher education costs and their available financial resources. The loan is prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal requirements, CitiAssist Loans are originated by CNYS, the Company's principal shareholder. These loans are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist Loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. The loans are purchased by the Company pursuant to an agreement after the final disbursement is made. At December 31, 2001, CNYS had disbursed $307 million of CitiAssist Loans that had not yet been acquired by the Company. The Company expects to acquire substantially all of these CitiAssist Loans during the first half of 2002. Premiums paid to CNYS are amortized as a reduction of interest income over the average life of the loans in the portfolio. At December 31, 2001 and 2000, the Company's CitiAssist portfolio was $1,127.1 million and $677.0 million, respectively, exclusive of the unamortized premiums.

The Company's student loan portfolio is summarized by program type as follows:

                                                                                 December 31
--------------------------------------------------------------------------------------------
($000's)                                                               2001             2000
--------------------------------------------------------------------------------------------
Stafford                                                        $10,538,138      $ 9,983,448
Consolidation                                                     5,068,229        3,677,208
SLS/PLUS                                                          1,104,814        1,133,746
CitiAssist/other alternative                                      1,127,390          677,459
--------------------------------------------------------------------------------------------
Total student loans, excluding deferred costs                    17,838,571       15,471,861
--------------------------------------------------------------------------------------------
Deferred origination costs                                          260,711          179,557
Deferred premium costs, net                                         137,684          122,873
--------------------------------------------------------------------------------------------
Total student loans                                             $18,236,966      $15,774,291
--------------------------------------------------------------------------------------------

The Company's FFEL Program loan holdings are guaranteed in the event of a borrower's default, death, disability or bankruptcy. Insurance on FFEL Program loans is provided by certain state or non-profit guarantors, which are reinsured by the federal government.

The Act requires every state either to establish its own guarantor or to contract with another guarantor in order to support the education financing and credit needs of students at post-secondary schools. FFEL Program guarantors generally guarantee loans for students attending institutions in their particular state or region or for their residents attending schools in another state. States that do not have their own guarantor contract with United Student Aid Funds, a multi-state guarantor, or another state guarantor.

For each FFEL Program loan, guarantors may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan. In addition, the Act requires that a combined loan origination fee and insurance premium be paid on PLUS and Federal Stafford Loan originations. This fee is deducted from the loan proceeds before the lender remits the disbursement to the school. The lender is responsible for forwarding the fee to the federal government. Current regulations limit the federal government's borrower-paid loan origination and insurance premium fee to a maximum of 3%.

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or borrower's death, disability or bankruptcy, the Company files a claim with the guarantor of the loan. Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the unpaid principal and accrued interest on most claimed defaulted loans. The 2% amount not reimbursed is charged off to allowance for loan losses. Claims on FFEL Program loans filed due to a borrower's death, disability or bankruptcy are not subject to the 2% risk-sharing loss provisions.

Claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company for remedial servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans were $0.2 million at both December 31, 2001 and 2000. Certain claims are reduced by interest penalties, charged against current interest income, for minor servicing defects. Net operational losses resulting from servicing or origination defects are charged to operating expenses as incurred and amounted to $0.8 million in each of 2001 and 2000, and $0.4 million in 1999.

Insurance premiums are paid to GIC, a private third party insurer, on most CitiAssist Loans to insure them against default and other losses. These loans are not reinsured by the federal government. During 2001 and 2000, $4.0 million and $1.8 million, respectively, of CitiAssist Loans were submitted for claim with GIC. Most insured CitiAssist Loans submitted for claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Certain CitiAssist Loans are not insured against loss. At December 31, 2001 and 2000, the Company held $162.2 million and $91.4 million, respectively, of CitiAssist Loans that did not carry third party insurance. Approximately two-thirds of these uninsured loans carry risk-sharing arrangements with creditworthy universities. The Company is exposed to losses of up to 100% on loans that do not carry insurance or risk-sharing arrangements.

The following schedule provides an analysis of the Company's student loans by guarantor/insurer:

                                                                                               December 31
----------------------------------------------------------------------------------------------------------
 ($000's)                                                             2001        %         2000        %
----------------------------------------------------------------------------------------------------------
United Student Aid Funds                                           $ 6,195,806    35     $ 6,022,722    39
EdFund                                                               2,311,881    13       2,257,751    14
New York State Higher Education Services Corp.                       4,658,559    26       3,658,850    24
Great Lakes Higher Education                                         1,164,114     7       1,095,040     7
Illinois Student Aid Commission                                        401,529     2         366,039     2
GIC                                                                    964,934     5         573,666     4
Other guarantors                                                     1,978,794    11       1,405,712     9
----------------------------------------------------------------------------------------------------------
Total guaranteed/insured                                            17,675,617    99      15,379,780    99
Unguaranteed/uninsured/university risk-shared                          162,954     1          92,081     1
----------------------------------------------------------------------------------------------------------
Total student loans, excluding deferred costs                      $17,838,571   100     $15,471,861   100
----------------------------------------------------------------------------------------------------------


At December 31, 2001 and 2000, the Company's allowance for loan losses, established for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist Loans, was $3.6 million and $2.9 million, respectively.

Changes in the allowance for loan losses are as follows:

--------------------------------------------------------------------------------
($000's)                                      2001          2000           1999
--------------------------------------------------------------------------------
Balance at beginning of year                $ 2,872       $ 3,768       $ 2,370
Provision for loan losses                     7,324         5,587         4,487
Loan losses                                  (6,612)       (6,483)       (3,089)
--------------------------------------------------------------------------------
Balance at end of year                      $ 3,584       $ 2,872       $ 3,768
--------------------------------------------------------------------------------

The $0.7 million increase in allowance for loan losses at December 31, 2001, compared to the previous year-end, is primarily attributable to growth in the portfolio of student loans that is in repayment and reached at least 90 days of delinquency. The decrease in the allowance balance from December 31, 1999 to December 31, 2000 was due to the adoption of FFIEC guidelines, which accelerated loan write-offs in 2000 by approximately $1.6 million.

3  OTHER ASSETS

Other assets are summarized as follows:

                                                                    December 31
--------------------------------------------------------------------------------
($000's)                                                   2001             2000
Accrued interest receivable
   from borrowers                                      $412,421         $357,225
   from federal government                               51,860           90,836
 Other                                                   18,211           23,428
--------------------------------------------------------------------------------
Total other assets                                     $482,492         $471,489
--------------------------------------------------------------------------------

4  SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

                                                                                                        December 31
-------------------------------------------------------------------------------------------------------------------
                                                              2001                                2000
-------------------------------------------------------------------------------------------------------------------
($000's)                                                             Contracted                        Contracted
                                                                      Weighted                          Weighted
                                                                       Average                           Average
                                                     Amount        Interest Rate         Amount       Interest Rate
-------------------------------------------------------------------------------------------------------------------
Notes payable                                     $15,326,800          3.66%          $12,167,804         6.66%
Short-term portion of long-term borrowings             57,000          2.45%              165,000         6.14%
-------------------------------------------------------------------------------------------------------------------
Total short-term borrowings                       $15,383,800          3.66%          $12,332,804         6.66%
-------------------------------------------------------------------------------------------------------------------

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 2001 and 2000, notes payable consisted of borrowings made under the terms of an Omnibus Credit Agreement with CNYS. On November 30, 2000, the Company replaced its credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit available for combined short- and long-term borrowings from $15 billion to $20 billion. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2001, $25.2 billion in new short-term borrowings was made under the agreement and $22.0 billion in original short-term borrowings was repaid. During 2000, $35.1 billion of new short-term borrowings was made and $30.1 billion in original short-term borrowings was repaid. The interest rates payable on the credit facilities either are variable, based on the monthly Federal Funds rate, or are fixed, based on LIBOR.

As of December 31, 2001, the Company was a party to several agreements with CNYS to procure short- and long-term funding in the amounts of $2.1 billion and $2.3 billion, respectively, at specified times in the future. From time to time, the Company is able to take advantage of prevailing favorable interest rate conditions by entering into agreements to procure future funding at the current low rates. The contracts generally extend existing borrowings that otherwise would mature on the start date of the forward contracts. Interest rates are at the implied current forward rates and range between 1.9% and 4.2%. The forward funding agreements are contracted to commence on dates ranging between January 2, 2002 and July 2, 2002 and mature between April 2, 2002 and January 2, 2004.

5 LONG-TERM BORROWINGS

A summary of long-term borrowings follows:

                                                                                                       December 31
------------------------------------------------------------------------------------------------------------------
($000's)                                                                                       2001           2000
------------------------------------------------------------------------------------------------------------------
CNYS Notes, based on LIBOR (note rate was 2.45%
  at December 31, 2001 and 6.98% at December 31, 2000), repricing quarterly,
  due May 2002                                                                          $    57,000    $    57,000

CNYS Notes, based on LIBOR (note rates ranged from 4.59% to 4.87% at
  December 31, 2001), fixed rate, due January 2003                                        2,200,000             --

CNYS Notes, based on LIBOR (note rates ranged from 6.45% to 6.84% at
  December 31, 2000), repricing quarterly, retired September 2001                                --      3,000,000

CNYS Notes, based on LIBOR (note rates ranged from 6.13% to 6.34% at
  December 31, 2000), fixed rate, series matured October 2001                                    --        165,000

Less: short-term portion                                                                    (57,000)      (165,000)
------------------------------------------------------------------------------------------------------------------
Total long-term borrowings                                                              $ 2,200,000    $ 3,057,000
------------------------------------------------------------------------------------------------------------------

At December 31, 2001 and 2000, long-term borrowings were made under the terms of an Omnibus Credit Agreement with CNYS. On November 30, 2000, the Company replaced its credit agreement with CNYS with a new agreement that increased the maximum aggregate credit limit available for combined short- and long-term borrowings from $15 billion to $20 billion. Maturity dates and terms for notes outstanding at the time were unchanged. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2001, $2.2 billion in new long-term borrowings was made under the agreement and $3.2 billion in original long-term borrowings was repaid. During 2000, $0.1 billion in long-term borrowings was repaid and none was made.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. Additionally, the Company may enter into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets. Generally, under these swap agreements, indices of the interest obligations of the Company's LIBOR-based notes are swapped into either 91-day Treasury Bill rates or 1-year constant maturity Treasury yields. See Note 11 for further discussion.

See a discussion of the Company's forward funding agreements at Note 4.

6 OTHER LIABILITIES

Other liabilities are summarized as follows:

                                                                    December 31
-------------------------------------------------------------------------------
($000's)
                                                              2001         2000
-------------------------------------------------------------------------------
Interest payable, primarily to CNYS                       $259,949      $164,126
Income taxes payable, primarily to CNYS                     50,208         7,708
Accrued liabilities                                         70,247        52,124
-------------------------------------------------------------------------------
Total other liabilities                                   $380,404      $223,958
-------------------------------------------------------------------------------

Interest payable represents interest accrued on the Company's borrowings. The increase in the December 31, 2001 payable, compared to the prior year-end, is reflective of changes in the timing of contractual interest settlements.

Income taxes payable at December 31, 2001 includes two quarters of accrued estimated federal tax payments due to CNYS in February 2002 in accordance with a tax sharing agreement. At December 31, 2000, no estimated federal tax payments were due as the Company was in an overfunded tax position.

7 OTHER EXPENSES

A summary of other expenses follows:

-----------------------------------------------------------------------------------------
($000's)                                                     2001        2000        1999
-----------------------------------------------------------------------------------------
Servicing, professional, guarantor
  and other fees paid                                    $ 46,630    $ 38,928    $ 30,718
Data processing                                             6,937       7,350       6,409
Advertising and marketing                                   4,489       4,838       4,954
Stationery, supplies and postage                            1,545       1,670       1,885
Premises, primarily rent                                    1,646       1,278       1,385
Communications                                              2,413       2,382       1,386
Depreciation                                                2,106         792         310
Operational losses on guaranteed student loans                791         813         439
Travel and entertainment                                    1,521       1,591       1,834
Minor equipment                                               949         934         838
Restructuring adjustments                                      --          --      (2,200)
Other                                                       1,303         870         774
-----------------------------------------------------------------------------------------
Total other expenses                                     $ 70,330    $ 61,446    $ 48,732
-----------------------------------------------------------------------------------------

8  RELATED PARTY TRANSACTIONS

At December 31, 2001 and 2000, CNYS owned 80% of the outstanding stock of the Company. Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates) which relate to the Company and have been reflected in the accompanying financial statements for the years ended December 31, 2001, 2000 and 1999. A change in CNYS's percentage ownership of the Company may result in changes to some of the agreements with related parties (e.g., employee benefits).

The Company shares with CNYS 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.

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

Certain of the Company's facilities and building services are provided by affiliates of Citigroup under facilities and building services agreements. Expenses (as presented in the chart below) are assessed based on actual usage or other allocation methods, which, in the opinion of management, approximate actual usage. Also, the Company contracts certain of its loan originations and servicing activities to subsidiaries of Citigroup. The Company incurred $32.3 million, $28.0 million and $28.8 million in loan origination and servicing expenses pursuant to these contracts in 2001, 2000 and 1999, respectively. These amounts are included in the chart below. Management believes that such agreements and transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Below is a summary of related party transactions with CNYS (or its affiliates), other than CitiAssist Loan transactions described in Note 2, employee benefit related transactions described in Note 9, and income tax matters described in Notes 1, 6 and 10:


-------------------------------------------------------------------------------------------------------
($000's)                                                                  2001         2000         1999
-------------------------------------------------------------------------------------------------------
REVENUES
   Fees for servicing of student loan portfolios (note 2)             $  5,578     $  4,042     $  3,580
-------------------------------------------------------------------------------------------------------
EXPENSES
   Cost of funding provided (notes 4, 5 and 11)                       $835,115     $835,465     $496,041
   Loan originations and servicing                                      32,275       28,035       28,769
   Data processing                                                       5,989        6,107        4,608
   Telecommunications                                                    1,016          806           --
   Facilities                                                            1,539        1,274        1,348
   Processing of payments and outgoing mail                                842        1,432          843
   Payroll and benefits administration (note 9)                            290          261          265
   Statement production                                                  3,269        1,931        1,931
   Other                                                                   840          832          192
-------------------------------------------------------------------------------------------------------

9  EMPLOYEE BENEFITS

The Company's employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans. Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 21% for both 2001 and 2000, and 23% for 1999. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup's or its affiliates' percentage ownership in the Company was reduced below 50%, the Company would withdraw from participation in certain Citigroup benefit plans and would procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

Substantially all of the Company's employees participate in Citigroup's non-contributory defined benefit plans. The amounts of pension expense allocated to the Company were approximately $24,000, $22,000 and $109,000 in 2001, 2000 and 1999, respectively. During 1999, the plans were amended to convert the benefit formula for certain employees to a cash balance formula. Employees satisfying certain age and service requirements remain covered under the prior final pay formula.

10  INCOME TAXES

The provision for income taxes consists of the following:

-------------------------------------------------------------------------------
($000's)                                            2001       2000         1999
-------------------------------------------------------------------------------
CURRENT
   Federal                                       $36,492    $ 1,953      $42,430
   State                                           9,883        626       13,827
-------------------------------------------------------------------------------
Total current                                     46,375      2,579       56,257
-------------------------------------------------------------------------------
DEFERRED
   Federal                                        36,395     54,521        5,740
   State                                           9,857     17,460        1,871
-------------------------------------------------------------------------------
Total deferred                                    46,252     71,981        7,611
-------------------------------------------------------------------------------
Total income tax provision                       $92,627    $74,560      $63,868
-------------------------------------------------------------------------------

At December 31, 2001 and 2000, the Company had deferred tax liabilities of $107.0 million and $68.2 million, respectively, resulting from temporary differences primarily related to costs incurred to originate new FFEL Program loans. Origination costs are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes. Additionally, deferred tax liabilities of $3.7 million were recorded at December 31, 2001 as a result of temporary differences related to internally developed software costs. Internally developed software costs are deducted currently for income tax purposes, but are amortized over the life of the asset for financial statement purposes.

The Company's deferred tax assets of $16.8 million and $20.6 million at December 31, 2001 and 2000, respectively, arose primarily as a result of payments made by the Company to CNYS in 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The Company has agreed to share with CNYS 50% of the deferred tax assets arising from these intercompany payments. This liability to CNYS is recorded on the financial statements as the payable to principal stockholder.

Deferred income taxes consist of the following:

                                                                    December 31
-------------------------------------------------------------------------------
($000's)                                                       2001        2000
-------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Loan premium                                               $  7,239    $  9,349
Account relationship                                          5,299       6,264
Noncompetition agreement                                      1,675       1,981
Risk-sharing                                                  1,470       1,806
Other                                                         1,072       1,188
-------------------------------------------------------------------------------
Total deferred tax assets                                    16,755      20,588
-------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Deferred loan origination costs                            (106,970)    (68,244)
Internally developed software costs                          (3,693)         --
-------------------------------------------------------------------------------
Total deferred tax liabilities                             (110,663)    (68,244)
-------------------------------------------------------------------------------
Net deferred tax liabilities                              ($ 93,908)  ($ 47,656)
-------------------------------------------------------------------------------

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2001, 2000 and 1999 are as follows:

--------------------------------------------------------------------------------------------------
($000's)                                                             2001        2000         1999
--------------------------------------------------------------------------------------------------
Income taxes computed at federal statutory rate                   $79,796     $62,804      $53,664
State tax provision, net of federal benefits                       12,831      11,756       10,204
--------------------------------------------------------------------------------------------------
Total income tax provision                                        $92,627     $74,560      $63,868
--------------------------------------------------------------------------------------------------

11  INTEREST RATE SWAP AGREEMENTS

The Company's overall risk management strategy includes utilizing interest rate swap agreements, typically cash flow hedges, and other hedging instruments on portions of its portfolio to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets. In accordance with these basis swap agreements, the Company generally receives payments based on the 3-month LIBOR and makes payments based on the asset yield, usually the 91-day Treasury Bill rate.

During each of the years 2001 and 2000, the Company was not a party to any interest rate swap agreements and managed interest rate risk directly through its funding agreements. As a result, in 2001 and 2000, the Company's interest expense from short- and long-term borrowings was not affected by interest rate swaps. In 1999, the Company's interest expense from short- and long-term borrowings was reduced by $3.1 million as a result of payments received in the fulfillment of contracted swap obligations.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps with counterparties having investment-grade external credit ratings.

12  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments follows:

                                                                                                              December 31
-------------------------------------------------------------------------------------------------------------------------
($000's)                                              2001                                          2000
-------------------------------------------------------------------------------------------------------------------------
                                    Carrying        Fair                          Carrying          Fair
                                      Value         Value        Difference         Value          Value      Difference
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
 Student loans, net               $18,233,383    $19,659,649    $ 1,426,266     $15,771,419    $17,388,941    $ 1,617,522
 Cash                                   1,222          1,222             --             323            323             --
 Accrued interest receivable          464,281        464,281             --         448,061        448,061             --
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
 Short-term borrowings            $15,383,800    $15,284,298   ($    99,502)    $12,332,804    $12,332,804    $        --
 Long-term borrowings               2,200,000      2,174,995        (25,005)      3,057,000      3,057,000             --
 Accrued interest payable             259,949        259,949             --         164,126        164,126             --
-------------------------------------------------------------------------------------------------------------------------


The estimated fair values have been determined by the Company using available market information and other valuation methodologies that are described in the following paragraphs. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

As shown in the preceding table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age and maturity or contractual settlement dates. The fair values of student loans exceeded their carrying values by $1,426 million and $1,618 million at December 31, 2001 and 2000, respectively. The primary reason for the $192 million year-to-year decrease in the fair value was a change in the mix of loans outstanding, whereby older loans with higher interest spreads at December 31, 2000 were repaid and subsequently replaced with loans having lower spreads. The fair values of the borrowings at December 31, 2001 are less than their carrying values at that date primarily due to the interest rate environment, as rates on the Company's fixed funding at December 31, 2001 were slightly higher than market rates at that time. At December 31, 2000, carrying value of the borrowings approximated fair value.

Student Loans, Net

The fair value of student loans (including delinquent loans), net of allowance for loan losses, is calculated by discounting cash flows through expected maturity using estimated current market rates for such loans. Loan servicing costs, an expense which would have materially reduced the fair value, is not factored into the valuation. Credit risk is not a material component of the loan valuation due to the government-sponsored guarantees on most of the Company's loan portfolio.

Cash and Accrued Interest Receivable and Payable

Due to the short-term nature of these instruments, carrying value approximates fair value.

Short-term and Long-term Borrowings

The fair value of these instruments at December 31, 2001 is calculated by discounting cash flows through maturity using estimated market discount rates. At December 31, 2000, all of the long-term notes repriced quarterly or more frequently, and, therefore, due to the frequency of repricing, carrying value approximated fair value.

13  EARNINGS PER SHARE

Basic and diluted earnings per common share ("EPS") were calculated in accordance with current accounting standards. The Company had no dilutive common equivalents in 2001, 2000 and 1999. Therefore, the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was $135.4 million, $104.9 million and $89.5 million for 2001, 2000 and 1999, respectively. The weighted average shares outstanding during all of 2001, 2000 and 1999 was 20 million. Basic (and diluted) EPS was $6.77, $5.24 and $4.47 for 2001, 2000 and 1999,
respectively, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

14  COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases. Those expenses totaled $0.4 million, $0.3 million and $0.4 million for each of the years ended December 31, 2001, 2000 and 1999, respectively. Such expenses exclude payments of $1.2 million in each of 2001 and 2000, and $1.3 million in 1999, made under a facilities and building services agreement with an affiliate, as referred to in Note 8. The Pittsford, NY facilities agreement is a seven-year lease agreement expiring in February 2007.

Future minimum lease payments at December 31, 2001 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2001 are as follows:


         ($000's)                      Minimum Lease Payments
        ---------------------------------------------------
                   2002                    $  1,666
                   2003                       1,572
                   2004                       1,404
                   2005                       1,243
                   2006                       1,233
             After 2006                         103
        ---------------------------------------------------
                   Total                   $  7,221
        ---------------------------------------------------

At December 31, 2001 and 2000, variable rate FFEL Program loans in the amounts of $563.1 million and $514.3 million, respectively, have been committed, but not disbursed.

In February 2000, three stockholders' derivative complaints, captioned "Alan Kahn v. Citigroup Inc.", "Kenneth Steiner v. Citigroup Inc.", and "Katherine F. Petty v. Citigroup Inc.", were filed in the Delaware Court of Chancery against the

Company and its directors (as well as Citigroup and certain subsidiaries). In April 2000, the Delaware Court of Chancery consolidated the three complaints for all purposes under the caption "In re The Student Loan Corp. Derivative Litigation", and designated the "Alan Kahn v. Citigroup Inc." complaint as the operative pleading. The action remains pending. See Legal Proceedings for further discussion.

In the ordinary course of business, the Company is also involved in various legal proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

Amendments to the Act have significantly reduced the net interest spreads earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. As the funding costs have not been similarly reduced, pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies, which could occur in the form of increased risk-sharing costs or reduced interest margins. Any such amendment could adversely affect the Company's business and prospects.

15  FUTURE IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Statement No. 140 revises the accounting standard relating to transfers of financial assets and securitizations. This statement also provides revised guidance for an entity to be considered a qualifying special purpose entity. The Company will adopt the new standard in conjunction with the commencement of securitization activity in 2002.

16  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)


-------------------------------------------------------------------------------------------------------------
                                                               Fourth      Third        Second        First
-------------------------------------------------------------------------------------------------------------
2001
Net interest income                                           $ 94,930    $ 74,631     $ 89,654     $ 57,302
Less: provision for loan losses                                 (1,556)     (2,202)      (1,751)      (1,815)
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             93,374      72,429       87,903       55,487
Fee and other income                                             2,733       3,404        2,165        2,297
Total operating expenses                                        23,260      23,438       23,865       21,241
Income taxes                                                    29,566      21,554       27,231       14,276
------------------------------------------------------------------------------------------------------------
Net income                                                    $ 43,281    $ 30,841     $ 38,972     $ 22,267

Basic earnings per common share                               $   2.16    $   1.54     $   1.95     $   1.11
=============================================================================================================
2000
Net interest income                                           $ 65,809    $ 60,252     $ 68,355     $ 63,847
Less: provision for loan losses                                 (1,894)     (1,087)      (1,368)      (1,238)
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             63,915      59,165       66,987       62,609
Fee and other income                                             1,346       3,314          649        1,056
Total operating expenses                                        20,058      20,487       21,207       17,848
Income taxes                                                    18,773      17,447       19,308       19,032
------------------------------------------------------------------------------------------------------------
Net income                                                    $ 26,430    $ 24,545     $ 27,121     $ 26,785

Basic earnings per common share                               $   1.32    $   1.23     $   1.36     $   1.34
============================================================================================================

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, Commission File Number 1-11616.

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

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on March 11, 2002 was approximately $352 million. On that date, there were 20 million shares of the Company's common stock outstanding.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in any amendment to this Form 10-K.

Certain information has been incorporated by reference as described herein into
Part III of this annual report from the Company's 2002 Proxy Statement.


EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

..    The Student Loan Corporation's Restated Certificate of Incorporation
..    The Student Loan Corporation's By-Laws, as amended
..    Material Contracts
..    Powers of Attorney of The Student Loan Corporation's Directors Beckmann,
     Doynow, Fadule, Glover, Handler, Levinson and Young

A more detailed exhibit index has been filed with the Securities and Exchange Commission. Stockholders may obtain copies of such index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT 06901.

Financial statements filed for The Student Loan Corporation:

..    Statements of Income for the years ended December 31, 2001, 2000 and 1999
..    Balance Sheets as of December 31, 2001 and 2000
..    Statements of Cash Flows for the years ended December 31, 2001, 2000 and
     1999
..    Statements of Stockholders' Equity for the years ended December 31, 2001,
     2000 and 1999

The Student Loan Corporation filed no reports on Form 8-K for the last quarter of 2001.

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the Securities and Exchange Commission.

Part I                                                                                              Page
Item 1   Business                                                                                3, 11-14
Item 2   Properties                                                                                    14
Item 3   Legal Proceedings                                                                             14
Item 4   Submission of Matters to a Vote of Security Holders                                         None

Part II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters                     36
Item 6   Selected Financial Data                                                                       38
Item 7   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                               3-10
Item 7A  Quantitative and Qualitative Disclosures about Market Risk                                   8-9
Item 8   Financial Statements and Supplementary Data                                                16-32
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                                  None

Part III
Item 10   Directors and Executive Officers of the Registrant                                            *
Item 11   Executive Compensation                                                                        *
Item 12   Security Ownership of Certain Beneficial Owners and Management                                *
Item 13   Certain Relationships and Related Transactions                                                *

Part IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                            33,39

Signatures                                                                                             37

* The Student Loan Corporation's 2002 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS                                            EXECUTIVE OFFICERS

Bill Beckmann                                        Yiannis Zographakis
Chairman                                             Chief Executive Officer
The Student Loan Corporation
                                                     Sue F. Roberts
Gina Doynow                                          President
Vice President
Citicorp and Citibank, N.A.                          Steven J. Gorey
                                                     Vice President and Chief Financial Officer
Jill H. Fadule
Consultant                                           Catherine A. Birch
Merrill Lynch Wealth Management Services             Vice President, Secretary and General Counsel

Dr. Glenda B. Glover
Dean of School of Business
Jackson State University

Dr. Evelyn E. Handler
President
Merrimack Higher Education Associates, Inc.

Carl E. Levinson
Division Executive
Citigroup Consumer Assets Division

David W. Young
Treasurer
Citicorp Global Consumer Group

STOCKHOLDER INFORMATION



Investor Relations

Copies of the Corporation's Form 10-K, other financial information and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292. Information is also available on the Company's Web site at http://www.studentloan.com.

Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting

The Annual Meeting of stockholders will be held at 9:00 a.m. on Thursday, May 9, 2002 in New York, NY.

Transfer Agent and Registrar

The Company's transfer agent and registrar is Citibank Shareholder Services, P.O. Box 2502, Jersey City, NJ 07303-2502.

Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed and traded on the New York Stock Exchange under the symbol STU. The number of holders of record of the common stock at January 31, 2002 was approximately 48. The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 2001 and 2000.

                                     2001                                                2000
-------------------------------------------------------------------------------------------------------------------
                   1st         2nd          3rd          4th          1st          2nd         3rd          4th
                 Quarter     Quarter      Quarter      Quarter      Quarter      Quarter     Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
High             $71.66       $78.72      $79.15       $83.20       $50.38        $42.00     $49.50       $56.00
Low               52.50        66.51       66.38        71.38        38.31         37.19      42.00        47.69
Close             69.88        69.75       70.50        80.60        40.94         42.00      48.81        54.44
-------------------------------------------------------------------------------------------------------------------

The Company paid a quarterly dividend of $0.70 per share on the common stock for each quarter of 2001 and $0.60 per share for each quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.

The Student Loan Corporation
(Registrant)

By       /s/ Steven J. Gorey
         -------------------
         Vice President and
         Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2002.

The Student Loan Corporation's Principal Executive Officer:

By       /s/ Yiannis Zographakis
         -----------------------

The Student Loan Corporation's Principal Financial and Accounting Officer:

By       /s/ Steven J. Gorey
         -------------------



The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Steven J. Gorey their attorney-in-fact, empowering him to sign this report on their behalf:

Bill Beckmann        Jill H. Fadule        Evelyn E. Handler      David W. Young
Gina Doynow          Glenda B. Glover      Carl E. Levinson


                  FINANCIAL HIGHLIGHTS                                                            Years ended December 31
--------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share amounts)            2001         2000           1999            1998        1997
==========================================================================================================================
STATEMENTS OF INCOME DATA
Net interest income                                    $   316.5      $   258.3      $   225.8      $  192.3     $  175.9
Total operating expenses, excluding
   restructuring reserve adjustments/expenses               91.8           79.6           74.0          73.1         68.1
Restructuring reserve (adjustments)/expenses                  --             --           (2.2)         (7.5)        20.5
Total operating expenses                                    91.8           79.6           71.8          65.6         88.6
Net income                                             $   135.4      $   104.9      $    89.5      $   73.4     $   51.7
==========================================================================================================================
BALANCE SHEETS DATA (AS OF DECEMBER 31)
Student loans                                          $18,237.0      $15,774.3      $10,865.0      $8,636.3     $7,625.2
Total assets                                            18,717.1       16,243.2       11,196.5       8,903.1      7,874.0
Short-term borrowings                                   15,383.8       12,332.8        7,312.1       3,908.0      4,321.6
Long-term borrowings                                     2,200.0        3,057.0        3,222.0       4,310.0      1,610.0
Payable to principal stockholder                       $     7.3      $     9.6      $    11.6      $   14.0     $   17.1
==========================================================================================================================
EARNINGS DATA
Cash dividends declared per common share               $    2.80      $    2.40      $    1.95      $   0.60     $   0.54
Basic and diluted earnings per common share            $    6.77      $    5.24      $    4.47      $   3.67     $   2.58
Net interest margin                                         1.83%          1.95%          2.40%         2.37%        2.42%
Total operating expenses as a percentage of
   average student loans                                    0.53%          0.60%          0.76%         0.81%        1.22%
Return on equity                                           22.38%         19.29%         18.18%        17.03%       13.46%
==========================================================================================================================
OTHER
Average student loans                                  $  17,297      $  13,226      $   9,407      $  8,112     $  7,269
Average number of loan accounts serviced
   (thousands)                                             3,605          3,081          2,355         2,105        1,888
Loan disbursements (1)(2)                              $   3,046      $   2,647      $   2,275      $  2,008     $  1,667
Loan purchases                                         $   2,491      $   4,318      $   1,541          $194          $34
Book value per share (as of December 31)               $   32.59      $   28.61      $   25.76      $  23.23     $  20.16
Common stock price (3)
   High                                                $   83.20      $   56.00      $   50.38      $  51.06     $  53.31
   Low                                                 $   52.50      $   37.19      $   37.38      $  40.00     $  35.75
   Close                                               $   80.60      $   54.44      $   49.88      $  44.88     $  49.38
Total number of employees (as of December 31)                360            343            323           464          844
==========================================================================================================================

(1) Amounts do not include Federal Consolidation Loan disbursements generated through third party marketing relationships. These disbursements, included in purchases, amounted to $1,085 million, $1,798 million and $17 million in 2001, 2000 and 1999, respectively.
(2) Amounts include new CitiAssist Loan commitments of $617 million, $439 million, $292 million, $175 million and $67 million for 2001, 2000, 1999, 1998 and 1997, respectively.
(3) Common stock price is based on The New York Stock Exchange composite listing.

EXHIBIT INDEX

Exhibit

Number   Description of Exhibit
------   ----------------------

3.1 Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's 1992 Annual Report on Form 10-K (File No.: 1-11616).

3.2      By-Laws of the Company, as amended, incorporated by reference to
         Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No.: 1-11616).

10.1 Trust Agreement, dated as of December 21, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.2 to the Company's 1992 Annual Report on Form 10-K (File No.: 1-11616).

10.2.1 Non-Competition Agreement, dated as of December 22, 1992, among the Company, CNYS and Citicorp,incorporated by reference to Exhibit 10.4 to the Company's 1992 Annual Report on Form 10-K (File No.: 1-11616).

10.2.2 Amendment No. 1, dated as of June 22, 2000, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc.*

10.2.3 Amendment No. 2, dated as of June 22, 2001, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc.*

10.3 Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company's 1992 Annual Report on Form 10-K (File No.: 1-11616).

10.4 Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company's 2000 Annual Report on Form 10-K (File No.: 1-11616).

10.5 Facilities Occupancy, Management and Support Service Agreement, dated as of January 1, 1998, by and between the Company, CNYS and Citicorp North America.*

21.1 Subsidiaries of the Company (Omitted; the Company has no material subsidiaries).

24.1     Powers of Attorney.*

---------------------
*Filed herewith