Form 10-Q
period 2002-03-31
STUDENT LOAN CORP
filed 2002-05-15
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 Yes  X    No

         On May 3, 2002, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q




Part I   Financial Information                                                                Page
                                                                                              ----
         Item 1 -    Financial Statements

                           Statements of Income (Unaudited) for the Three-Month
                           Periods Ended March 31, 2002 and 2001 ........................        3

                           Balance Sheets as of March 31, 2002 (Unaudited) and
                           December 31, 2001 (Audited) ..................................        4

                           Statements of Cash Flows (Unaudited) for the
                           Three-Month Periods Ended March 31, 2002 and 2001 ............        5

                           Notes to Financial Statements (Unaudited) ....................      6-8

         Item 2 -    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ....................................     9-12

         Item 3 -    Quantitative and Qualitative Discussion About Market Risk ..........       13

Part II  Other Information

         Item 6 -    Exhibits and Reports on Form 8-K ...................................       14

Signature ...............................................................................       15

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
                                                            2002           2001
                                                         ---------      ---------
REVENUE
  Interest income                                        $ 262,884      $ 307,031
  Interest expense                                         163,276        249,730
                                                         ---------      ---------
  NET INTEREST INCOME                                       99,608         57,301
  Provision for loan losses                                 (2,001)        (1,814)
                                                         ---------      ---------
  Net interest income after provision for loan losses       97,607         55,487
  Gain on student loan securitization                        3,121             --
  Fee and other income                                       5,968          2,297
                                                         ---------      ---------
     TOTAL REVENUE, NET                                  $ 106,696      $  57,784
                                                         ---------      ---------

OPERATING EXPENSES
  Salaries and employee benefits                         $   6,159      $   4,687
  Other expenses                                            17,545         16,554
                                                         ---------      ---------
     TOTAL OPERATING EXPENSES                            $  23,704      $  21,241
                                                         ---------      ---------

  INCOME BEFORE INCOME TAXES                             $  82,992      $  36,543
  Income taxes                                              33,340         14,276
                                                         ---------      ---------

NET INCOME                                               $  49,652      $  22,267
                                                         =========      =========

DIVIDENDS DECLARED                                       $  14,000      $  14,000
                                                         =========      =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE              $    2.48      $    1.11
                                                         =========      =========
    (based on 20 million average shares outstanding)

DIVIDENDS DECLARED PER COMMON SHARE                      $    0.70      $    0.70
                                                         =========      =========

OPERATING RATIOS
  Net interest margin                                         2.16%          1.41%
  Operating expense as a percentage of
    average student loans                                     0.51%          0.52%
  Return on Equity                                           30.12%         15.71%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                                       March 31,      December 31,
                                                                         2002             2001
                                                                      (Unaudited)       (Audited)
                                                                     ------------     ------------
ASSETS
        Student loans                                                $ 18,110,624     $ 18,236,966
        Less: Allowance for loan losses                                    (3,884)          (3,584)
                                                                     ------------     ------------
        Student loans, net                                             18,106,740       18,233,382
        Loans available for sale                                          538,646               --
        Cash                                                                  203            1,222
        Other assets                                                      510,449          482,492
                                                                     ------------     ------------

        TOTAL ASSETS                                                 $ 19,156,038     $ 18,717,096
                                                                     ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
        Short-term borrowings                                        $ 17,742,015     $ 15,383,800
        Long-term borrowings                                              100,000        2,200,000
        Payable to principal stockholder                                    7,305            7,282
        Deferred income taxes                                             103,395           93,908
        Other liabilities                                                 515,264          380,404
                                                                     ------------     ------------

           Total Liabilities                                           18,467,979       18,065,394
                                                                     ------------     ------------

        Common stock, $0.01 par value; authorized 50,000,000
           shares; 20,000,000 shares issued and outstanding                   200              200
        Additional paid-in capital                                        135,205          134,851
        Retained earnings                                                 552,303          516,651
        Accumulated other changes in equity from nonowner sources             351               --
                                                                     ------------     ------------

           Total Stockholders' Equity                                     688,059          651,702
                                                                     ------------     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 19,156,038     $ 18,717,096
                                                                     ============     ============


AVERAGE STUDENT LOANS                                                $ 18,714,881     $ 17,296,907
                                                                     ============     ============
       (year-to-date)


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          Three months ended
                                                                               March 31,
                                                                     ---------------------------
                                                                         2002            2001
                                                                     -----------     -----------
Cash flows from operating activities:
Net income                                                           $    49,652     $    22,267
Adjustments to reconcile net income to
   net cash from operating activities:
          Gain on securitization of loans                                 (3,121)             --
          Depreciation and amortization                                   15,355          11,506
          Provision for loan losses                                        2,001           1,814
          Deferred tax provision                                           9,487             779
          (Increase) in accrued interest receivable                       (3,381)        (24,348)
          (Increase) decrease in other assets                            (23,164)          8,909
          Increase in other liabilities                                  135,236           6,286
                                                                     -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                182,065          27,213
                                                                     -----------     -----------

Cash flows from investing activities:
          Disbursements of loans                                        (957,193)       (811,651)
          Loan purchases held to maturity                               (266,126)       (854,797)
          Loan purchases available for resale                           (303,418)             --
          Repayment of loans                                             702,997         523,362
          Proceeds on loan securitization                                249,317              --
          Sale of loans                                                  148,891          60,507
          Capital expenditures on equipment and computer software         (1,767)         (1,933)
                                                                     -----------     -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                 (427,299)     (1,084,512)
                                                                     -----------     -----------

Cash flows from financing activities:
          Net increase in borrowings with original
             maturities of one year or less                              158,215       1,071,235
          New long-term borrowings                                       100,000              --
          Dividends paid to stockholders                                 (14,000)        (14,000)
                                                                     -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                244,215       1,057,235
                                                                     -----------     -----------

NET DECREASE IN CASH                                                      (1,019)            (64)
CASH - BEGINNING OF PERIOD                                                 1,222             323
                                                                     -----------     -----------

CASH - END OF PERIOD                                                 $       203     $       259
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Cash paid for:
                Interest                                             $    23,044     $   260,682
                Income taxes paid, net of refunds                    $    37,801     $   (11,922)


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Annual Report and Form 10-K.

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the results of operations as previously reported.

         LOANS AVAILABLE FOR SALE

         Loans available for sale represent loans originated or purchased by the Company for future securitization. These loans are recorded at the lower of cost or market value.

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

2.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company on the one hand and Citigroup and its affiliates on the other hand. At March 31, 2002, the Company had outstanding short- and long-term borrowings with CNYS of $17.7 billion and $0.1 billion, respectively, compared to $15.4 billion and $2.2 billion, respectively, at December 31, 2001. For the three-month period ended March 31, 2002, the Company incurred $163.3 million in interest expense payable to CNYS and its affiliates, compared to $249.7 million for the same period in 2001. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

3.       INTEREST RATE SWAP AGREEMENTS

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the risk caused by differences between borrowing and lending rates. Consistent with the requirements of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, management expects the Company's hedge program to be highly effective in offsetting changes in either the fair value or cash flows for the risk being hedged.

         During the first quarter of 2002, the Company entered into $400 million of swap agreements that will be effective as cash flow hedges. The swap agreements commence in July 2002 and have one-year terms. The fair value of the swaps was not material at March 31, 2002.

4.       COMMITMENTS AND CONTINGENCIES

         In February 2000, three stockholders' derivative complaints, captioned "Alan Kahn v. Citigroup Inc.", "Kenneth Steiner v. Citigroup Inc.", and "Katherine F. Petty v. Citigroup Inc.", were filed in the Delaware Court of Chancery against the Company and its directors (as well as Citigroup and certain subsidiaries). In April 2000, the Delaware Court of Chancery consolidated the three complaints for all purposes under the caption "In re The Student Loan Corp. Derivative Litigation", and designated the "Alan Kahn v. Citigroup Inc." complaint as the operative pleading. The action remains pending. For further information, see "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         In the ordinary course of business, the Company is also involved in various legal proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

         Amendments to the Higher Education Act of 1965 (the "Act") have significantly reduced the net interest spreads earned on the Federal Family Education Loan ("FFEL") Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. As the funding costs have not been similarly reduced, pressure on margins will continue as more loans are originated with lower yields. In addition, Congress may amend the Act at any time, possibly resulting in further reductions in FFEL Program loan subsidies, which could occur in the form of increased risk-sharing costs or reduced margins. Any such amendment could adversely affect the Company's business and prospects.

5.       LOAN SECURITIZATION

         In the first quarter of 2002, the Company commenced a program to participate in asset-backed securitizations. As a participant in the securitizations, the Company will ultimately sell certain portfolios of FFEL Program loans, including Federal Consolidation Loans, to an independent trust, and the trust, in turn, will issue securities backed by student loan assets to investors. Although the securitized student loans would then be removed from the Company's financial statements, the Company would retain the administrative and servicing functions for the transferred portfolios. The Company accounts for its securitization transactions in accordance with the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125."

         On March 27, 2002, the Company securitized approximately $249 million of Federal Consolidation Loans through a trust, which was established to purchase the loans. The Company sells loans into the trust through a wholly owned, special purpose subsidiary formed to acquire the Company's loans at par value. A pre-tax gain of $3.1 million was recorded as a result of the securitization. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company's wholly owned special purpose subsidiary and the fair value of the assets received from the trust. Through its participation in the securitization, the Company receives administrative and servicing fees on the securitized portfolio. At the time of the securitization, the Company recorded approximately $12.6 million in residual trust assets, composed of a note receivable of approximately $8.5 million and residual trust equity of approximately $4.1 million. These assets are included in Other Assets on the Company's financial statements. The Company expects to receive investment income on the residual trust assets. The Company regularly reviews these residual trust assets for impairment and accounts for them as investments in available-for-sale debt securities. At March 31, 2002, the fair values of these assets approximated their carrying values. No servicing asset or liability was recognized at the time of the securitization since the fair value of the servicing revenues approximated the fair value of the servicing costs.

         The fair values of the retained interests at the time of the securitization (and at March 31, 2002) were based primarily on the following key assumptions: constant prepayment rate of 3%, anticipated credit losses of 0.24%, and loan spread of 1.47%. These key assumptions have been stress-tested to demonstrate the pretax sensitivity to the fair values that could result from adverse changes to these assumptions of 10% and 20%. The results of the stress tests are reflected in the table below.

         (In thousands of dollars)                                March 31, 2002
         -------------------------                                --------------
         Carrying value of retained interests                         $12,615.4

         Constant prepayment rate
             +10%                                                        (222.7)
             +20%                                                        (462.9)

         Anticipated credit losses
             +10%                                                        (140.9)
             +20%                                                        (281.9)

         Loan spread
             -10%                                                        (217.6)
             -20%                                                        (435.1)

         These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable. Also, actual experience may result in concurrent changes to more than one assumption, resulting in a potential impact that may be different from the sum of the individual effects shown above.

         At March 31, 2002, the Company managed a portfolio composed of $18,124 million of owned and held student loans (amount includes approximately $12.6 million of retained residual trust interests); $539 million of student loans owned and available for sale; and $236 million of loans securitized and removed from the financial statements of the Company (amount is net of approximately $12.6 million of retained residual trust interests); resulting in a total managed student loan portfolio of $18,899 million.

         For the first quarter of 2002, the only cash flow transaction between the Company and, ultimately, the securitization trust was $249 million of securitization proceeds paid to the Company for the student loan assets transferred. At March 31, 2002, the securitized portfolio balance of $249 million included $5.5 million of loans with payments past due 30-89 days and $4.8 million of loans with payments past due 90 or more days. There were no credit losses or credit loss recoveries in the securitized portfolio in the first quarter of 2002. Any credit losses incurred in the securitized portfolio in future periods will be charged to other income as incurred.

         At March 31, 2002, the Company's $18.6 billion owned portfolio included $612.7 million of loans with payments past due 30-89 days and $605.1 million of loans with payments past due 90 or more days. Credit losses, net of recoveries, of $1.7 million were recorded in the Company's owned portfolio in the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         During the quarter ended March 31, 2002, the Company's student loan portfolio, composed primarily of loans originated under the Federal Family Education Loan ("FFEL") Program, decreased by $0.1 billion (1%) to $18.1 billion from $18.2 billion at December 31, 2001 due to the establishment of a separate portfolio of loans available for sale. Changes in the portfolio were the result of loan disbursements totaling $957 million and loan purchases of $266 million in the first quarter of 2002, partially offset by $149 million in loan sales, $703 million in loan reductions (attributable to borrower principal payments and claims paid by guarantors), $490 million in loans transferred to the new portfolio and other adjustments of $7 million. During the three months ended March 31, 2001, the Company made loan disbursements of $812 million, loan purchases of $855 million, loan sales of $61 million, loan reductions of $523 million and other adjustments of $13 million.

         As indicated above, during the first quarter of 2002 the Company established a portfolio of loans available for sale. At March 31, 2002, this portfolio had a balance of $539 million, composed of $490 million of loans transferred from the held portfolio and $303 million of loans purchased in the first quarter of 2002, partially offset by loan securitizations of approximately $249 million and other adjustments of $5 million.

         From time to time, the Company makes guaranteed student loan purchases, composed primarily of secondary market and Federal Consolidation Loan purchases. For the first quarter of 2002, the Company's student loan purchases included $266 million purchased for its held portfolio and $303 million purchased for resale. This is a decrease of $286 million (33%) from the loan purchases for the same period in 2001. The Company's ongoing participation in the secondary market is dependent upon market conditions.

         The Company's loan disbursements and new CitiAssist Loan commitments, for the first three months of 2002 were $1,221 million, representing an increase of $229 million (23%) as compared to those made in the same period of 2001. The increase is primarily attributable to growth of $84 million (47%) in CitiAssist Loan commitments to $264 million for the first quarter of 2002, compared to $180 million for the same period last year. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees. FFEL Program Stafford and Plus Loan disbursements of $767 million in the first quarter of 2002 were $73 million (11%) higher than the $694 million disbursed during the same period of 2001. Federal Consolidation Loan originations for the first quarter of 2002 were $190 million, an increase of $72 million (61%) compared to the same period of 2001.

         In the first quarter of 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125."

         During the securitization process, a predetermined portfolio of student loan assets is ultimately sold to an independent trust, and the trust, in turn, issues student loan asset-backed securities to investors. Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company. However, the Company retains administrative and servicing rights for the securitized loan portfolios.

         On March 27, 2002, the Company securitized approximately $249 million of Federal Consolidation Loans through a trust, which was established to purchase the loans. The Company sells loans into the trust through a wholly owned, special purpose subsidiary formed to acquire the Company's loans at par value. A pre-tax gain of $3.1 million was recorded as a result of the securitization. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company's wholly owned special purpose subsidiary and the fair value of the assets received from the trust. At the time of the securitization, the Company recorded approximately $12.6 million in residual trust assets, composed of a note receivable of approximately $8.5 million and residual trust equity of approximately $4.1 million. These assets are included in Other Assets on the Company's financial statements. The Company receives administrative and servicing fees on the securitized portfolio and investment income on the residual trust assets. See Note 5 to the financial statements for disclosure and analysis of the key assumptions used to determine the fair value of the residual trust interests.

         During the first three months of 2002, the Company made $23 million in interest payments, principally to CNYS, compared to $261 million for the same period in 2001. The decrease is attributable to changes in both the size of the borrowings and timing of interest payments. Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. The Company paid income taxes, net of refunds, of $38 million, primarily to CNYS, in the first quarter of 2002. The Company's income taxes were overfunded at December 31, 2000, which generated a $12 million federal tax refund from CNYS recorded in the first quarter of 2001.

         Deferred income taxes increased by $9.5 million in the first quarter of 2002. The increase was primarily attributable to the temporary differences for deferred loan origination costs for the first three months of 2002, which are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes.

         In the first three months of 2002, short-term debt increased by $2.4 billion to $17.7 billion. The increase was primarily attributable to the reclassification of maturing long-term debt to short-term debt. The $2.1 billion decrease in long-term borrowings at March 31, 2002 is due to the reclassification of $2.2 billion of maturing long-term debt to short-term debt and the procurement of $0.1 billion of new long-term borrowings. The new borrowings were used primarily to fund new loan disbursements and purchases.

         The Company paid a quarterly dividend of $0.70 per common share on March 1, 2002. On April 18, 2002, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.70 per share to be paid June 3, 2002 to stockholders of record on May 15, 2002.

         RESULTS OF OPERATIONS

         QUARTER ENDED MARCH 31, 2002

         Net income was $49.7 million ($2.48 basic and diluted earnings per share) for the first quarter of 2002. This was an increase of $27.4 million (123%) from earnings for the same period last year. The increase in net income was primarily attributable to increased floor income and a gain on securitization of student loans in the first quarter of 2002. Also in the first quarter of 2002, the Company recorded a $2 million pretax benefit associated with implementation of a late fee policy.

         The net interest margin for the first quarter of 2002 was 2.16%, up 75 basis points from the first quarter 2001 margin of 1.41%. The improvement was primarily attributable to increased floor income in the first quarter of 2002. The Company expects the floor income benefit for the majority of its student loan assets to significantly decline in July 2002 when borrower rates on most FFEL Program loans reset. During the first quarter of 2001, the Company's net interest margin and net income were adversely impacted by several federal funds interest rate reductions which, in turn, caused an immediate repricing of the Company's student loan assets, while the Company's liabilities repriced evenly throughout the quarter.

         SPECIAL ALLOWANCE AND FLOOR INCOME

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

         As indicated above, whenever the stated interest rates on qualifying FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a SAP, which increases the loan yield to lenders. In periods of declining interest rates, the stated fixed borrower rates, which are subject to various annual reset provisions, become, in effect, interest rate floors. Floor income is generally available in declining short-term interest rate environments when the Company's cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Depending on the manner in which the Company's assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the date the borrower interest rate is reset, which occurs annually for the majority of the Company's loans. For the period July 1, 2001 to July 1, 2002, the Company's floor income significantly declines in periods when prevailing 91-day Treasury Bill rates exceed 5%. The Company earned $21.1 million of floor income in the first quarter of 2002, compared to $5.7 million of floor loss for the same period of 2001. During the first quarter of 2001, the Company earned less than its expected net interest spread as a rapid reduction in market interest rates caused federal government SAP revenue to fall early in the quarter while the cost of funds on debt repriced evenly over the quarter.

         Management expects the majority of the current floor income benefit to decline significantly when the interest rates on FFEL Program loans reset on July 1, 2002.

         Total operating expenses for the first quarter of 2002 increased $2.5 million (12%) from the same period last year, primarily reflecting the incremental costs incurred to service the larger loan portfolio. For the first quarter of 2002, the Company's expense ratio, operating expenses as a percentage of average student loan assets, improved one basis point to 0.51% from the first quarter of 2001 expense ratio of 0.52%.

         The Company's return on equity was 30.1% for the first quarter of 2002, 14.4% higher than the 15.7% return for the same period of 2001. The improvement is primarily attributable to increased net interest income resulting from higher floor income.


         OFF-BALANCE SHEET ARRANGEMENTS

         In the first quarter of 2002, the Company entered into an off-balance sheet arrangement in which a portfolio of student loans was securitized, a process by which the loans were transferred to a special purpose entity ("SPE"), thereby converting the loans into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the loan assets received by issuing securities to investors in the form of debt instruments. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account, overcollateralization (resulting from maintaining excess assets in the SPE), or some other form of enhancement. The transferor can use the cash proceeds from the loan sale to fund new loan originations, purchase loans or for other business purposes.

         REGULATORY IMPACTS

         Amendments to the Act, which governs the FFEL Program, have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. As the funding costs have not been similarly reduced, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders such as the Company do not participate. Direct Lending accounts for approximately one-third, on a national basis, of all student loans originated under federally-sponsored programs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

         The Company's primary market risk exposure results from fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management's future responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by a 100 basis point change in the yield curve.

         The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of March 31, 2002, a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $6.5 million for the next twelve months and a potential negative impact of approximately $107.5 million thereafter. A 100 basis point decrease in the interest yield curve as of March 31, 2002 would have a potential negative impact on the Company's pretax earnings of approximately $6.5 million for the subsequent twelve-month period and a potential positive effect of approximately $107.5 million thereafter.

     Earnings-at-Risk (effect on pre-tax earnings)             March 31, 2002                           March 31, 2001
     ---------------------------------------------   -----------------------------------      ---------------------------------
       (Dollars in                                    Next                                     Next
       millions)                                     12 Mos.     Thereafter       Total       12 Mos.    Thereafter      Total
       ---------                                     -------     ----------       -----       -------    ----------      -----
       One hundred basis point increase               $ 6.5       ($107.5)      ($101.0)      $ 13.9      ($58.6)       ($44.7)
       One hundred basis point decrease              ($ 6.5)       $107.5        $101.0       $  3.6       $95.5         $99.1

         In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter of 2002; however, on April 19, 2002, the Company filed a Current Report on Form 8-K, dated March 27, 2002, under Item 5 thereof, describing the terms of the initial sale of student loan asset-backed notes under the Company's loan securitization program.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2002




                                   The Student Loan Corporation




                                   By /s/ Steven Gorey
                                      ------------------------------------------
                                          Steven Gorey
                                          Vice President and Principal Financial
                                          and Accounting Officer