Form 10-Q
period 2002-06-30
STUDENT LOAN CORP
filed 2002-08-14
CIK 893955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 Yes X    No

         On August 5, 2002, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

                                    Form 10-Q

                                                                                                 Page
                                                                                                 ----
Part I  Financial Information

        Item 1 -    Financial Statements

                    Statements of Income (Unaudited) for the Three- and Six-Month Periods
                    Ended June 30, 2002 and 2001 .............................................     3

                    Balance Sheets as of June 30, 2002 (Unaudited)
                    and December 31, 2001 (Audited) ..........................................     4

                    Statements of Cash Flows (Unaudited) for the Six-Month Periods Ended
                    June 30, 2002 and 2001 ...................................................     5

                    Statements of changes in Stockholders' Equity (Unaudited) for the
                    Six-Month Periods Ended June 30, 2002 and 2001 ...........................     6

                    Notes to Financial Statements (Unaudited) ................................   7-10

        Item 2 -    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ................................................   11-15

        Item 3 -    Quantitative and Qualitative Discussion About Market Risk ................    16

Part II Other Information

        Item 4 -    Submissions of Matters to a Vote of Security Holders .....................    17

        Item 6 -    Exhibits and Reports on Form 8-K .........................................    17

Signature .....................................................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          THE STUDENT LOAN CORPORATION
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three months ended                  Six months ended
                                                                      June 30,                          June 30,
                                                                      --------                          --------
                                                                2002             2001             2002             2001
                                                                ----             ----             ----             ----
REVENUE
    Interest income                                          $ 266,350        $ 315,364        $ 529,234        $ 622,395
    Interest expense                                           165,877          225,710          329,153          475,440
                                                             ---------        ---------        ---------        ---------
    NET INTEREST INCOME                                        100,473           89,654          200,081          146,955
    Provision for loan losses                                   (3,294)          (1,751)          (5,295)          (3,565)
                                                             ---------        ---------        ---------        ---------
    Net interest income after provision for loan losses         97,179           87,903          194,786          143,390
    Gain on student loan securitization                             --               --            3,121               --
    Fee and other income                                         3,183            2,165            9,151            4,462
                                                             ---------        ---------        ---------        ---------
         TOTAL REVENUE, NET                                    100,362           90,068          207,058          147,852
                                                             ---------        ---------        ---------        ---------

OPERATING EXPENSES
    Salaries and employee benefits                               7,135            6,051           13,294           10,738
    Other expenses                                              21,926           17,814           39,471           34,368
                                                             ---------        ---------        ---------        ---------
         TOTAL OPERATING EXPENSES                               29,061           23,865           52,765           45,106
                                                             ---------        ---------        ---------        ---------

    INCOME BEFORE INCOME TAXES                                  71,301           66,203          154,293          102,746
    Income taxes                                                29,106           27,231           62,446           41,507
                                                             ---------        ---------        ---------        ---------

NET INCOME                                                   $  42,195        $  38,972        $  91,847        $  61,239
                                                             =========        =========        =========        =========

DIVIDENDS DECLARED                                           $  14,000        $  14,000        $  28,000        $  28,000
                                                             =========        =========        =========        =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE -
    (based on 20 million average shares outstanding)         $    2.11        $    1.95        $    4.59        $    3.06
                                                             =========        =========        =========        =========

DIVIDENDS DECLARED PER COMMON SHARE                          $    0.70        $    0.70        $    1.40        $    1.40
                                                             =========        =========        =========        =========

OPERATING RATIOS

Net interest margin                                               2.12%            2.10%            2.14%            1.77%
Operating expense as a percentage of
   average student loans                                          0.61%            0.56%            0.56%            0.54%
Return on equity                                                 24.11%           26.37%           27.04%           21.14%


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                                      June 30,        December 31,
                                                                        2002              2001
                                                                    (Unaudited)         (Audited)
                                                                    -----------         ---------
ASSETS
    Student loans                                                  $ 18,480,295       $ 18,236,966
    Less: Allowance for loan losses                                      (4,484)            (3,584)
                                                                   ------------       ------------
    Student loans, net                                               18,475,811         18,233,382
    Loans available for sale                                            773,138                 --
    Cash                                                                    585              1,222
    Other assets                                                        543,384            482,492
                                                                   ------------       ------------

    TOTAL ASSETS                                                   $ 19,792,918       $ 18,717,096
                                                                   ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                          $ 18,085,460       $ 15,383,800
    Long-term notes                                                     250,000          2,200,000
    Payable to principal stockholder                                      6,952              7,282
    Deferred income taxes                                                99,011             93,908
    Other liabilities                                                   636,079            380,404
                                                                   ------------       ------------

       Total Liabilities                                             19,077,502         18,065,394
                                                                   ------------       ------------

    Common stock, $.01 par value; authorized 50,000,000
       shares; 20,000,000 shares issued and outstanding                     200                200
    Additional paid-in capital                                          135,205            134,851
    Retained earnings                                                   580,498            516,651
    Accumulated other changes in equity from nonowner sources              (487)                --
                                                                   ------------       ------------

       Total Stockholders' Equity                                       715,416            651,702
                                                                   ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 19,792,918       $ 18,717,096
                                                                   ============       ============

AVERAGE STUDENT LOANS
       (year-to-date)                                              $ 18,864,986       $ 17,296,907
                                                                   ============       ============


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Six months ended
                                                                           June 30,
                                                                           --------
                                                                     2002             2001
                                                                     ----             ----
Cash flows from operating activities:
Net income                                                       $    91,847       $    61,239
Adjustments to reconcile net income to
  net cash from operating activities:
    Gain on securitization of loans                                   (3,121)               --
    Depreciation and amortization                                     31,476            24,785
    Provision for loan losses                                          5,295             3,565
    Deferred tax provision                                             5,439            22,094
    (Increase) in accrued interest receivable                        (28,384)          (59,667)
    (Increase)/decrease in other assets                              (18,952)            7,995
    Increase in other liabilities                                    255,700           140,731
                                                                 -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            339,300           200,742
                                                                 -----------       -----------

Cash flows from investing activities:
    Disbursement of loans                                         (1,412,025)       (1,147,139)
    Portfolio loan purchases                                        (813,414)       (1,578,765)
    Loan purchases available for sale                               (553,762)               --
    Repayment of loans                                             1,242,432           968,752
    Proceeds on loan securitization                                  249,317                --
    Sale of loans                                                    227,729           142,645
    Capital expenditures on equipment and computer software           (3,874)           (3,773)
                                                                 -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                           (1,063,597)       (1,618,280)
                                                                 -----------       -----------

Cash flows from financing activities:
    Net increase in borrowings with original
      maturities of one year or less                                 501,660         1,446,566
    New long-term borrowings                                         250,000                --
    Dividends paid to stockholders                                   (28,000)          (28,000)
                                                                 -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            723,660         1,418,566
                                                                 -----------       -----------

NET INCREASE IN CASH                                                    (637)            1,028
CASH - BEGINNING OF PERIOD                                             1,222               323
                                                                 -----------       -----------

CASH - END OF PERIOD                                             $       585       $     1,351
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                                     $    30,855       $   336,048
    Net income taxes paid, net of refunds                        $    70,445       $   (11,828)


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                 2002            2001
                                                                 ----            ----
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
   Balance, beginning of period                                $ 135,051       $ 134,972
   Other                                                             354              79
                                                               ---------       ---------
   Balance, end of period                                      $ 135,405       $ 135,051
                                                               ---------       ---------

RETAINED EARNINGS
   Balance, beginning of period                                $ 516,651       $ 437,290
   Net income                                                     91,847          61,239
   Common dividends declared, $1.40 per common share             (28,000)        (28,000)
                                                               ---------       ---------
   Balance, end of period                                      $ 580,498       $ 470,529
                                                               ---------       ---------

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
   Balance, beginning of period                                $      --              --
   Net change for cash flow hedges, net of tax                      (838)             --
   Net change for investments, net of tax                            351              --
                                                               ---------       ---------
   Balance, end of period                                      $    (487)      $      --
                                                               ---------       ---------


See accompanying notes to financial statements.

                          THE STUDENT LOAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



1.       SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The financial information of The Student Loan Corporation (the "Company") as of June 30, 2002 and for the three- and six-month periods ended June 30, 2002 and 2001 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Annual Report and Form 10-K.

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation. Such reclassifications had no effect on the results of operations as previously reported.

         LOANS AVAILABLE FOR SALE

         Loans available for sale represent loans originated or purchased by the Company for future securitization. These loans are recorded at the lower of cost or market value and net credit losses are charged to other expense as incurred.

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), when the rule became effective for calendar year companies. SFAS No. 144 established additional criteria for determining when a long-lived asset is held-for-sale. It also requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and it measures an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of the new standard are to be applied prospectively. It is not expected that SFAS No. 144 will materially affect the financial statements.

         INTEREST RATE SWAP AGREEMENTS

         The Company's interest rate swap agreements are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recorded on the balance sheet at their fair value. Fair value changes for cash flow hedges that have been designated and are effective as cash flow hedges are reflected on the financial statements with a corresponding amount, net of taxes, reflected in the accumulated other changes in equity from nonowner sources component of stockholders' equity.

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

2.       RELATED PARTY TRANSACTIONS

         Citibank (New York State) ("CNYS"), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. At June 30, 2002, the Company had outstanding short- and long-term unsecured borrowings with CNYS of $18.1 billion and $0.3 billion, respectively, compared to $15.4 billion and $2.2 billion, respectively, at December 31, 2001. For the three- and six-month periods ended June 30, 2002, the Company incurred $165.9 million and $329.2 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $225.7 million and $475.4 million, respectively, for the same periods in 2001. Also, during the first six months of 2002 the Company entered into a number of forward-starting interest rate swap agreements with a subsidiary of Citigroup. At June 30, 2002, the agreements had notional amounts totaling $2.7 billion and terms of between twelve and eighteen months. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms of these transactions are, in the aggregate, no less favorable to the Company than those which could be obtained from unaffiliated parties.

3.       INTEREST RATE SWAP AGREEMENTS

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between borrowing rates (based primarily on the 91-day Treasury Bill) and lending rates (based on LIBOR). Consistent with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, management expects the Company's hedge program to be highly effective in offsetting changes in cash flows for the risk being hedged.

         In 2002, the Company entered into a number of forward-starting interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. For the three- and six-month periods ended June 30, 2002, the Company entered into new contracts with notional amounts of $2.3 billion and $2.7 billion, respectively. They have been designated and are effective as cash flow hedges. The swap agreements have terms of between 12 and 18 months. The fair value of the swaps at June 30, 2002 was a $1.4 million liability and is reflected in other liabilities on the June 30, 2002 financial statements with a corresponding amount net of taxes reflected in the accumulated other changes in equity from nonowner sources component of stockholders' equity (see below). Substantially all of the $1.4 million liability, net of taxes, is expected to be reclassified from accumulated other changes in equity from nonowner sources within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings related to these swap agreements.

         Accumulated other changes in equity from nonowner sources from cash flow hedges for the six months ended June 30, 2002 is summarized (net of tax) as follows:

                                         Six Months Ended June 30, 2002
                                         ------------------------------
(Dollars in thousands)
Beginning Balance                                  $   --
Net loss from cash flow hedges                       (838)
Net amounts reclassified to earnings                   --
                                                   ------
Ending Balance                                     $ (838)
                                                   ------

4.       COMMITMENTS AND CONTINGENCIES

         In February 2000, three stockholders' derivative complaints, captioned "Alan Kahn v. Citigroup Inc.", "Kenneth Steiner v. Citigroup Inc.", and "Katherine F. Petty v. Citigroup Inc.", were filed in the Delaware Court of Chancery against the Company and its directors (as well as Citigroup and certain subsidiaries). In April 2000, the Delaware Court of Chancery consolidated the three complaints for all purposes under the caption "In re The Student Loan Corp. Derivative Litigation", and designated the "Alan Kahn v. Citigroup Inc". complaint as the operative pleading. The action remains pending. For further information, see "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

5.       LOAN SECURITIZATION

         In the first quarter of 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. The trust, in turn, sells securities, backed by the student loan assets, to investors.

         In the first quarter of 2002, the Company securitized approximately $249 million of Federal Consolidation Loans, selling them to a trust that was established to purchase the loans. The Company recognizes the securitization as a sale for financial statement purposes and the securitization qualifies as a financing for tax purposes. The Company sold the loans to the trust through a wholly owned, special purpose subsidiary formed to acquire the Company's loans at par value. A pre-tax gain of $3.1 million was recorded as a result of the securitization. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company's wholly owned special purpose subsidiary and the fair value of the assets received from the trust. As a result of the securitization transaction, the Company recorded approximately $12.6 million in residual trust investments (composed of a note receivable of $8.5 million and residual trust equity of $4.1 million), which are included in other assets on the Company's financial statements. The Company regularly reviews these residual trust investments for impairment and accounts for them as investments in available-for-sale debt securities. At June 30, 2002, the fair values of these assets approximated their carrying values. The Company receives administrative and servicing fees on the securitized portfolio and investment income on the note receivable. Approximately $0.3 million (net of taxes) related to the securitization investments is reflected as an increase to accumulated other changes in equity from nonowner sources in the stockholders' equity component of the financial statements at June 30, 2002.

         At June 30, 2002, total student loan assets held by the trust were approximately $249.7 million. At that time, receivables due from the trust were $0.07 million and payables to the trust were $0.4 million. During the quarter ended June 30, 2002, the Company received cash flows from the trust related to the securitization of $.05 million for loan servicing fees as the master servicer. Also, consistent with terms described in the prospectus, $1.9 million was paid to the Company by the trust to acquire additional eligible add-on loan assets. There were no new securitizations of student loans in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         During the six months ended June 30, 2002, the Company's student loan portfolio, composed primarily of loans originated under the Federal Family Education Loan ("FFEL") Program, increased by $0.3 billion (1%) to $18.5 billion from $18.2 billion at December 31, 2001. This growth was attributable to loan disbursements totaling $1,412 million and loan purchases of $813 million in the first two quarters of 2002, partially offset by $228 million in loan sales, $1,242 million in loan reductions (attributable to borrower principal payments and claims paid by guarantors), $490 million in loans conveyed in a noncash transfer to an available-for-sale inventory that was established in the first quarter of 2002, and other adjustments of $22 million. During the six months ended June 30, 2001, the Company made loan disbursements of $1,147 million, loan purchases of $1,579 million, loan sales of $143 million, loan reductions of $969 million and other adjustments of $27 million.

         As mentioned above, during the first quarter of 2002, the Company established an inventory of loans available for sale. At June 30, 2002, this inventory had a balance of $773 million, composed of $490 million of loans conveyed in a noncash transfer from the Company's loan portfolio and $554 million of loans purchased in the first six months of 2002, partially offset by a loan securitization of approximately $249 million, loan reductions of $13 million and other adjustments of $9 million.

         From time to time, the Company makes guaranteed student loan purchases, composed primarily of secondary market and Federal Consolidation Loan purchases. For the first six months of 2002, the Company's student loan purchases included $813 million purchased for its portfolio and $554 million purchased for its resale inventory. This is a decrease of $212 million (13%) in loan purchases compared to the same period in 2001. The Company's participation in the secondary market is dependent upon market conditions.

         The Company's loan disbursements and new CitiAssist Loan commitments for the first half of 2002 and 2001 are shown in the table below:

(Dollars in millions)                      2002        2001     Difference   % Change
                                           ----        ----     ----------   --------
CitiAssist Loan Commitments               $  339      $  234      $  105          45%
FFEL Program Stafford and PLUS Loans       1,046         929         117          13%
Federal Consolidation Loans                  366         218         148          68%
                                          ------      ------      ------
Total                                     $1,751      $1,381      $  370          27%
                                          ======      ======      ======

         CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees. The Federal Consolidation Loan originations reflected in the above table do not include Consolidation Loans generated through third party marketing relationships. Loans generated through these relationships are reported as purchases since unconsolidated loan balances held by other lenders must be purchased at face value from the other lenders prior to loan consolidation.

         In the first quarter of 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. The trust, in turn, sells securities, backed by the student loan assets, to investors.

         In the first quarter of 2002, the Company securitized approximately $249 million of Federal Consolidation Loans, selling them to a trust that was established to purchase the loans. The Company recognizes the securitization as a sale for financial statement purposes and the securitization qualifies as a financing for tax purposes. The Company sold the loans to the trust through a wholly owned, special purpose subsidiary formed to acquire the Company's loans at par value. A pre-tax gain of $3.1 million was recorded as a result of the securitization. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company's wholly owned special purpose subsidiary and the fair value of the assets received from the trust. As a result of the securitization transaction, the Company recorded approximately $12.6 million in residual trust investments (composed of a note receivable of $8.5 million and residual trust equity of $4.1 million), which are included in other assets on the Company's financial statements. The Company receives administrative and servicing fees on the securitized portfolio and investment income on the note receivable. Approximately $0.3 million (net of taxes) related to the securitization investments is reflected as an increase to accumulated other changes in equity from nonowner sources in the stockholders' equity component of the financial statements at June 30, 2002.

         At June 30, 2002, total student loan assets held by the trust were approximately $249.7 million. At that time, receivables due from the trust were $0.07 million and payables to the trust were $0.4 million. During the quarter ended June 30, 2002, the Company received cash flows from the trust related to the securitization of $.05 million for loan servicing fees as the master servicer. Also, consistent with terms described in the prospectus, $1.9 million was paid to the Company by the trust to acquire additional eligible add-on loan assets. There were no new securitizations of student loans in the second quarter of 2002.

         To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between borrowing rates (based primarily on the 91-day Treasury Bill) and lending rates (based on LIBOR). Consistent with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, management expects the Company's hedge program to be highly effective in offsetting changes in cash flows for the risk being hedged.

         In 2002, the Company entered into a number of forward-starting interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. For the three- and six-month periods ended June 30, 2002, the Company entered into new contracts with notional amounts of $2.3 billion and $2.7 billion, respectively. They have been designated and are effective as cash flow hedges. The swap agreements have terms of between 12 and 18 months. The fair value of the swaps at June 30, 2002 was a $1.4 million liability and is reflected in other liabilities on the June 30, 2002 financial statements with a corresponding amount net of taxes reflected in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of the $1.4 million liability, net of taxes, is expected to be reclassified from accumulated other changes in equity from nonowner sources within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings related to these swap agreements.

         During the first half of 2002, the Company made $31 million in interest payments, principally to CNYS, compared to $336 million for the same period in 2001. The decrease is attributable to changes in both the size of the borrowings and timing of interest payments.

         Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. The Company paid income taxes, net of refunds, of $70 million, primarily to CNYS, in the first half of 2002. The Company's income taxes were overfunded at December 31, 2000, generating a $12 million federal tax refund from CNYS, which was received in the first half of 2001.

         Deferred income taxes increased by $5.1 million during the first six months of 2002, composed of $5.4 million of deferred tax provision and $0.2 million in non-provision-related deferred taxes resulting from the securitization investments, partially offset by $0.5 million in non-provision-related deferred taxes related to recording the fair value on the interest rate swaps. The increase in deferred taxes during the first half of 2002 was primarily attributable to both the temporary differences for deferred loan origination costs and the gain on sale recorded in conjunction with securitization activity.

         In the first six months of 2002, short-term debt increased by $2.7 billion to $18.1 billion. The increase was primarily attributable to the reclassification of maturing long-term debt to short-term debt. The $1.9 billion decrease in long-term borrowings at June 30, 2002 was due to the reclassification of $2.2 billion of maturing long-term debt to short-term debt and the procurement of $0.3 billion of new long-term borrowings. The new borrowings were used primarily to fund new loan disbursements and purchases. At June 30, 2002, accrued interest on the Company's borrowings was $558 million, compared to accrued interest of $345 million at December 31, 2001. The June 30, 2002 increase in accrued interest, which is reflected in other liabilities on the financial statements, results from the structure of the interest payment terms on a substantial portion of the Company's debt. These terms required that interest accumulate for periods of up to one year ending July 2002, when interest in the amount of $490 million was due and paid.

         The Company paid a quarterly dividend of $0.70 per common share on June 1, 2002. On July 18, 2002, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.70 per share to be paid September 3, 2002 to stockholders of record on August 15, 2002.

         RESULTS OF OPERATIONS

         QUARTER ENDED JUNE 30, 2002

         Net income was $42.2 million ($2.11 basic and diluted earnings per share) for the second quarter of 2002. This was an increase of $3.2 million (8.3%) compared to earnings for the same period last year. The increase in net income was primarily attributable to increased interest income generated by both portfolio growth and increased floor income.

         The net interest margin for the second quarter of 2002 was 2.12%, up 2 basis points from the second quarter 2001 margin of 2.10%. The improvement in net interest margin was primarily attributable to increased floor income in the second quarter of 2002. Management expects the majority of the current floor income benefit to decline significantly for periods after July 1, 2002, when borrower interest rates on most FFEL Program loans were reset.

         Total operating expenses for the second quarter of 2002 increased $5.2 million (22%) from the same period last year, primarily reflecting the incremental costs incurred to service the larger loan portfolio. In addition, during the second quarter of 2002 the Company recognized a one-time pre-tax expense of $1.7 million to write down the value of certain previously capitalized internally developed software that is being replaced through new systems development. For the second quarter of 2002, the Company's expense ratio, operating expenses as a percentage of average student loan assets, was 0.61% compared to 0.56% for the second quarter of 2001. The increase reflects the incremental costs incurred to service the larger loan portfolio, technology infrastructure costs (as noted above), and growth in the Company's sales force.

         In the second quarter of 2002, the provision for loan losses increased by $1.5 million, compared to the same period in 2001. This increase is attributable primarily to the growth in the portfolio and is not indicative of any specific changes in delinquency between the two periods.

         The Company's return on equity was 24.1% for the second quarter of 2002, compared to 26.4% for the same period of 2001.

         SIX MONTHS ENDED JUNE 30, 2002

         The Company earned net income of $91.8 million ($4.59 basic earnings per share) for the six months ended June 30, 2002, an increase of $30.6 million (50%) from the first half of 2001. The increase was primarily attributable to the higher interest income generated by both loan portfolio growth and increased floor income.

         Total operating expenses for the first half of 2002 were $52.8 million, $7.7 million (17%) higher than the same period last year. The increase reflects the incremental costs incurred to service the larger portfolio, technology infrastructure costs (as noted above), and growth in the Company's sales force. Operating expenses as a percentage of average student loans for the first half of 2002 were 0.56%, compared to 0.54% for the first half of 2001.

         The Company's return on equity was 27.0% for the first six months of 2002, 5.9% higher than the 21.1% return for the same period of 2001. The improvement was primarily attributable to increased net interest income resulting from higher floor income. Management expects the majority of the current floor income benefit to decline significantly for periods after July 1, 2002, when borrower interest rates on most FFEL Program loans were reset.

         The Company's effective tax rate was approximately 40.5% for the first six months of 2002, compared to 40.4% for the same period of 2001.

         SPECIAL ALLOWANCE AND FLOOR INCOME

         Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates. Those issued subsequent to July 23, 1992 generally have variable rates. Most FFEL Program loans also qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender's loan yield by markups ranging between
         1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date.

         As indicated above, whenever the stated interest rates on qualifying FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a SAP, which increases the loan yield to lenders. In periods of declining interest rates, the stated fixed borrower rates, which are subject to various annual reset provisions, become, in effect, interest rate floors. Floor income is generally available in declining short-term interest rate environments when the Company's cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Depending on the manner in which the Company's assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the date the borrower interest rate is reset, which occurs annually for the majority of the Company's loans. The Company earned $39.4 million of floor income for the first six months of 2002, compared to $21.4 million for the same period of 2001. Management expects the majority of the current floor income benefit to decline significantly for periods after July
         1, 2002, when borrower interest rates on FFEL Program loans were reset.

         OFF-BALANCE SHEET ARRANGEMENTS

         In the first quarter of 2002, the Company entered into an off-balance sheet arrangement in which a $249 million portfolio of student loans was securitized, a process by which the loans were transferred to a special purpose entity ("SPE"), thereby converting the loans into cash before they would have been realized in the normal course of business. The SPE obtained the cash needed to pay the Company for the loan assets received by issuing securities to investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. The Company can use the cash proceeds from the loan sale to fund new loan originations, purchase loans or for other business purposes.

         After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio.



         REGULATORY IMPACTS

         Amendments to the Act, which governs the FFEL Program, have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. As the funding costs have not been similarly reduced, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders such as the Company do not participate. Direct Lending accounts for approximately one-third, on a national basis, of all student loans originated under federally sponsored programs.

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

         The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of June 30, 2002, a 100 basis point increase in the interest yield curve would have a potential positive impact on the Company's pre-tax earnings of approximately $10.5 million for the next twelve months and a potential negative impact of approximately $117.0 million thereafter. A 100 basis point decrease in the interest yield curve as of June 30, 2002 would have a potential positive impact on the Company's pretax earnings of approximately $28.0 million for the subsequent twelve-month period and approximately $117.0 million thereafter.

Earnings-at-Risk (effect on pre-tax earnings)              June 30, 2002                        June 30, 2001
                                                           -------------                        -------------
                                                    Next                                 Next
(Dollars in millions)                              12 Mos.  Thereafter      Total       12 Mos.  Thereafter      Total
                                                   -------  ----------      -----       -------  ----------      -----
One hundred basis point increase                  $  10.5    $ (117.0)    $ (106.5)    $  30.2    $ (99.2)    $  (69.0)
One hundred basis point decrease                  $  28.0    $  117.0     $  145.0     $  22.9    $  99.5     $  122.4

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At the Company's 2002 Annual Meeting of Stockholders, held May 9, 2002, the Company's stockholders took the following actions:

         1. Three directors were elected to the Board of Directors: Gina Doynow (with holders of 18,274,222 shares voting in favor, 307,717 shares withheld and none abstaining); Jill Fadule (with holders of 18,504,668 shares voting in favor, 77,271 shares withheld and none abstaining); David Young (with holders of 18,274,572 shares voting in favor, 307,367 shares withheld and none abstaining). Ms. Gina Doynow, Ms. Jill Fadule and Mr. David Young will each serve until the year 2005 annual meeting of stockholders. The terms of office of the other existing directors did not change.

         2. The selection of KPMG LLP as the Company's independent auditors for the 2002 fiscal year was ratified (with holders of 18,537,590 shares voting in favor, 41,399 shares voting against and 2,950 abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

Exhibit Number    Description
--------------    -----------
    99.01         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

    99.02         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              On April 19, 2002, the Company filed a Current Report on Form 8-K, dated March 27, 2002. Under Item 5 thereof, the Company described the terms of the initial sale of student loan asset-backed notes under the Company's loan securitization program.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2002



                                   The Student Loan Corporation




                                    By /s/ Steven Gorey
                                       ----------------------------------------
                                           Steven Gorey
                                           Vice President and Principal
                                           Financial and Accounting Officer