Form 10-Q
period 2002-09-30
STUDENT LOAN CORP
filed 2002-11-14
CIK 893955

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number: 1-11616

THE STUDENT LOAN CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	16-1427135
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

750 Washington Blvd.	06901
Stamford, Connecticut	(Zip Code)
(Address of principal executive offices)

(203) 975-6237
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YesX       No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YesX       No

        On November 4, 2002, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Form 10-Q

Part I Financial Information
                                                                                                                                                                Page
         Item 1 - Financial Statements

                      Statement of Income (Unaudited) for the Three- and Nine-Month Periods
                         Ended September 30, 2002 and 2001 ...................................................................          3

                      Balance Sheet as of September 30, 2002 (Unaudited)
                         and December 31, 2001 (Audited).......................................................................          4

                      Statement of Cash Flows (Unaudited) for the Nine-Month Periods Ended
                         September 30, 2002 and 2001..............................................................................          5

                      Statement of Changes in Stockholders' Equity (Unaudited) for the
                         Nine-Month Periods Ended September 30, 2002 and 2001.................................          6

                      Notes to Financial Statements (Unaudited).............................................................       7-10

          Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations.............................................................................     11-15

          Item 3 - Quantitative and Qualitative Discussion About Market Risk................................        16

          Item 4 - Controls and Procedures........................................................................................         17

Part II Other Information

          Item 6 - Exhibits and Reports on Form 8-K.......................................................................         18

Signature.......................................................................................................................................         19

Certifications................................................................................................................................       20-21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)
	Three months ended	Nine months ended
	September 30,	September 30,
	2002 2001	2002 2001
REVENUE
Interest income	$222,968 $262,042	$752,129 $884,437
Interest expense	129,679 187,411	458,832 662,850
Net interest income	93,289 74,631	293,297 221,587
Provision for loan losses	(3,313) (2,202)	(8,608) (5,767)
Net interest income after provision for loan losses	89,976 72,429	284,689 215,820
Gain on student loan securitization	- -	3,121 -
Fee and other income	4,968 3,404	14,192 7,865
Total revenue, net	94,944 75,833	302,002 223,685

OPERATING EXPENSES
Salaries and employee benefits	6,526 5,886	19,820 16,624
Other expenses	19,821 17,552	59,292 51,920
Total operating expenses	26,347 23,438	79,112 68,544

Income before income taxes	68,597 52,395	222,890 155,141
Income taxes	28,001 21,554	90,447 63,061

NET INCOME	$40,596 $30,841	$132,443 $92,080

DIVIDENDS DECLARED	$14,000 $14,000	$42,000 $42,000

BASIC and DILUTED EARNINGS PER COMMON SHARE -
(based on 20 million average shares outstanding)	$ 2.03 $ 1.54	$ 6.62 $ 4.60

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.70 $ 0.70	$ 2.10 $ 2.10

OPERATING RATIOS
Net interest margin	1.87% 1.69%	2.05% 1.74%
Operating expense as a percentage of
average student loans	0.53% 0.53%	0.55% 0.54%
Return on equity	22.26% 19.94%	25.40% 20.73%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 18,624,355	$ 18,236,966
Less: Allowance for loan losses	(5,484)	(3,584)
Student loans, net	18,618,871	18,233,382
Loans available for sale	1,573,259	-
Cash	813	1,222
Other assets	536,913	482,492

Total Assets	$ 20,729,856	$ 18,717,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 15,447,100	$ 15,383,800
Long-term notes	4,150,000	2,200,000
Payable to principal stockholder	6,599	7,282
Deferred income taxes	94,631	93,908
Other liabilities	296,653	380,404

Total Liabilities	19,994,983	18,065,394

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	135,205	134,851
Retained earnings	607,094	516,651
Accumulated other changes in equity from nonowner
sources (net of taxes of $5,254)	(7,626)	-

Total Stockholders' Equity	734,873	651,702

Total Liabilities and Stockholders' Equity	$ 20,729,856	$ 18,717,096

AVERAGE STUDENT LOANS	$ 19,165,897	$ 17,296,907
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$ 132,443	$ 92,080
Adjustments to reconcile net income to
net cash from operating activities:
Gain on securitization of loans	(3,121)	-
Loss on disposal of assets	1,678	-
Depreciation and amortization	48,856	41,396
Provision for loan losses	8,608	5,767
Deferred tax provision	5,978	37,417
(Increase) in accrued interest receivable	(21,259)	(57,035)
(Increase)/decrease in other assets	(31,155)	11,395
(Decrease)/increase in other liabilities	(84,081)	28,346
Net cash provided by operating activities	57,947	159,366

Cash flows from investing activities:
Disbursement of loans	(2,455,251)	(1,905,419)
Portfolio loan purchases	(909,219)	(1,880,762)
Loan purchases available for sale	(1,358,115)	-
Repayment of loans	1,977,462	1,425,596
Proceeds on loan securitization	249,317	-
Sale of loans	473,733	279,378
Capital expenditures on equipment and computer software	(7,583)	(5,729)
Net cash used in investing activities	(2,029,656)	(2,086,936)

Cash flows from financing activities:
Net decrease in borrowings with original
maturities of one year or less	(2,079,700)	(230,504)
New long-term borrowings	4,150,000	2,200,000
Repayments of long-term borrowings	(57,000)	-
Dividends paid to stockholders	(42,000)	(42,000)
Net cash provided by financing activities	1,971,300	1,927,496

Net decrease in cash	(409)	(74)
Cash - beginning of period	1,222	323

Cash - end of period	$ 813	$ 249

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 606,923	$ 663,646
Income taxes paid, net of refunds	$ 70,872	$ (11,282)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 135,051	$ 134,972
Other	354	79
Balance, end of period	$ 135,405	$ 135,051

RETAINED EARNINGS
Balance, beginning of period	$ 516,651	$ 437,290
Net income	132,443	92,080
Common dividends declared, $2.10 per common share	(42,000)	(42,000)
Balance, end of period	$ 607,094	$ 487,370

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ -	-
Net change for cash flow hedges, net of tax	(7,977)	-
Net change for investments, net of tax	351	-
Balance, end of period	$ (7,626)	$ -

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
September 30, 2002

1.       Significant Accounting Policies

         Interim Financial Information

The financial information of The Student Loan Corporation (the “Company”) as of September 30, 2002 and for the three- and nine-month periods ended September 30, 2002 and 2001 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine-month periods ended September, 30 2002 may not be indicative of the results for the full year ended December 31, 2002. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2001 Annual Report and Form 10-K.

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on the results of operations as previously reported.

         Loans Available for Sale

Loans available for sale represent loans originated or purchased by the Company for future securitization. These loans are recorded at the lower of cost or market value and net credit losses are charged to other expense as incurred.

         Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), when the rule became effective for calendar year companies. SFAS No. 144 established additional criteria for determining when a long-lived asset is held-for-sale. It also requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and it measures an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of the new standard are to be applied prospectively.

         Interest Rate Swap Agreements

The Company’s interest rate swap agreements are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivatives be recorded on the balance sheet at their fair value. These derivatives have been designated and are effective as cash flow hedges and are recorded in other liabilities. Changes in these derivatives’ fair value, net of taxes, are recorded in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.

          Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management has used a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

2.       Related Party Transactions

Citibank (New York State) (“CNYS”), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. At September 30, 2002, the Company had outstanding short- and long-term unsecured borrowings with CNYS, pursuant to the terms of an Omnibus Credit Agreement (the "Omnibus Agreement") of $15.4 billion and $4.2 billion, respectively, compared to $15.4 billion and $2.2 billion, respectively, at December 31, 2001. At September 30, 2002, the outstanding borrowings had a weighted average interest rate of 2.4%, which is based on LIBOR as defined by the Omnibus Agreement, at the time the borrowings were established or rates reset. For the three- and nine-month periods ended September 30, 2002, the Company incurred $129.7 million and $458.8 million, respectively, in interest expense payable to CNYS and its affiliates, compared to $187.4 million and $662.9 million, respectively, for the same periods in 2001. Also, during the first six months of 2002, the Company entered into a number of interest rate swap agreements with a subsidiary of Citigroup. At September 30, 2002, the agreements had notional amounts totaling $2.7 billion and remaining terms of between nine and fifteen months. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Also, a limited number of the Company’s employees perform services on behalf of other Citigroup entities, which are unrelated to the business of education financing, and for which the Company receives compensation. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated parties.

3.       Interest Rate Swap Agreements

To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company’s borrowing rates (based on LIBOR) and the student loan lending rates (based primarily on the 91-day Treasury Bill). In compliance with the hedge accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, management expects the Company’s hedge program to be highly effective in offsetting changes in cash flows for the risk being hedged.

In 2002, the Company entered into a number of forward-starting interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. During the first six months of 2002, the Company entered into swap contracts with notional amounts totaling $2.7 billion. They have been designated and are effective as cash flow hedges. The swap agreements have terms of between nine and fifteen months. The fair value of the swaps at September 30, 2002 was a $13.5 million liability and is reflected in other liabilities at September 30, 2002 with a corresponding amount, net of taxes, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity (see below). Substantially all of the balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings related to these swap agreements.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of tax, are summarized as follows:

	Three-Month Period	Nine-Month Period
(Dollars in thousands)	Ended September 30, 2002	Ended September 30, 2002
Beginning Balance	($838)	$ --
Net loss from cash flow hedges	(7,139)	(8,671)
Net amounts reclassified to earnings	-	694
Ending Balance	($7,977)	($7,977)

4.       Commitments and Contingencies

In February 2000, three stockholders' derivative complaints, captioned Alan Kahn v. Citigroup Inc., Kenneth Steiner v. Citigroup Inc., and Katherine F. Petty v. Citigroup Inc., were filed in the Delaware Court of Chancery against the Company and its directors (as well as Citigroup and certain subsidiaries). In April 2000, the Delaware Court of Chancery consolidated the three complaints for all purposes under the caption In re The Student Loan Corp. Derivative Litigation, and designated the Alan Kahn v. Citigroup Inc. complaint as the operative pleading. The action remains pending. For further information, see "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the ordinary course of business, the Company is also involved in various legal proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

Amendments to the Higher Education Act of 1965 (the “Act”) have significantly reduced the net interest spreads earned on the Federal Family Education Loan (“FFEL”) Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. As the funding costs have not been similarly reduced, pressure on margins will continue as more loans are originated with lower yields. In addition, Congress may amend the Act at any time, possibly resulting in further reductions in FFEL Program loan subsidies, which could occur in the form of increased risk-sharing costs or reduced margins. Any such amendment could adversely affect the Company’s business and prospects.

5.       Loan Securitization

In the first quarter of 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells securities, backed by the student loan assets, to outside investors.

In the first quarter of 2002, the Company securitized approximately $249 million of Federal Consolidation Loans through the sale of the loans to a trust that was established for that purpose. The Company recognizes the securitization as a sale for financial statement purposes and the securitization qualifies as a financing for tax purposes. The Company sold the loans to the trust through a wholly owned, special purpose subsidiary formed to acquire the Company’s loans. A pre-tax gain of $3.1 million was recorded as a result of the securitization. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s wholly owned special purpose subsidiary and the fair value of the assets received from the trust. As a result of the securitization transaction, the Company recorded approximately $12.6 million in residual trust investments (composed of a note receivable of $8.5 million and residual trust equity of $4.1 million), which are included in other assets on the Company’s financial statements. The Company regularly reviews these residual trust investments for impairment and accounts for them as investments in available-for-sale debt securities. At September 30, 2002, the fair values of these assets approximated their carrying values. The Company receives administrative and servicing fees on the securitized portfolio and investment income on the note receivable. A net of tax amount of approximately $0.3 million, which is related to the securitization investments, has been recorded as an increase to accumulated other changes in equity from nonowner sources in the stockholders’ equity component of the financial statements as of September 30, 2002.

At September 30, 2002, total student loan assets held by the trust were approximately $245.8 million. At that time, receivables due from the trust were $0.02 million and payables to the trust were $0.6 million. During the quarter ended September 30, 2002, the Company received cash flows from the trust related to the securitization of $0.07 million for loan servicing and administrative fees as the master servicer. Also, consistent with terms agreed upon at the time the transaction was consummated, $0.01 million was paid to the Company by the trust to acquire additional eligible add-on loan assets during the third quarter of 2002. There were no additional securitizations of student loans in the third quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Condition

During the nine months ended September 30, 2002, the Company’s student loan portfolio, composed primarily of loans originated under the Federal Family Education Loan (“FFEL”) Program, increased by $0.4 billion (2%) to $18.6 billion from $18.2 billion at December 31, 2001. This growth was attributable to loan disbursements totaling $2,455 million and loan purchases of $909 million in the first three quarters of 2002, partially offset by $474 million in loan sales, $1,960 million in loan reductions (attributable to borrower principal payments and claims paid by guarantors), $490 million in loans conveyed in a noncash transfer to an available-for-sale inventory that was established in the first quarter of 2002, and other adjustments of $55 million. During the nine months ended September 30, 2001, the Company made loan disbursements of $1,905 million, loan purchases of $1,881 million, loan sales of $279 million, loan reductions of $1,426 million and other adjustments of $45 million.

         The Company's loan disbursements for the first nine months of 2002 and 2001 are shown in the table below:

(Dollars in millions)	2002	2001	Difference	% Change
FFEL Program Stafford and PLUS Loans	$1,834	$1,577	$257	16%
Federal Consolidation Loans	621	328	293	89%
Total	$2,455	$1,905	$550	29%

The increase in loan disbursements for the first nine months of 2002, compared to the same period last year, is primarily attributable to ongoing sales and electronic commerce initiatives. The Federal Consolidation Loan originations reflected in the above table do not include Consolidation Loans generated through third party marketing relationships. Loans generated through these relationships are reported as purchases since unconsolidated loan balances held by other lenders must be purchased at face value from the other lenders prior to loan consolidation and incur costs associated with their procurement.

As mentioned above, during the first quarter of 2002, the Company established an inventory of loans available for sale. At September 30, 2002, this inventory had a balance of $1,573 million, composed of $490 million of loans conveyed in a noncash transfer from the Company’s loan portfolio and $1,358 million of loans purchased in the first nine months of 2002, partially offset by a loan securitization of approximately $249 million, and loan reductions of $26 million. The balance of loans available for sale has continued to grow throughout the year in order to establish an adequate pool of loans available for future securitization.

From time to time, the Company makes student loan purchases. For the first nine months of 2002, the Company’s student loan purchases included $909 million purchased for its portfolio and $1,358 million purchased for its resale inventory. This is an increase of $386 million (21%) in loan purchases compared to the same period in 2001. The Company’s participation in the secondary market is dependent upon market conditions.

        The Company's loan purchases for the first nine months of 2002 and 2001 are shown in the table below:

(Dollars in millions)	2002	2001	Difference	% Change
FFEL Program Stafford and PLUS Loans	$ 174	$ 591	$(417)	(71%)
Federal Consolidation Loans	1,422	833	589	71%
CitiAssist Loans	671	457	214	47%
Total	$2,267	$1,881	$386	21%

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CNYS through an intercompany agreement. The Company purchases all qualified CitiAssist Loans following full disbursement. These loans are originated through an alternative loan program and do not carry federal government guarantees.

In the first quarter of 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells securities, backed by the student loan assets, to outside investors.

In the first quarter of 2002, the Company securitized approximately $249 million of Federal Consolidation Loans through the sale of the loans to a trust that was established for that purpose. The Company recognizes the securitization as a sale for financial statement purposes and the securitization qualifies as a financing for tax purposes. The Company sold the loans to the trust through a wholly owned, special purpose subsidiary formed to acquire the Company’s loans. A pre-tax gain of $3.1 million was recorded as a result of the securitization. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s wholly owned special purpose subsidiary and the fair value of the assets received from the trust. As a result of the securitization transaction, the Company recorded approximately $12.6 million in residual trust investments (composed of a note receivable of $8.5 million and residual trust equity of $4.1 million), which are included in other assets on the Company’s financial statements. The Company receives administrative and servicing fees on the securitized portfolio and investment income on the note receivable. A net of tax amount of approximately $0.3 million, which is related to the securitization investments, has been recorded as an increase to accumulated other changes in equity from nonowner sources in the stockholders’ equity component of the financial statements as of September 30, 2002.

At September 30, 2002, total student loan assets held by the trust were approximately $245.8 million. At that time, receivables due from the trust were $0.02 million and payables to the trust were $0.6 million. During the quarter ended September 30, 2002, the Company received cash flows from the trust related to the securitization of $0.07 million for loan servicing and administrative fees as the master servicer. Also, consistent with terms agreed upon at the time the transaction was consummated, $0.01 million was paid to the Company by the trust to acquire additional eligible add-on loan assets during the third quarter of 2002. There were no additional securitizations of student loans in the third quarter of 2002.

To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company’s borrowing rates (based on LIBOR) and the student loan lending rates (based primarily on the 91-day Treasury Bill). In compliance with the hedge accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, management expects the Company’s hedge program to be highly effective in offsetting changes in cash flows for the risk being hedged.

In 2002, the Company entered into a number of forward-starting interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. During first six months of 2002, the Company entered into swap contracts with notional amounts totaling $2.7 billion. They have been designated and are effective as cash flow hedges. The swap agreements have terms of between nine and fifteen months. The fair value of the swaps at September 30, 2002 was a $13.5 million liability and is reflected in other liabilities at September 30, 2002 with a corresponding amount, net of taxes, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. Substantially all of the balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings related to these swap agreements.

Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. The Company paid income taxes, net of refunds, of $71 million primarily to CNYS in the first nine months of 2002. The Company’s income taxes were overfunded at December 31, 2000 and throughout the first half of 2001, generating the receipt of a $12 million federal tax refund from CNYS in the first quarter of 2001.

The Company’s short- and long-term debt was borrowed primarily through an Omnibus Credit Agreement with CNYS (the "Omnibus Agreement"). In the first nine months of 2002, short-term debt increased by $0.1 billion to $15.4 billion. The increase was primarily attributable to a $2.2 billion reclassification of maturing long-term debt to short-term debt, partially offset by a $2.1 billion repayment of short-term borrowings. The $2.0 billion increase in long-term borrowings at September 30, 2002 was primarily due to the procurement of $4.2 billion of new long-term borrowings, partially offset by the reclassification of $2.2 billion of maturing long-term debt to short-term debt. The new borrowings were used primarily to fund new loan disbursements and purchases.

At September 30, 2002, the outstanding borrowings had a weighted average interest rate of 2.4%, which is based on LIBOR as defined by the Omnibus Agreement, at the time the borrowings were established or rates reset. At September 30, 2002, accrued interest on the Company’s borrowings was $112 million, compared to accrued interest of $345 million at December 31, 2001. The September 30, 2002 decrease in accrued interest, which is reflected in other liabilities on the financial statements, results from the structure of the interest payment terms on a substantial portion of the Company’s debt. These terms required that interest accumulate for periods of up to one year, starting in mid-2001 and ending July 2002, when interest in the amount of $492 million was due and paid. During the first nine months of 2002, the Company made $607 million in interest payments, compared to $664 million for the same period in 2001. The decrease is attributable to changes in both the interest rates paid on the borrowings and the timing of the interest payments.

The Company paid a quarterly dividend of $0.70 per common share on September 3, 2002. On October 17, 2002, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $0.70 per share to be paid December 2, 2002 to stockholders of record on November 15, 2002.

         Results of Operations

         Quarter Ended September 30, 2002

Net income was $40.6 million ($2.03 basic and diluted earnings per share) for the third quarter of 2002. This was an increase of $9.8 million (32%) compared to earnings for the same period last year. The increase in net income was primarily attributable to higher net interest income generated by portfolio growth and floor income earned on segments of the Company’s student loan assets.

The net interest margin for the third quarter of 2002 was 1.87%, up 18 basis points from the third quarter 2001 margin of 1.69%. The improvement in net interest margin was primarily attributable to third quarter 2002 floor income on segments of the Company’s student loan assets, compared to the same period of 2001, which generated little floor revenue. Borrower interest rates on FFEL Program loans reset on July 1, 2002 to historically low levels. This significantly reduced the floor income benefit and net interest margins earned during the third quarter of 2002, compared to that earned during the first two quarters of 2002.

Total operating expenses for the third quarter of 2002 increased $2.9 million (12%) from the same period last year, primarily reflecting the incremental costs incurred to service the larger loan portfolio. For the third quarter of 2002, the Company’s expense ratio, operating expenses as a percentage of average student loan assets, was 0.53%, the same as the third quarter 2001 expense ratio, as investments in sales and technology offset cost savings resulting from ongoing operational improvements.

In the third quarter of 2002, the provision for loan losses increased by $1.1 million, compared to the same period in 2001. This increase is attributable primarily to the growth in the repayment portfolio, including CitiAssist Loans, and is not indicative of any material changes in delinquency rates between the two periods.

The Company’s return on equity was 22.3% for the third quarter of 2002, compared to 19.9% for the same period of 2001.

          Nine Months Ended September 30, 2002

The Company earned net income of $132.4 million ($6.62 basic earnings per share) for the nine months ended September 30, 2002, an increase of $40.4 million (44%) from the first nine months of 2001. The increase was primarily attributable to the higher interest income generated by both loan portfolio growth and increased floor income.

Total operating expenses for the first nine months of 2002 were $79.1 million, $10.6 million (15%) higher than the same period last year. The increase reflects the incremental costs incurred to service the larger portfolio, technology infrastructure costs, and growth in the Company’s sales force. Operating expenses as a percentage of average student loans for the first nine months of 2002 was 0.55%, compared to 0.54% for the first nine months of 2001.

The Company’s return on equity was 25.4% for the first nine months of 2002, 4.7% higher than the 20.7% return for the same period of 2001. The improvement was primarily attributable to increased net interest income resulting from higher floor income. Borrower interest rates on FFEL Program loans reset on July 1, 2002 to historically low levels, significantly reducing the floor income benefit earned after that date.

The Company’s effective tax rate was approximately 40.6% for the first nine months of 2002, equivalent to the rate in effect for the first nine months of 2001.

          Special Allowance and Floor Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates. Those issued subsequent to July 23, 1992 generally have variable rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (“SAP”). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan’s origination date.

As indicated above, whenever the stated interest rates on qualifying FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a SAP, which increases the loan yield to lenders. In periods of declining interest rates, the stated fixed borrower rates, which are subject to various annual reset provisions, become, in effect, interest rate floors. Floor income is generally available in declining short-term interest rate environments when the Company’s cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the borrower interest reset date, which occurs annually for the majority of the Company’s loans. During the quarter ended September 30, 2002, the Company earned $18.2 million of floor income, compared to $1.0 million floor loss, incurred for the same period of 2001. The Company earned $57.7 million of floor income for the first nine months of 2002, compared to $20.4 million for the same period of 2001.

          Off-Balance Sheet Arrangements

In the first quarter of 2002, the Company entered into an off-balance sheet arrangement in which a $249 million portfolio of student loans was securitized, a process by which the loans were transferred to a special purpose entity (“SPE”), thereby converting the loans into cash before they would have been realized in the normal course of business. The SPE obtained the cash needed to pay the Company for the loan assets received by issuing securities to investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. The Company can use the cash proceeds from the loan sale to retire debt, fund new loan originations, purchase loans or for other business purposes.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio.

          Regulatory Impacts

Amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. As the funding costs have not been similarly reduced, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (“Direct Lending”), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately one-third, on a national basis, of all student loans originated under federally sponsored programs.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including e-commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

          Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may result in,” and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes and accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the effectiveness of the Company’s hedging policies; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates to generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the Company’s success in expanding its guarantor relationships and products; the means by which the Company’s assets are funded and its ability to utilize alternative sources of funding, including securitization; the favorable resolution of legal proceedings; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

Item 3. Quantitative and Qualitative Discussion About Market Risk

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management’s future responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by a 100 basis point change in the yield curve.

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of September 30, 2002, a 100 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pre-tax earnings of approximately $7.7 million for the next twelve months and approximately $149.3 million thereafter. A 100 basis point decrease in the interest yield curve as of September 30, 2002 would have a potential positive impact on the Company’s pretax earnings of approximately $52.9 million for the subsequent twelve-month period and approximately $149.3 million thereafter.

Earnings-at-Risk (effect on pre-tax earnings)	September 30, 2002	September 30, 2001
(Dollars in millions)	Next 12 Mos. Thereafter Total	Next 12 Mos. Thereafter Total
One hundred basis point increase	($7.7) ($149.3) ($157.0)	$26.3 ($103.4) ($77.1)
One hundred basis point decrease	$52.9 $149.3 $202.2	($10.2) $103.4 $93.2

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

Item 4.           Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

          Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

	Exhibit Number	Description
	99.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2002.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002

                The Student Loan Corporation

By /s/ Steven Gorey
          Steven Gorey
                                                Vice President and Principal Financial
                         and Accounting Officer

CERTIFICATIONS

I, Yiannis Zographakis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Student Loan Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:   /s/ Yiannis Zographakis,
        Principal Executive Officer

I, Steven Gorey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Student Loan Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:   /s/ Steven Gorey,
         Principal Executive Officer

Exhibit 99.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Student Loan Corporation (the “Company”) for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Yiannis Zographakis, as Chief Executive Officer of the Company, and Steven Gorey, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

             (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

             (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yiannis Zographakis
Yiannis Zographakis
Chief Executive Officer
November 14, 2002

/s/ Steven Gorey
Steven Gorey
Chief Financial Officer
November 14, 2002

This certification accompanies each Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.