Form 10-K
period 2002-12-31
STUDENT LOAN CORP
filed 2003-03-25
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of he Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 1-11616

THE STUDENT LOAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1427135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Washington Blvd., Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 975-6237
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock	New York Stock Exchange

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 2003 was approximately $376 million.  On that date, there were 20,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

          Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held May 15, 2003 are incorporated by reference into Part III of this Report.

Contents

1	Management’s Discussion and Analysis
14	Other Business and Industry Information
19	Independent Auditors’ Report
20	Financial Statements
23	Notes to Financial Statements
42	Securities and Exchange Commission Information
44	10-K Cross Reference Index
46	Certifications
48	Directors and Executive Officers
49	Stockholder Information
50	Financial Highlights
51	Exhibit Index

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The following discussion should be read in conjunction with the financial statements and accompanying notes.

Background

The Student Loan Corporation (the “Company”) originates, manages and services federally insured student loans through a trust agreement with Citibank (New York State) (“CNYS”), an indirect wholly owned subsidiary of Citigroup Inc. The Company is one of the nation’s largest originators and holders of student loans guaranteed under the Federal Family Education Loan (“FFEL”) Program, authorized by the U.S. Department of Education (the “Department”) under the Federal Higher Education Act of 1965, as amended, (“the Act”).  The Company also holds student loans that are not insured under the Act, primarily CitiAssist Loans, introduced in 1997.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992.  For more than 25 years prior to December 22, 1992, the Company operated as a division (the “Division”) of CNYS. On December 22, 1992, the assets of the Division were exchanged with CNYS for 20 million shares of the Company’s common stock and the Company’s agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS.  On December 23, 1992, CNYS sold four million shares of its holdings of the Company’s common stock in an initial public offering.  CNYS continues to own 80% of the Company’s outstanding common stock.

Critical Accounting Policies

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States of America.  Certain of the Company’s accounting policies are considered critical in that they require management’s judgment and the use of estimates in the portrayal of the Company’s financial condition.

Revenue recognition
Revenues, which include interest, fees and gains on loans securitized, are recognized as earned.  Interest income may include special allowance payments and other interest subsidies made by the federal government as prescribed under the  Act.  Premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios. Average life is determined based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process.  The average life of a student loan may be different from one portfolio to another based upon loan type, year of origination or purchase, or other factors.  Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance.  The average lives of these loans are reviewed periodically and compared to actual loan run off.  The Company makes periodic adjustments to average life based on these comparisons and analyses.

Hedging transactions
The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets.  In order to reduce this basis risk, the Company may enter into interest rate swap agreements on portions of its portfolio to receive payments based on LIBOR and make payments based on the asset yield, usually the 91-day Treasury Bill rate. The Company’s interest rate swap agreements are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded at fair value on the balance sheet. These derivatives, which have been designated and are effective as cash flow hedges, are recorded in other liabilities.  Changes in these derivatives’ fair value, net of taxes, are recorded in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.  Fair value was determined by discounting the cash flows using market interest rates through the contractual maturity dates. Hedge ineffectiveness, if any, is reported in interest expense as incurred.  However, since the derivatives are exactly matched with the underlying loan assets they hedge, the Company’s management expects no hedge ineffectiveness. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements.  For additional information on the valuation of the Company’s interest rate swaps and the impact of the swaps on the financial statements, see Notes 1 and 12 to the financial statements.

Student loan securitizations
The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”.  Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors.  Since the securitizations meet the SFAS No. 140 criteria for sale recognition, gains or losses on the sale of the student loans are recorded at the time of securitization. Gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of assets received, which are composed of cash proceeds and residual interests retained in the loans securitized.

Residual retained interests from the securitizations are accounted for as investments in available-for-sale debt securities and are included in other assets.  Initial and subsequent measurements of the fair value of the residual retained interests were performed using a discounted cash flow model.

As required by SFAS No. 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed.  The negative effect of the change in each assumption must be calculated independently, holding all other assumptions constant.  Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown below.

At December 31, 2002, the key assumptions used to value the retained interests were as follows:

Discount rate	6.5%
Constant prepayment rate	3.0%
Anticipated net credit losses	0.024%
Loan spread	1.47%
Weighted average life of expected prepayment loans	10 years

The sensitivity of the fair value of the retained interests to adverse changes in the key assumptions at December 31, 2002 was:

(Dollars in thousands)

Carrying value of retained interests	$21,745.8

Discount Rate	6.5%
+10%	$(793.4)
+20%	$(1,543.0)
Constant prepayment rate	3.0%
+10%	$(312.5)
+20%	$(666.9)
Anticipated net credit losses	0.024%
+10%	$(97.3)
+20%	$(194.7)
Loan spread	1.47%
-10%	$(337.5)
-20%	$(674.9)

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable. For additional information on the Company’s securitization activities, see Note 15 to the financial statements.

Allowance for loan losses
An allowance for loan losses has been established primarily to provide a reserve for estimated potential future losses arising from the risk-sharing provisions of the FFEL and CitiAssist Programs.  Amounts for estimated potential future losses are expensed currently; actual losses are charged off against the reserve as they are incurred.  Under the FFEL Program provisions, claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss, amounting to 2% of the principal and accrued interest claimed.  Most CitiAssist Loans are insured by private third party insurers and are, generally, subject to risk-sharing losses of 5%.  The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

The allowance for loan losses is established using a process that begins with estimates of probable losses inherent in the FFEL Program and CitiAssist Loan portfolios, based upon various statistical analyses.  These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.  The estimated losses (net of any third party risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency.  Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.  At December 31, 2002, an adverse change of 20% in each of the key indicators used to determine estimated losses would not have had a material impact on the Company’s financial condition or operating results.  See Note 2 to the financial statements for further information on the allowance for loan losses.

Future Application of Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements.  Variable Interest Entities (“VIEs”) are defined as entities: (1) that have their total equity investment at risk since it is not sufficient to finance their activities without additional subordinated financial support from other parties, or (2) that have equity investors that lack certain essential characteristics of a controlling interest, such as the ability to make significant decisions about the entity’s activities or the obligation to absorb the expected losses or receive the expected returns of the entity.  Certain entities, including transferors to qualifying special-purpose entities (“QSPEs”) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46.  Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, the financial statements of the Company’s QSPEs will not be consolidated with the financial statements of the Company.  Therefore, FIN 46 is not expected to have a material impact on the Company’s financial condition or results of operations.

Also, on January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all awards granted, modified, or settled after December 31, 2002.  The prospective method is one of the adoption methods provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, issued in December 2002.  The fair value recognition provisions of SFAS No. 123 require that compensation cost for all stock awards be calculated and recognized over the service period.  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, application of which generally results in no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date.   Starting in 2003, the Company will be recording an expense for stock option awards.  This cost is not expected to have a material impact on the Company’s financial condition or results of operations. See Note 9 to the financial statements for information on the affiliated party transactions related to the stock option program.  The Company, through its parent, Citigroup, has made changes to various stock-based compensation plan provisions for future awards.  Other changes also may be made that may impact the Company’s SFAS No. 123 costs.

Financial Condition and Results of Operations

Summary

The Company’s 2002 net income was $175.5 million ($8.77 basic earnings per common share), an increase of $40.1 million (30%) compared to 2001 net income of $135.4 million ($6.77 basic earnings per common share).  The increase in net income was primarily due to higher net interest income generated by portfolio growth and improved net interest margin attributable to lower funding costs.

At December 31, 2002, the Company’s student loan assets were composed of a $17.3 billion portfolio of FFEL Program loans held, a $1.8 billion portfolio of CitiAssist and other alternative loans held, and a $1.4 billion inventory of FFEL Program loans available for sale.  Total loan assets of $20.5 billion increased $2.3 billion (13%) from the December 31, 2001 balance of $18.2 billion.  The increase in the loan balance was due to new FFEL Program loan disbursements of $3.5 billion and loan purchases of $3.0 billion, partially offset by loan repayments of $3.1 billion, loan sales of $0.6 billion, and loan securitizations of $0.5 billion.

An analysis of loan disbursements is presented in the table below:

(Dollars in millions)	2002		2001		Difference	% Change

FFEL Program Stafford and Plus Loans	$2,274		$1,973		$301	15%
FFEL Program Federal Consolidation Loans	1,210		455		755	166%
CitiAssist Loans under commitments to purchase	874	(1)	618	(2)	256	41%

FFEL Program loans and CitiAssist Loans under commitments to purchase	$4,358		$3,046		$1,312	43%

(1)

These disbursements are composed of $373 million of loans originated and disbursed by CNYS in 2002 and purchased by the Company in 2002 (and included in the table of loan purchases below) and $501 million originated and disbursed by CNYS in 2002 and committed by the Company for purchase in 2003.

(2)

These disbursements are composed of $311 million of loans originated and disbursed by CNYS in 2001 and purchased by the Company in 2001 (and included in the table of loan purchases below) and $307 million originated and disbursed by CNYS in 2001 and purchased by the Company in 2002.

The FFEL Program Stafford and Plus Loan disbursements and CitiAssist Loan disbursements under commitments to purchase represent the Company’s loan activity sourced through primary school channels (see Marketing on page 15 for further information), as well as FFEL Program Federal Consolidation Loan disbursements in which the underlying loans are obtained through these channels. The increase in loan disbursements for 2002, compared to 2001, is primarily attributable to ongoing sales and electronic commerce initiatives and increased Federal Consolidation Loan volume resulting from the interest rate environment, which induced more borrowers to consolidate their loans to lock in the prevailing rates for a new contractual repayment term.  The Company’s total FFEL Program loan disbursements were $3,484 million in 2002 and $2,428 million in 2001.

The Federal Consolidation Loan originations reflected in the above table do not include the Consolidation Loans generated through third party marketing relationships.  Loans generated through third party marketing relationships are reported as purchases since unconsolidated loan balances held by other lenders must be purchased at face value from the other lenders prior to loan consolidation and incur third party procurement costs. The inventory of loans available for sale was established in the first quarter of 2002 and at December 31, 2002 was composed entirely of FFEL Program Consolidation Loans purchased through third party marketing relationships.

An analysis of loan purchases is presented in the table below:

(Dollars in millions)	2002	2001	Difference	% Change

FFEL Program Stafford and Plus Loans	$183	$814	$(631)	(78)%
FFEL Program Federal Consolidation Loans	2,073	1,159	914	79%
CitiAssist Loans	752	518	234	45%

Total loan purchases	$3,008	$2,491	$517	21%

The Company’s student loan purchases included $1,077 million of loans purchased for portfolio and $1,931 million purchased for its resale inventory.   Compared to loans purchased in 2001, the Company’s loan purchases in 2002 increased $517 million (21%), primarily as a result of increased Consolidation Loan volume.

Not reflected in the table above are CitiAssist Loans of $501 million, disbursed in 2002 by CNYS but not yet acquired by the Company.  These amounts are not included in the Company’s December 31, 2002 loan portfolio.  In order to comply with certain legal requirements, CitiAssist Loans are originated by CNYS through an intercompany agreement.  Following full disbursement, the Company purchases all qualified CitiAssist Loans at the current value at the time of purchase, including contractual fees.  Under the agreement, the Company expects to acquire substantially all of the $501 million CNYS-owned CitiAssist Loans during the first half of 2003.  Approximately $874 million of CitiAssist Loans were originated by CNYS in 2002, $256 million (41%) higher than in 2001.  Excluding the purchase premium, the Company’s CitiAssist Loan portfolio grew to a balance of $1,784 million at December 31, 2002, reflecting a $657 million increase from December 31, 2001.

Allowance for loan losses primarily represents estimated potential losses arising from the risk-sharing provisions of the FFEL and CitiAssist Programs.  Under the FFEL Program provisions, most FFEL Program loans submitted for default claim are subject to 2% risk-sharing losses.  Most CitiAssist Loans are insured by private third party insurers and are, generally, subject to risk-sharing losses of 5%.  The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.  At December 31, 2002 and 2001, the Company held $268.7 million and $162.2 million, respectively, of CitiAssist Loans that did not carry third party insurance.  Approximately two-thirds of these uninsured CitiAssist Loans carry risk-sharing agreements with creditworthy universities.  Allowance for loan losses increased to $5.5 million at December 31, 2002, $1.9 million higher than the $3.6 million balance at December 31, 2001. The increase in allowance for loan losses is primarily attributable to growth in the repayment portfolio, including CitiAssist Loans, and is not indicative of any material changes in delinquency rates between the two years.

The Company’s return on equity for 2002 was 24.7%, an increase of 2.3% from 22.4% in 2001.  The improvement was primarily attributable to increases in net interest income generated by portfolio growth and floor income.  See Special Allowance and Floor Income on page 6 for further discussion.

Net Interest Income

Net interest income (interest earned from student loans less interest expense on borrowings) for 2002 was $393.3 million, a $76.8 million (24%) increase, compared to 2001 net interest income of $316.5 million. The 2002 increase is a result of higher floor income and growth in the Company’s interest-earning assets.

Net interest margin for 2002 was 2.02%, an increase of 19 basis points from 1.83% in 2001.  The margin improvement in 2002 was attributable to increased floor income (see Special Allowance and Floor Income on page 6), resulting from the Company’s ability to take advantage of favorable funding opportunities.

The Act imposes a 0.5% origination fee on FFEL Program student loan disbursements and an annual fee of 1.05% on the portfolio balance of Federal Consolidation Loans held.  In addition, in 1998 the Act reduced the interest rate borrowers pay on Federal Stafford Loan disbursements by 0.8%, of which 0.3% is borne by lenders.  These amendments have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid.  Despite the reduction in funding costs and its expected effect on net income, pressure on margins will continue as more loans are originated with lower yields.  In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced interest margins.  Any such amendment could adversely affect the Company’s business and prospects.  The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including e-commerce, and continues to expand its guarantor relationships and market alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities:

Average Balance Sheet (Dollars in millions)	2002			2001			2000

	Balance	Income/ Expense	Rate	Balance	Income/ Expense	Rate	Balance	Income/ Expense	Rate

Average insured student loans held	$19,481	$974	5.00%	$17,297	$1,152	6.66%	$13,226	$1,093	8.26%
Average non-interest earning assets	362			386			374

Total average assets	$19,843			$17,683			$13,600

Average interest bearing liabilities	$18,727	$581	3.10%	$16,849	$835	4.96%	$12,890	$835	6.48%
Average non-interest bearing liabilities	402			230			166
Average equity	714			604			544

Total average liabilities and equity	$19,843			$17,683			$13,600

Net interest margin	$19,481	$393	2.02%	$17,297	$317	1.83%	$13,226	$258	1.95%

Average 91-day Treasury Bill rate at the final auction date before June 1st for Stafford reset			1.76%			3.69%			5.89%

Average 52-week Treasury Bill rate at the final auction date before June 1st for PLUS/SLS reset (1)			—			—			6.38%

Weekly average of the 1-year constant maturity Treasury yields for the calendar week ending on or before June 26th for PLUS/SLS reset (1)			2.13%			3.46%			—

(1)	During 2001, the 52-week Treasury Bill auction was discontinued. It has been replaced by the 1-year constant maturity Treasury yields for purposes of determining certain PLUS/SLS reset rates.

The following table shows the components of the annual changes in net interest income:

Rate/Volume Analysis
(Dollars in millions)	2002 Compared to 2001			2001 Compared to 2000

	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:

	Volume	Rate(a)	Net(b)	Volume	Rate(a)	Net(b)

Interest earning assets	$133.2	$(310.3)	$(177.1)	$296.4	$(238.5)	$57.9
Interest bearing liabilities	85.1	(339.0)	(253.9)	222.4	(222.7)	(0.3)

Net interest earnings	$48.1	$28.7	$76.8	$74.0	$(15.8)	$58.2

(a)	Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Special Allowance and Floor Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates.  Those issued subsequent to July 23, 1992 generally have variable rates.  Most FFEL Program loans also qualify for the federal government’s special allowance payment (“SAP”).  Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate (“Base Rate”) tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan’s origination date.

In periods of declining interest rates, the stated fixed borrower rates, which are subject to various annual reset provisions, become, in effect, interest rate floors.  Floor income is generally earned in declining short-term interest rate environments when the Company’s cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread.  Floor income may also be earned on certain Federal Consolidation Loans since the borrower interest rate for these loans is fixed for the life of the loan.  Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the borrower interest reset date, which occurs annually for the majority of the Company’s loans.  The Company earned $66.1 million of floor income in 2002, compared to $35.9 million in 2001, when short-term interest rates were higher.

Fee and Other Income

For 2002, the Company generated fee and other income of $18.2 million, a $7.7 million (72%) increase from 2001. This increase is attributable primarily to a $5.0 million growth in late fees.  This growth was generated by the larger portfolio in repayment and the inclusion of a full year of late fees, compared to 2001, when late fees were first introduced to a significant portion of the portfolio.

Operating Expenses

Operating expenses for 2002 were $108.9 million, or 0.56% of average student loans.  For 2001, operating expenses were $91.8 million or 0.53% of average student loans. The $17.1 million (19%) increase in operating expenses is primarily attributable to the incremental costs incurred to service the larger portfolio, investments in systems infrastructure and growth in the Company’s sales organization.  The three basis point increase in the expense ratio was primarily attributable to increased investments in sales and technology.

Income Taxes

The Company’s effective tax rates were 40.64% for 2002, 40.63% for 2001 and 41.55% for 2000.

The Company’s 2002 income tax provision of $120.1 million was $27.5 million (30%) higher than the 2001 income tax provision of $92.6 million.  The increase was primarily attributable to a 30% increase in income before income taxes, as compared to the prior year.

The Company had net deferred income tax liabilities of $105.9 million at December 31, 2002, $12.0 million higher than the balance of $93.9 million at December 31, 2001.  The deferred income tax liabilities resulted primarily from temporary differences related to deferred loan origination and procurement costs.  Procurement costs have increased over the past few years due to the larger volumes of loans purchased in these years.  See Notes 1 and 11 to the financial statements for further discussion.

2001 Compared to 2000

The Company’s 2001 net income was $135.4 million ($6.77 basic earnings per common share), up $30.5 million (29%) from 2000 net income of $104.9 million ($5.24 basic earnings per common share). The increase in net income was primarily attributable to higher net interest income, generated by both loan portfolio growth and floor income.

At December 31, 2001, the Company’s student loan portfolio reached $18.2 billion, an increase of $2.5 billion (16%) from December 31, 2000.  The increase in loans outstanding was primarily due to new FFEL Program loan disbursements of $2.4 billion and portfolio purchases of $2.5 billion during 2001, primarily offset by loan repayments.  The December 31, 2001 student loan balance was composed of $17.0 billion of FFEL Program loans and $1.2 billion of CitiAssist and other alternative loans.

An analysis of loan disbursements is presented in the table below:

(Dollars in millions)	2001		2000		Difference	% Change

FFEL Program Stafford and Plus Loans	$1,973		$1,857		$116	6%
FFEL Program Federal Consolidation Loans	455		351		104	30%
CitiAssist Loans under commitments to purchase	618	(1)	439	(2)	179	41%

FFEL Program loans and CitiAssist Loans under commitments to purchase	$3,046		$2,647		$399	15%

(1)						These disbursements are composed of $311 million of loans originated and disbursed by CNYS in 2001 and purchased by the Company in 2001 (and included in the table of loan purchases below) and $307 million originated and disbursed by CNYS in 2001 and committed by the Company for purchase in 2002.

(2)						These disbursements are composed of $235 million of loans originated and disbursed by CNYS in 2000 and purchased by the Company in 2000 (and included in the table of loan purchases below) and $204 million originated and disbursed by CNYS in 2000 and committed by the Company for purchase in 2001.

The Company’s total FFEL Program loan disbursements were $2,428 million in 2001 and $2,208 million in 2000.

The Company’s loan purchases for 2001 and 2000 are shown in the table below:

(Dollars in millions )	2001	2000	Difference	% Change

FFEL Program Stafford and Plus Loans	$814	$2,058	$(1,244)	(60)%
FFEL Program Federal Consolidation Loans	1,159	1,885	(726)	(39)%
CitiAssist Loans	518	375	143	38%

Total loan purchases	$2,491	$4,318	$(1,827)	(42)%

Allowance for loan losses at December 31, 2001 was $3.6 million, $0.7 million higher than the balance at the end of 2000. The increase in allowance for loan losses is primarily attributable to growth in the portion of the student loan portfolio that is in repayment and at least 90 days delinquent.

Net interest income was $316.5 million for 2001, compared with 2000 net interest income of $258.3 million.  The $58.2 million (23%) increase primarily resulted from increased floor income and higher interest revenue attributable to the growth in average loans outstanding.  Net interest margin for 2001 decreased to 1.83% from 1.95% in 2000.  The 12 basis points decline was attributable to legislated interest rate reductions as well as the Company’s decision to diversify loan sourcing to include loans obtained through non-school distribution channels, specifically the secondary market and third party loan consolidation channels.  Loans acquired through these channels generally have lower yields than loans sourced through primary school channels.  The impact of the lower yields was partially offset by increased floor income.

Operating expenses were $91.8 million (or 0.53% of average student loans) for 2001, compared to $79.6 million (or 0.60% of average student loans) for 2000.  The $12.2 million (15%) increase in 2001 operating expenses was due primarily to increases in sales and technology investments and higher external servicing costs incurred to maintain the larger loan portfolio.  The seven basis points improvement in the expense ratio was primarily driven by leveraging the Company’s infrastructure to support asset growth, partially offset by increased investments in sales and technology.

Off-Balance Sheet Transactions

Securitization is a process by which the loans are transferred to a special purpose entity (“SPE”), thereby converting the loans into cash before they would have been realized in the normal course of business.  The SPE obtains the cash to pay for the loan assets received by issuing securities to investors in the form of debt instruments (asset-backed securities).  Investors have recourse to the assets in the SPE and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements.

During 2002, the Company entered into off-balance sheet arrangements in which $449 million of Federal Consolidation Loans were securitized.  These loans were removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. The loans were sold at par value to the trust through a wholly owned SPE formed to acquire the Company’s loans. In turn, the trust sold debt securities, backed by the student loan assets, to outside investors (“the Noteholders”).

The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140.  Since the securitizations meet the SFAS No. 140 criteria for sale recognition, gain or loss on the sale of the student loans is recorded at the time of securitization.  During 2002, the Company recorded a pre-tax gain of $4.1 million on the sale of the securitized assets. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s wholly owned special purpose subsidiary and the fair value of the assets received, composed of cash proceeds and assets retained in the trust. The Company may use the cash proceeds from securitization to retire debt, fund new loan originations, purchase loans or for other business purposes.  The Company relies on securitizations to provide funding for these activities. Proceeds of $449 million were realized in 2002 related to student loan securitizations.

The documents establishing the trust generally require the Company to maintain an ownership interest in the trust.  At December 31, 2002, the Company maintained a residual ownership interest in the assets securitized of approximately $21.7 million.  These interests are composed of a note receivable of $8.6 million and other retained interests of $13.1 million and are included in other assets in the Company’s financial statements.  The Company regularly reviews these retained interests for impairment and accounts for them as investments in available-for-sale debt securities. In the event that net cash flows derived from the securitized student loan assets are insufficient to meet the payments of interest to trust investors and make the other fee and transaction payments of the trust, the Company’s retained interest is reduced or forfeited. The Company’s loss is limited to its retained interest in the securitized assets.

The Company retained the servicing relationship on the portfolios securitized in 2002 and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

The $449 million proceeds from the 2002 securitizations were used to retire debt.  During 2002, cash flows of $0.2 million were received by the Company from the trust for loan servicing and administrative fees.  Also, consistent with terms agreed upon at the time the transactions were consummated, $1.8 million was paid to the Company by the trust to acquire additional eligible add-on loan assets during 2002.  Add-on loan assets are other outstanding loans, eligible for consolidation under the Act, that a borrower requests to have added on to his or her Consolidation Loan within a prescribed period after consolidation.  At December 31, 2002, total student loan assets held by the trust were approximately $442 million.  At that time, both receivables due from the trust and payables due to the trust were approximately $0.1 million.  During 2002, the trust paid $3.8 million in note interest to third party Noteholders.  As of December 31, 2002, the Company had unpaid accrued interest of $0.2 million on its note receivable since, consistent with the terms of the securitization, no cash flows were required to be paid to the Company in 2002 for interest.

For additional information on the Company’s securitization activities, see Notes 1 and 15 to the financial statements.

Related Party Transactions

CNYS owns 80% of the Company’s outstanding common stock.  CNYS and other affiliates of Citigroup have entered into a number of significant transactions with the Company through intercompany agreements.  The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The Company’s loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CNYS.  The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup.  The Company incurred charges of $32.4 million, $32.3 million and $28.0 million pursuant to these agreements in 2002, 2001 and 2000, respectively.

In addition, the Company holds a portfolio of alternative loans, primarily CitiAssist Loans, which are purchased from CNYS after final disbursement.  Although the CitiAssist Loans are originated by CNYS, the Company provides the  servicing on these loans.   Expenses incurred by the Company to underwrite, disburse and service these loans for CNYS are reflected in a service fee, which the Company charges to CNYS based on the provisions of an intercompany agreement.  Amounts paid to the Company by CNYS pursuant to the servicing agreement amounted to $8.0 million, $5.6 million and $4.0 million in 2002, 2001 and 2000, respectively. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the current value at the time of purchase, including contractual fees.   Loan premiums paid on the purchased loans are amortized as yield adjustments over the average life of a CitiAssist Loan.  As of December 31, 2002 and 2001, the Company’s CitiAssist Loan portfolio was $1,784.0 million and $1,127.1 million, respectively, exclusive of unamortized premiums.

The Company shares with CNYS 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.  The corresponding liability is recorded as a payable to principal stockholder on the Company’s financial statements.  The Company is also included in the consolidated federal income tax return of Citigroup and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries.

The Company’s borrowings of $19.8 billion and $17.6 billion at December 31, 2002 and 2001, respectively, were made under the terms of an Omnibus Credit Agreement with CNYS, which currently provides for $25 billion in total credit.  Interest expense of $579.2 million, $835.1 million and $835.5 million was incurred under the terms of the agreement in 2002, 2001 and 2000, respectively.  See Notes 4 and 5 to the financial statements for further information on the Company’s borrowings.

Also, the Company’s interest rate swap program is administered by an affiliate of Citigroup.  The affiliated party receives a fee of 0.005% of the notional amount of the swaps, primarily for the use of credit lines and counterparty risk management systems.   Also, in 2002 interest expense of approximately $2.0 million was incurred pursuant to interest rate swap agreements with an affiliate of Citigroup.

The Company, through its participation in Citigroup’s employee benefit plans, participates in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees.  For the years ending December 31, 2002, 2001 and 2000, participation in these plans had no material impact on the Company’s financial condition or results of operations.

Certain services, including facilities procurement, employee benefits, data processing, telecommunications, payroll processing and administration, and others, are provided to the Company under agreements with CNYS and other Citigroup affiliates.  The Company also receives servicing and administrative fees for work performed on portfolios owned by affiliates in accordance with terms of intercompany agreements.  Such service fees recorded by the Company for services received and earned by the Company for services provided are recorded based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage.  Management believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties.  The Company was charged $15.5 million, $13.8 million and $12.6 million for services received pursuant to intercompany agreements in 2002, 2001 and 2000, respectively, and recorded revenue of $8.0 million, $5.6 million and $4.0 million in 2002, 2001 and 2000, respectively, for services provided to affiliates.  See Note 9 to the financial statements for further information.

Regulatory Impacts

See discussion of the regulations to which the Company’s student loan portfolios are subject and their impact on the Company at Notes 1, 2 and 16 to the financial statements.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of future legislative changes, including those affecting the interest rates borrowers pay on certain loans and the magnitude of certain loan subsidies; the effects of changes in accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the actual level of the Company’s capital expenditures; the success of the Company’s hedging policies; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates to generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the Company’s success in expanding its guarantor relationships and products; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the Company’s ability to derive incremental economic benefits from greater economies of scale as its portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

Risk Management

Risk management is an important business objective of the Company. The Company actively manages market, credit and operating risks.

Market risk encompasses both liquidity risk and price risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor or investor when due. Price risk is the risk to earnings that arises from changes in interest rates. Market risk is managed through the Company’s Asset/Liability Management Committee (“ALCO”).  ALCO reviews the current and prospective funding requirements and makes recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company manages credit risk by maintaining risk-sharing agreements with servicers performing certain underwriting and collection operations and by ensuring that the Company’s interest rate swap agreements, if any, are entered into only with those counterparties having investment-grade external credit ratings.  Also, for each of its loan products, the Company prepares annual credit product programs that are approved by senior management and include detailed risk analysis by loan type.  In addition, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, guarantors and third party insurers to monitor portfolio quality and processing compliance.  The Company is also subject to annual Department-mandated independent compliance reviews of its FFEL Program student loan portfolio.  Credit risk is minimized by the federal guarantees maintained on its FFEL Program student loan portfolio and by the credit loss insurance carried on a significant portion of its alternative loan portfolio.  The alternative loan credit loss insurance is purchased from investment-grade insurance companies.  Counterparty risk from these third party insurers is actively managed by the Company.

Operating risks are those risks arising from servicing defects that could potentially result in losses to the guaranteed student loan portfolio.  FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  The Company manages operating and credit risks by conducting compliance and process reviews of the Company’s loan servicers and through contractual remedies for losses incurred due to servicing errors.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of its loan portfolio by one servicer, an affiliate.  The Company believes that its policies, procedures, servicer reviews and contractual remedies mitigate this risk.  Furthermore, the Company currently maintains servicing agreements on portions of its portfolio with several other servicers, each capable of providing servicing to additional portions of the portfolio, if needed.

The Company’s FFEL Program guaranteed loan portfolio is subject to regulatory risk in the form of reduced interest subsidies and increased origination costs, in addition to risk to the existence of the program itself.  Historically,  legislation and the reauthorization process have reduced the net interest margin earned by lenders.

Market Risk

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates.  The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets.  In order to reduce this basis risk, the Company may enter into interest rate swaps on a portion of its portfolio to receive payments based on LIBOR and make payments based on the asset yield, usually the 91-day Treasury Bill rate. The Company’s hedge program is effective in offsetting changes in cash flows for the risk being hedged and is in compliance with the hedge accounting requirements of SFAS No. 133, as amended.

During 2002, the Company entered into a number of interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate.  These derivatives, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.2 billion. The contractual terms of these agreements are for periods ranging from six to twenty-four months. The fair value of the swaps at December 31, 2002 was a $11.8 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $4.8 million, reflected in accumulated other changes in equity from nonowner sources, a component of stockholders’ equity.

Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense. Substantially all of the balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months.  For 2002, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings related to these swap agreements.   Hedge ineffectiveness, if any, is reported in interest expense as incurred.  During 2001, the Company had no interest rate swap agreements and managed interest rate risk directly through its funding agreements.

Market risk is measured using various tools, including Earnings-at-Risk.  The Earnings-at-Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods.  The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified upward and downward shift in the interest rate yield curve.  The Earnings-at-Risk calculation, a static and passive measurement that excludes management’s responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio.  Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by a 100 basis point change in the yield curve.

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of December 31, 2002, a 100 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pre-tax earnings of approximately $38.8 million for the next twelve months and approximately $174.7 million thereafter.  A 100 basis point decrease in the interest yield curve as of December 31, 2002 would have a potential positive impact on the Company’s pretax earnings of approximately $43.5 million for the next twelve months and approximately $174.7 million thereafter.  The increase in the 2002 year-end Earnings-at-Risk calculations, compared to the previous year-end, was due to the interest rate environment at December 31, 2002 and its impact on floor income.

Earnings-At-Risk (on pre-tax earnings)

	DECEMBER 31, 2002			DECEMBER 31, 2001

(Dollars in millions)	NEXT 12 MOS.	THEREAFTER	TOTAL	NEXT 12 MOS.	THEREAFTER	TOTAL

One hundred basis point increase	$(38.8)	$(174.7)	$(213.5)	$13.6	$(104.8)	$(91.2)
One hundred basis point decrease	$43.5	$174.7	$218.2	$(13.6)	$104.8	$91.2

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e. the Treasury Bill to LIBOR rate spreads).  The Company, through its ALCO, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

Liquidity and Capital Resources

The Company’s primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and operating expenses.  The Company’s cash expenditures for software developed for internal use was $10.5 million, $7.5 million and $6.3 million in 2002, 2001 and 2000, respectively.  In those periods, the Company had no material capital expenditures, other than software developed for internal use.  The Company expects the level of capital expenditures for the next several years to be generally consistent with 2002 levels.

The Company’s cash used for investing activities, primarily consisting of disbursements and purchases of loans, amounted to $2,398.3 million in 2002, $2,531.9 million in 2001, and $4,955.8 million in 2000.  Investing activities were financed in 2002, 2001 and 2000 primarily through the utilization of available short- and long-term credit lines.  New borrowings, net of repayments, for 2002, 2001 and 2000 increased $2,206.1 million, $2,194.0 million and $4,855.7 million, respectively, compared to borrowings outstanding a year ago from those dates.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities.  The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowing.

The Company’s primary contractual cash obligations are indicated in the chart below:

(Dollars in thousands)	Total	Due in less Than 1 year	Due in 1-3 Years	Due in 3-5 Years	Due in More Than 5 Years

Long-term debt	$6,350,000	$2,350,000	$4,000,000	$—	$—
Operating lease commitments	6,165	1,693	3,046	1,426	—
Payable to principal stockholder	6,247	1,212	2,136	1,861	1,038
Loan forward purchase obligations	522,645	522,645	—	—	—
Loan commitments	767,071	767,067	4	—	—
Forward funding commitments	17,780,000	15,750,000	2,030,000	—	—

Total contractual cash obligations	$25,432,128	$19,392,617	$6,035,186	$3,287	$1,038

The Company carefully weighs interest rate risk in choosing between funding alternatives.  It currently meets its funding requirements primarily through credit facilities provided by CNYS.

In October 2002, the existing credit agreement with CNYS was amended to increase the maximum aggregate credit limit available for combined short- and long-term borrowings from $20.0 billion to $25.0 billion.  Maturity dates and terms for all existing outstanding borrowings were unchanged.  At December 31, 2002, $5.2 billion of the credit facility was available for additional short- and long-term borrowings.  The current credit agreement expires on December 31, 2004. Since its inception, the term of the Company’s assets has exceeded the term of the credit facilities with CNYS.  To date, the Company has successfully extended the terms of these facilities and/or increased its borrowing limits when needed.  In addition, the Company has successfully developed alternative sources of financing, such as securitization.

At December 31, 2002, the Company was a party to several forward funding agreements with CNYS to procure short- and long-term funding in amounts of $15.8 billion and $2.0 billion, respectively, at specified times in the future.  From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into agreements to procure future funding at current rates.  Since the Company’s funding arrangements are term fundings with fixed maturity dates, these forward funding agreements generally extend the due dates on existing borrowings that otherwise would mature on the start date of the forward contracts.  Interest rates are at the implied current forward rates at the time the contracts were entered into and range between 1.4% and 2.6%.  The forward funding agreements commenced between January 2, 2003 and January 16, 2003 and are contracted to mature between April 1, 2003 and January 4, 2005.

In 2002, as noted above, the Company began a securitization program, which also provides an alternative source of funding.  During 2002, the Company securitized approximately $449 million of FFEL Program Consolidation Loans.  The Company used the proceeds from the securitizations to reduce its outstanding borrowings and intends to use the proceeds from any future securitizations for additional debt reduction.  See Note 15 to the financial statements and Off-Balance Sheet Transactions on page 8 for additional information about the Company’s securitization activity.

Management currently considers liquidity and capital to be sufficient to meet the Company’s anticipated requirements for the next twelve months.

Other Business and Industry Information

Student Loans

The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (“PLUS”) and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who pass certain need criteria.  Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit.  Federal PLUS Loans are made to parents of students who are dependents.  The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single aggregate insured loan.  Consolidation Loans may include government-guaranteed loans formerly held by other lenders.  Prior to consolidation, any loan balances that are not currently owned by the Company are purchased at face value from other lenders.  A Consolidation Loan is allowed an extended repayment term of up to 30 years, depending on the loan balance.  In addition, the Company’s portfolio includes Federal Supplemental Loans for Students (“SLS Loans”).  SLS Loans were originated prior to July 1994, when new loan disbursements through this program were discontinued.  Federal SLS Loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students.  In 1994, the SLS Program was replaced with an expanded unsubsidized Federal Stafford Loan program. The Company also owns a portfolio of Health Education Assistance Loans (“HEAL” Loans), composed of guaranteed student loans for borrowers in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services.  Although no new loans are being originated under this program, the Company has pursued acquisition of HEAL Loans from other holders.

The Department administers the FFEL Program under Title IV of the Act.  In order to comply with the provisions of the Act, all of the Company’s FFEL Program loans are held, and all new FFEL Program loans are originated, by the Company through a trust established solely for the benefit of the Company.  An institution, such as the Company, that does not fall within the Act’s definition of “eligible lender” may hold and originate FFEL Program loans only through a trust or similar arrangement with an eligible lender.  The Company’s trust agreement is with CNYS, a New York State bank, which qualifies as an eligible lender under the provisions of the Act.

The Company’s portfolio also contains loans originated through alternative loan programs, primarily CitiAssist.  Alternative loan programs are available for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs.  Alternative loans are offered based on the borrower’s or co-signer’s creditworthiness, in addition to financial need as established by the educational institution.  Most are insured by private insurers.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans, Federal Consolidation Loans and HEAL Loans.  Most Federal Consolidation Loans are made through third party marketing channels.  Loans acquired through these channels generally have lower yields than student loans sourced through school lender lists and other primary channels.

Origination of FFEL Program Loans

The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 15), repeat borrowers, Internet leads and college fair participants.

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

For Stafford loans, the student and school complete a Master Promissory Note and send it either to the Company or directly to the guaranty agency (“guarantor”).  For PLUS Loans, the school, parent and student complete a combined application/promissory note.  Both the guarantor and the Company must approve the loan request.   Upon guarantor approval, the guarantor sends a notice of guarantee to the Company.  After receiving the notice of guarantee, the Company makes disbursements of the loan directly to the school and sends a disclosure statement to the borrower confirming the terms of the loan.

In 2001, the Company began originating loans under “blanket guarantee” agreements with certain guarantors, under which the Company is eligible to retain guarantees on certain loan originations without having to obtain loan approval on each individual loan.

Seasonality

Origination of student loans is generally subject to seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through February account for approximately 75% of the Company’s total annual disbursements. While applications and disbursements are seasonal, the Company’s earnings are generally not tied to this cycle.  Due to the Company’s portfolio size, new disbursements or run-off for any given month will not materially change the net interest earnings of the portfolio.

Marketing

Unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans it directly originates through school channels.  Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators (“FAAs”).  The Company attributes its growth primarily to its emphasis on: 1) providing service to FAAs, 2) offering competitive and innovative products that meet the needs of schools and students, 3) expanding marketing channels through electronic commerce and 4) employing a focused marketing and sales team.  In addition, the Federal Consolidation Loan volumes increased in 2002, compared to 2001, as a result of the interest rate environment, which induced more borrowers to consolidate their loans to lock in the prevailing rates for a new contractual repayment term.

Management believes that FAAs are one of the most important influences on lender selection. An FAA, in order to streamline the financial aid process and promote competition, may develop a list of preferred lenders which students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAAs by offering a variety of products and services that help FAAs aid students in financing their education. The Company’s account managers service the financial aid community and assist FAAs by resolving problems and issues, providing updates on the Company’s programs and supplying information for students.

The Company has made advancements in and expects to continue to develop its electronic commerce initiatives. The Company’s main website, http://www.studentloan.com, as well as its other proprietary websites, http://www.citiassist.com and http://www.faaonline.com, provide useful information and online functionality for both students and FAAs. In 2002, the Company introduced a new website, http://www.prestamosestudiantiles.com, which provides information in Spanish on college planning, education loans and the financial aid process.  The http://www.studentloan.com and http://www.citiassist.com websites have been redesigned with enhanced features, making them even easier to use and enhancing their functionalities.  Development of online application and approval capabilities has contributed to the growth of the private loan CitiAssist product.

Enhancements were made to the online servicing platform http://www.studentloan.com, providing borrowers with the ability to self-service their accounts, view statements and choose repayment options online.  In 2002, the Company introduced electronic signature to http://www.studentloan.com’s Stafford, PLUS and CitiAssist online application systems, enabling a convenient, completely paperless application process.  Also in 2002, the Company added the ability for borrowers to make payments online.

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

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories.  Approximately one-half of the Company’s loan portfolio is composed of loans made to or on behalf of students from New York and California.

Competition

The student loan industry is highly competitive and the Company competes with thousands of eligible lenders. The Company is one of the nation’s largest originators of FFEL Program loans and has been increasing its market share.  As a large participant in the student loan industry, the Company has been able to leverage economies of scale to partially mitigate regulatory changes.  The Company competes by offering a full array of FFEL Program and private loan products.  In addition, unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans that it directly originates through school channels.

The Company is the nation’s second largest holder of FFEL Program loans.  Sallie Mae, the largest holder, has a portfolio that is several times larger than the Company’s.   When Sallie Mae began originating loans on its own behalf, it became a direct competitor of the Company.  The Company also competes directly with Sallie Mae and other secondary markets in making loan purchases.

The Federal Direct Student Lending (“FDSL”) Program, which also provides loans to students and parents, has, by its existence, reduced the origination volume available for FFEL Program loans.  Currently, the FDSL Program accounts for between 20 - 30% of total federal student loan program originations (exclusive of the Perkins Loan Program).  In November 2000, the Company, together with a number of other FFEL Program participants, filed a legal action against the Secretary of Education in the United States District Court for the District of Columbia seeking a declaratory judgment that certain actions of the Department are in violation of the Higher Education Act and the Administrative Procedures Act and enjoining the Department’s preferential treatment of the FDSL Program over private FFEL Program lenders. The action remains pending.

FFEL Program Guaranty Agencies and Third Party Insurers

The Company is insured on its portfolio of FFEL Program loans as to principal and interest in the case of a borrower’s default, death, disability, bankruptcy, closed school or unpaid school refund. The coverage is provided by certain state or non-profit guaranty agencies (“guarantors”), which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

If a guarantor’s administrative or financial condition falls below specified levels or the Secretary of Education determines that the guarantor is in danger of financial collapse, the Secretary of Education is authorized to undertake specified actions to assure the continuance of claim payments, including the transfer of guarantees to another guarantor or paying claims directly to lenders.  To date, all claims filed by the Company that had been approved for payment by guarantors have been paid.

The Company purchases “life of loan” insurance on the majority of its holdings of alternative student loans, providing loss protection in the case of borrower default, death or bankruptcy.  Insurance coverage is currently provided by Globe Indemnity  Company (“GIC”), a subsidiary of Royal & Sun Alliance, and other private third party insurers, which are large investment-grade insurers and reinsurers.  Transition to a new AAA-rated insurer is expected to occur by mid-2003.  This will diversify private insurer risk for alternative loans held in portfolio.  To date, substantially all of alternative loan claims have been paid.

FFEL Program Collections and Claims

Certain requirements have to be met in order to maintain the government guarantee coverage on FFEL Program loans, as described above.  These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company’s collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after delinquency occurs and continues prescribed collection efforts through mailings, telephone contact and skip tracing, as needed.

At prescribed times, the Company requests collection assistance from the relevant guarantor before submitting a claim.  These requests serve to notify the guarantor of seriously delinquent accounts before claim and permit the guarantor to make additional attempts to collect on the loan.  If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collection department or servicer resumes working the account for payment and/or institutes a process to reinstate the guarantee.

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

Rejected claims may be “cured”, involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender locates the borrower in a case involving a timely claim filing violation or by obtaining a payment or a new signed repayment agreement from the borrower in the case of certain collection due diligence violations. In 2002, the Company was able to cure approximately 79% of all rejected FFEL Program claims.  For rejected claims, the Company allows a full four months for the collections department or servicers to work the accounts in attempts to effect cures before the loans are written off as operating losses.  Operating losses were immaterial in 2002, 2001 and 2000.  Interest penalties may be assessed by guarantors for certain violations of the due diligence requirements even though the remainder of a claim may be paid.  Examples of errors that cause interest penalties include isolated missed collection calls or failures to send collection letters as required.

The rate of FFEL Program student loan defaults tends to be higher than default rates for other consumer loans, especially among students at proprietary schools.  In an effort to reduce the default rates, revised school eligibility requirements, which include default rate limits, have been implemented by the Department.  In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria.  Accordingly, the Company has procedures designed to assure that it provides FFEL Program loans only to students attending institutions that meet the Act’s default limits.

The Company’s CitiAssist Loans, which incorporate credit screening and may require a co-signer, have significantly lower default rates than government-guaranteed loans.

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guarantor regulations and reporting requirements.  Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize a loan guarantee or lender eligibility.  An affiliate of the Company that services most of the Company’s student loan portfolio also performs regular ongoing compliance reviews at its facility.

In addition, the Company has a formal quality assurance program that monitors and measures performance and customer satisfaction levels.  Also, the Company’s Operations Audit staff monitors quality assurance throughout the business. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence and disbursement processes, including work performed to ensure adherence to regulatory requirements. Also, individual departments perform self-reviews on a risk-based frequency. These reviews are done to ensure compliance with the federal, guarantor and corporate policies/procedures, as well as to identify areas needing process or control improvements.

Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties if lenders violate program regulations.  The Department conducts frequent on-site audits of the Company’s student loan servicing activities.  Guarantors conduct similar audits on a biennial basis.  During 2002, the Company was audited by four guarantors and a third party insurer.  In addition, an independent compliance review, as required by the Department, was conducted of the Company’s FFEL Program student loan portfolio.  None of the audits conducted during 2002 disclosed any material audit exceptions.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence.  Both the Department and the guarantors have established stringent servicing requirements that the lender must meet and have developed audit criteria that the lender must pass in order to receive guarantee benefits.

Also, as an operating subsidiary of a New York State bank, the Company is subject, in general, to examination and supervision by the New York State Banking Department and the Federal Deposit Insurance Corporation.  The Company is subject to the New York Banking Law and the Federal Deposit Insurance Act, which restrict certain affiliate transactions and limit the permissible investment and business activities in which an operating subsidiary of a bank may engage.

Employees

At December 31, 2002, the Company had 397 employees, none of whom was covered by a collective bargaining agreement.

Properties

The Company maintains its headquarters in Stamford, CT.  The Stamford facility, as well as another facility located in Pittsford, NY, primarily for the accounting, school servicing and technology employees, are maintained under the provisions of affiliate agreements.  The Pittsford, NY agreement has a seven-year lease term, expiring in February 2007.  There is no contractual lease expiration date for the Stamford, CT agreement.

Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

In February 2000, three stockholders’ derivative complaints, captioned Alan Kahn v. Citigroup Inc., Kenneth Steiner v. Citigroup Inc., and Katherine F. Petty v. Citigroup Inc., were filed in the Delaware Court of Chancery against the Company and its directors (as well as Citigroup and certain subsidiaries). The complaints alleged, among other things, that defendants breached their fiduciary duties by engaging in a series of self-dealing transactions that are unfair to the Company and a waste of corporate assets. Plaintiffs asserted that Citigroup would continue to self-deal to benefit itself and further depress the price of the Company’s outstanding public stock so that it could acquire the stock at a depressed price in the future.

In April 2000, the Delaware Court of Chancery consolidated the three complaints for all purposes under the caption In re The Student Loan Corp. Derivative Litigation and designated the Alan Kahn v. Citigroup Inc. complaint as the operative pleading. On November 25, 2002, the action was dismissed without prejudice. Pursuant to the Stipulation and Order of Dismissal, no compensation in any form has passed directly or indirectly from the Company to the plaintiffs or plaintiffs’ attorneys and no promise to give any such compensation has been made.

In the ordinary course of business, the Company is also involved in various legal proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
The Student Loan Corporation:

We have audited the accompanying balance sheet of The Student Loan Corporation as of December 31, 2002 and 2001 and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

New York, New York
January 22, 2003

Financial Statements
The Student Loan Corporation
STATEMENT OF INCOME

	Years ended December 31

(Dollars in thousands, except per share amounts)	2002	2001	2000

Revenue
Interest income (note 2)	$974,590	$1,151,632	$1,093,728
Interest expense (notes 4, 5 and 9)	581,242	835,115	835,465

Net interest income	393,348	316,517	258,263
Less provision for loan losses (note 2)	(11,214)	(7,324)	(5,587)

Net interest income after provision for loan losses	382,134	309,193	252,676
Gain on student loan securitizations (note 15)	4,118	—	—
Fee and other income (note 7)	18,249	10,599	6,365

Total revenue, net	404,501	319,792	259,041

Operating Expenses
Salaries and employee benefits (notes 9 and 10)	26,803	21,474	18,154
Other expenses (notes 8 and 9)	82,076	70,330	61,446

Total operating expenses	108,879	91,804	79,600

Income before income taxes	295,622	227,988	179,441
Income taxes (note 11)	120,131	92,627	74,560

Net income	$175,491	$135,361	$104,881

Basic earnings per common share (note 14)	$8.77	$6.77	$5.24

See accompanying notes to financial statements.

The Student Loan Corporation
BALANCE SHEET

	December 31

(Dollars in thousands, except per share amounts)	2002	2001

Assets
Student loans (notes 1 and 2)	$19,173,992	$18,236,966
Less: Allowance for loan losses (note 2)	(5,484)	(3,584)

Student loans, net	19,168,508	18,233,382
Loans available for sale (notes 1 and 2)	1,361,874	—
Cash	383	1,222
Other assets (note 3)	474,839	482,492

Total Assets	$21,005,604	$18,717,096

Liabilities and Stockholders’ Equity
Liabilities
Short-term borrowings (note 4)	$15,789,900	$15,383,800
Long-term borrowings (note 5)	4,000,000	2,200,000
Payable to principal stockholder (note 9)	6,247	7,282
Deferred income taxes (note 11)	105,897	93,908
Other liabilities (note 6)	338,524	380,404

Total liabilities	20,240,568	18,065,394

Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	135,205	134,851
Retained earnings	636,142	516,651
Accumulated other changes in equity from nonowner sources	(6,511)	—

Total stockholders’ equity	765,036	651,702

Total Liabilities and Stockholders’ Equity	$21,005,604	$18,717,096

See accompanying notes to financial statements.

The Student Loan Corporation
STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated other changes in equity from nonowner sources	Total

Balance at December 31, 1999	$200	$134,523	$380,409	$—	$515,132

Net income	—	—	104,881	—	104,881
Dividends declared, $2.40 per common share	—	—	(48,000)	—	(48,000)
Other	—	249	—	—	249

Balance at December 31, 2000	$200	$134,772	$437,290	$—	$572,262

Net income	—	—	135,361	—	135,361
Dividends declared, $2.80 per common share	—	—	(56,000)	—	(56,000)
Other	—	79	—	—	79

Balance at December 31, 2001	$200	$134,851	$516,651	$—	$651,702

Net income	—	—	175,491	—	175,491
Net change in cash flow hedges, net of taxes of $4.8 million	—	—	—	(7,010)	(7,010)
Net change in unrealized gains and losses on investment securities, net of taxes of $0.3 million	—	—	—	499	499

Change in Comprehensive Income	—	—	175,491	(6,511)	168,980
Dividends declared, $2.80 per common share	—	—	(56,000)	—	(56,000)
Other	—	354	—	—	354

Balance at December 31, 2002	$200	$135,205	$636,142	$(6,511)	$765,036

See accompanying notes to financial statements.

The Student Loan Corporation
STATEMENT OF CASH FLOWS

	Years ended December 31

(Dollars in thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,491	$135,361	$104,881
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	66,452	56,471	33,802
Provision for loan losses	11,214	7,324	5,587
Deferred tax provision	18,710	46,252	71,981
Gain on student loan securitizations	(4,118)	—	—
Loss on disposal of assets	1,678	—	—
Decrease/(increase) in accrued interest receivable	51,263	(16,220)	(149,747)
(Increase)/decrease in other assets	(28,508)	11,332	(4,825)
(Decrease)/increase in other liabilities	(44,796)	154,256	86,482

Net cash provided by operating activities	247,386	394,776	148,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements of loans	(3,484,033)	(2,428,457)	(2,207,797)
Portfolio loan purchases	(1,077,717)	(2,491,422)	(4,318,104)
Loan purchases available for sale	(1,930,774)	—	—
Proceeds on loan securitizations	449,204	—	—
Sale of loans	605,978	509,084	301,983
Repayment of loans	3,050,590	1,887,143	1,275,114
Capital expenditures on equipment and computer software	(11,573)	(8,221)	(7,028)

Net cash used in investing activities	(2,398,325)	(2,531,873)	(4,955,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in borrowings with original maturities of one year or less	(1,886,900)	3,158,996	4,955,743
Proceeds from long-term borrowings	4,150,000	2,200,000	—
Repayments of long-term borrowings	(57,000)	(3,165,000)	(100,000)
Dividends paid to stockholders	(56,000)	(56,000)	(48,000)

Net cash provided by financing activities	2,150,100	2,137,996	4,807,743

Net (decrease)/ increase in cash	(839)	899	72
Cash – beginning of period	1,222	323	251

Cash – end of period	$383	$1,222	$323

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
Interest	$671,366	$739,292	$727,356
Net income taxes paid/(refunded)	$71,551	$(5,461)	$51,762

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Student Loan Corporation (the “Company”), through a trust agreement with Citibank (New York State) (“CNYS”), is an originator, manager and servicer of student loans, primarily those made in accordance with federally sponsored guaranteed student loan programs.  The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States of America. The Company’s operations are a single segment for financial reporting purposes.

CNYS, a direct wholly owned subsidiary of Citicorp and an indirect wholly owned subsidiary of Citigroup Inc., is the largest shareholder of the Company, owning 80% of the Company’s outstanding common stock. The accompanying financial statements include expenses for facilities, employee benefits and certain services provided by CNYS and other Citigroup affiliates.  Such expenses are assessed based on actual usage or using other allocation methods that, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

Certain amounts in the prior years’ financial statements have been reclassified to conform with the later years’ presentations.  Such reclassification had no effect on the results of operations as previously reported.

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

Revenue Recognition

Revenues, which include interest, fees and gains on loans securitized, are recognized as earned.  Interest income may include special allowance payments and other interest subsidies made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the “Act”).  These payments increase the loan yield to lenders on most FFEL Program loans.  See Note 2 for further information on special allowance income.

Premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios.  Average life is determined based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process.  The average life of a student loan may be different from one portfolio to another based upon loan type, year of purchase or other factors.  Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance.  The average lives of these loans are reviewed periodically and compared to actual loan run off.  The Company makes periodic adjustments to average life based on these comparisons and analyses.

Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan (“FFEL”) Program authorized by the U.S. Department of Education (the “Department”) under the Act, and are insured by guaranty agencies (“guarantors”).    Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned.  Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios.  The determination of the average life is based upon a consideration of a variety of factors, including customer pre-payments and guarantor payments received through the claims process.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans.  Generally, such loans are insured against loss by private insurers or are covered under other risk-sharing agreements.

If the Company files a claim with a guarantor and the guarantor denies payment of the claim, the Company immediately discontinues accruing interest on the loan. Claim denials on FFEL Program loans can occur for a number of reasons, such as the Company not following appropriate due diligence collection procedures as defined in the guarantor’s policies.  At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest.  These amounts of principal and interest write-offs were not material for the periods presented.  The Company continues its attempt to recover the loan balance from either the guarantor or the borrower.  Recoveries on loans previously charged off are offset to current operating expenses.  Non-interest accruing loans of $0.2 million were in the Company’s portfolio at both December 31, 2002 and 2001.

Allowance for Loan Losses

Allowance for loan losses primarily represents a reserve for estimated losses on the Company’s FFEL Program loan portfolio under the risk-sharing provisions of the Act.  Under these provisions, claims on defaulted FFEL Program student loans disbursed on or after October 1, 1993 that are approved for payment by a guarantor are paid net of a risk-sharing loss.  The risk-sharing loss on these loans represents 2% of the principal and accrued interest claimed.

The allowance also includes estimated losses on CitiAssist Loans.  Most CitiAssist Loans are insured by Globe Indemnity Company (“GIC”), a subsidiary of Royal & Sun Alliance, and other investment-grade private third party insurers and are generally subject to risk-sharing losses of 5% of the combined principal and accrued interest balances.  The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

The allowance for loan losses is established via a process that begins with estimates of probable losses inherent in the FFEL Program and CitiAssist Loan portfolios, based upon various statistical analyses.  These include migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.  The estimated losses (net of any third party risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency.  Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.

Student Loan Securitizations

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”.  Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust.  In turn, the trust sells securities, backed by the student loan assets, to outside investors.  Since the securitizations meet the SFAS No. 140 criteria for sale recognition, gains or losses on the sale of the student loans are recorded at the time of securitization.

Residual interests that are retained in the loans securitized are accounted for as investments in available-for-sale debt securities and are regularly reviewed for impairment.  The initial value of the residual retained interests is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the date of the securitization.  Initial and subsequent measurements of the fair value of the residual retained interests were performed using a discounted cash flow model.

Loans Available for Sale

Loans available for sale represent loans originated or purchased by the Company for future securitization.  These loans are recorded at the lower of cost or market value.  Any net credit losses on these loans are charged to other expense as incurred.

Interest Rate Swap Agreements

The Company’s interest rate swap agreements are accounted for in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded at fair value on the balance sheet.  Fair value is determined by discounting the cash flows using market interest rates through the contractual maturity dates. These derivatives, which have been designated and are effective as cash flow hedges, are recorded in other liabilities.  Changes in these derivatives’ fair values, net of taxes, are recorded in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.  These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows.

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stock by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common share shows the dilutive effect that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed by dividing net income by the weighted-average sum of common shares outstanding and common stock equivalents for the period.

In 2002, 2001 and 2000, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

Income Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries.  While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CNYS an amount equal to the federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is adjusted by virtue of the inclusion of the Company’s activity in the group’s unitary return.  CNYS has agreed to pay the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is adjusted by virtue of the inclusion of the Company’s activity in the group’s unitary return.

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates.  Deferred tax assets are recognized subject to management’s judgment that these tax benefits will be realized.

2  STUDENT LOANS

Student loans consist primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program and, generally, have repayment terms of between five and ten years.  Whenever the stated interest rates on most FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a special allowance payment (“SAP”), which increases the lender’s loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate (“base rate”), depending on the loan’s origination date. The federal government generally pays both the SAP, if any, and the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment.  If the SAP yield is less than the borrower rate, the Company earns interest only at the borrower rate.  Borrowers’ interest rates can be either fixed or variable.  Generally, loans originated after July 1992 earn variable interest rates that are reset annually each July 1st. The reset rates are based on an average of either the 91-day Treasury Bill auction yield or the 1-year constant maturity Treasury yields for a specific period immediately preceding the reset date.

The Act also authorizes a program under which borrowers are eligible to consolidate their various student loans into a single loan (“Federal Consolidation Loan”) that is insured on a basis similar to other FFEL Program loans.  The borrower interest rate on a Federal Consolidation Loan is fixed for the life of the loan, and is the weighted-average interest rate of the loans that are retired by the Federal Consolidation Loan.  Similar to other FFEL Program loans, the Company is eligible to receive SAP payments that increase the lender’s yield when the base rate plus the markup described above exceeds the borrower rate.  Additionally the holder of any Federal Consolidation Loan made on or after October 1, 1993 is required to pay to the Secretary of Education a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending balance of the sum of the principal and the accrued interest on Federal Consolidation Loans held.

In periods of declining interest rates occurring subsequent to the annual borrower reset date, the stated fixed borrower rates become, in effect, interest rate floors until the next reset date.  As noted above, Consolidation Loans generally have fixed interest rates that are not subject to the annual reset provisions.  Floor income is generally earned in declining short-term interest rate environments when the Company’s cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread.  Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the borrower interest reset date, which occurs annually for the majority of the Company’s loans.  The Company earned $66.1 million of floor income in 2002, compared to $35.9 million in 2001, when short-term interest rates were higher.

The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (“PLUS”) and Federal Consolidation Loans.  In addition, the Company’s portfolio includes Federal Supplemental Loans for Students (“SLS Loans”) and Health Education Assistance Loans (“HEAL Loans”), which are guaranteed student loans for borrowers in designated health professions.

The Company’s loan portfolio includes both new FFEL Program disbursements as well as secondary market and other loan portfolio purchases.  Purchases may include FFEL Program loans purchased at contracted variable premium rates through third party forward purchase agreements.  These agreements obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party.  The contractual premium rates on loans purchased through certain of these contracts varies from purchase to purchase and is tied to either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate.  Since these purchased loans are guaranteed by the U.S. Department of Education, credit risk with respect to these loans is substantially mitigated and, generally, is limited to cases of nonperformance by the other party.  Nonperformance is minimized by entering into agreements primarily with counterparties having investment-grade external credit ratings.  During the years 2002 and 2001, loan purchases of $183 million and $515 million, respectively, were made under forward purchase agreements.

The Company’s portfolio also contains non-FFEL Program loans originated through alternative programs developed for students who either do not qualify for federal government student loan programs or need additional financial assistance beyond that available through the government programs.  Alternative loans are offered based on the borrower’s or co-signer’s creditworthiness.

Substantially all of the Company’s alternative loan portfolio is composed of CitiAssist Loans, the Company’s own proprietary loan product created to provide students with an additional means to meet their educational financing needs and used to help close the gap between students’ higher education costs and their available financial resources.  The loan is prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal requirements, CitiAssist Loans are originated by CNYS, the Company’s principal shareholder. These loans are serviced by the Company or a related party servicer.  Expenses incurred by the Company to underwrite, disburse and service CitiAssist Loans for CNYS are reflected in a service fee charged to CNYS based on the provisions of an intercompany agreement. Following full disbursement, the

Company purchases all qualified CitiAssist Loans at the current value at the time of purchase, including contractual fees.   At December 31, 2002, CNYS had disbursed $501 million of CitiAssist Loans that had not yet been acquired by the Company. The Company expects to acquire substantially all of these CitiAssist Loans during the first half of 2003. Premiums paid to CNYS are amortized as a reduction of interest income over the average life of the loans in the portfolio.  At December 31, 2002 and 2001, the Company’s CitiAssist portfolio was $1,784.0 million and $1,127.1 million, respectively, exclusive of unamortized premiums.

The Company’s loan assets are composed of a $19.2 billion portfolio of student loans held and a $1.4 billion inventory of student loans available for sale. The loans are summarized by program type as follows:

	December 31

(Dollars in thousands)	2002	2001

Federal Stafford Loans	$9,936,021	$10,538,138
Federal Consolidation Loans	6,066,487	5,068,229
Federal SLS/PLUS/HEAL Loans	959,942	1,104,814
CitiAssist/other alternative Loans	1,784,238	1,127,390

Total student loans held, excluding deferred costs	18,746,688	17,838,571
Deferred origination costs	302,078	260,711
Deferred premium costs, net	125,226	137,684

Loans held	19,173,992	18,236,966
Less: Allowance for loan losses	(5,484)	(3,584)

Loans held, net	19,168,508	18,233,382

Federal Consolidation Loans available for sale, excluding deferred costs	1,305,033	—
Deferred origination costs	56,841	—

Loans available for sale	1,361,874	—

Total loan assets	$20,530,382	$18,233,382

The Company’s FFEL Program loan holdings are guaranteed in the event of a borrower’s default, death, disability or bankruptcy.  Insurance on FFEL Program loans is provided by certain state or non-profit guarantors, which are reinsured by the federal government.

The Act requires every state either to establish its own guarantor or to contract with another guarantor in order to support the education financing and credit needs of students at post-secondary schools. FFEL Program guarantors in each state generally guarantee loans for students attending schools in that particular state or region or guarantee loans for their residents attending schools in another state.  States that do not have their own guarantor contract with United Student Aid Funds, a multi-state guarantor, or another state guarantor.

For each FFEL Program loan, guarantors may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan.  In addition, the Act requires that a combined loan origination fee and insurance premium be paid on PLUS and Federal Stafford Loan originations.  This fee is deducted from the loan proceeds before the lender remits the disbursement to the school.  The lender is responsible for forwarding the fee to the federal government.  Current regulations limit the federal government’s borrower-paid loan origination fee and insurance premium to a maximum of 3% of the loan principal.

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest.  In the event of default on a student loan or the borrower’s death, disability or bankruptcy, the Company files a claim with the guarantor of the loan.  Provided the loan has been properly originated and serviced, the guarantor generally pays the Company 98% of the sum of the unpaid principal and accrued interest when a claim is filed in the event of default.  The 2% amount not reimbursed is charged off to allowance for loan losses.  Claims on FFEL Program loans filed due to a borrower’s death, disability or bankruptcy are not subject to the 2% risk-sharing loss provisions.

FFEL Program claims not immediately honored by the guarantor because of servicing or origination defects are returned to the Company so that it can initiate remedial loan servicing.  During the remedial servicing period, usually lasting several months, interest income is not accrued.  Non-interest accruing loans were $0.2 million at both December 31, 2002 and 2001.  Claim payments on loans that experienced minor servicing defects may be reduced by interest penalties that are charged against current interest income.  Net operational losses resulting from servicing or origination defects are charged to operating expenses as incurred and amounted to $1.4 million in 2002 and $0.8 million in each of 2001 and 2000.

Most CitiAssist Loans are insured by GIC and other private third party insurers against default and other losses. These loans are not reinsured by the federal government. During 2002 and 2001, $6.8 million and $4.0 million, respectively, of CitiAssist Loans were submitted for claim. Most insured CitiAssist Loans submitted for claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Certain CitiAssist Loans are not insured against loss. At December 31, 2002 and 2001, the Company held $268.7 million and $162.2 million, respectively, of CitiAssist Loans that did not carry third party insurance.  Approximately two-thirds of these uninsured loans carry risk-sharing arrangements with creditworthy universities.  The Company is exposed to losses of up to 100% on loans that do not carry insurance or risk-sharing arrangements.

The following table provides an analysis of the Company’s student loans by guarantor/insurer:

	December 31

(Dollars in thousands)	2002	%	2001	%

United Student Aid Funds	$6,310,467	31	$6,195,806	35
EdFund	2,435,712	12	2,311,881	13
New York State Higher Education Services Corp.	5,755,643	29	4,658,559	26
Great Lakes Higher Education	1,195,767	6	1,164,114	7
Illinois Student Aid Commission	503,419	3	401,529	2
GIC/other third party insurers	1,515,313	8	964,934	5
Other guarantors	2,064,815	10	1,978,794	11

Total guaranteed/insured	19,781,136	99	17,675,617	99
Unguaranteed/uninsured/university risk-shared	270,585	1	162,954	1

Total loans, excluding deferred costs	$20,051,721	100	$17,838,571	100

At December 31, 2002 and 2001, the Company’s allowance for loan losses, established for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist Loans, was $5.5 million and $3.6 million, respectively.  See portfolio delinquency statistics on page 39.

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	2002	2001	2000

Balance at beginning of year	$3,584	$2,872	$3,768
Provision for loan losses	11,214	7,324	5,587
Loan losses	(9,314)	(6,612)	(6,483)

Balance at end of year	$5,484	$3,584	$2,872

3  OTHER ASSETS

Other assets are summarized as follows:

	December 31

(Dollars in thousands)	2002	2001

Accrued interest receivable
from borrowers	$374,997	$412,421
from federal government	37,988	51,860
Retained interests in securitized assets	21,746	—
Interest-bearing deposit related to interest rate swaps	13,301	—
Capital assets	18,418	13,067
Other	8,389	5,144

Total other assets	$474,839	$482,492

4  SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

	December 31

	2002		2001

(Dollars in thousands)	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate

Notes payable	$13,439,900	1.93%	$15,326,800	3.66%
Portion of long-term borrowings due within one year	2,350,000	4.72%	57,000	2.45%

Total short-term borrowings	$15,789,900	2.35%	$15,383,800	3.66%

Short-term borrowings have an original or remaining term to maturity of one year or less.  At December 31, 2002 and 2001, short-term borrowings consisted of borrowings made under the terms of an Omnibus Credit Agreement with CNYS.  In October 2002, the existing credit agreement with CNYS was amended to increase the maximum aggregate credit limit available for combined short- and long-term borrowings from $20 billion to $25 billion.  Maturity dates and terms for all existing outstanding borrowings were unchanged.  The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties.   During 2002, $30.2 billion of new short-term borrowings was made and $32.1 billion in original short-term borrowings was repaid. During 2001, $25.2 billion in new short-term borrowings was made and $22.0 billion in original short-term borrowings was repaid. The interest rates payable on the credit facilities either are variable, based on the monthly Federal Funds rate, or are fixed, based on LIBOR.

At December 31, 2002, the Company was a party to several forward funding agreements with CNYS to procure short- and long-term funding in amounts of $15.8 billion and $2.0 billion, respectively, at specified times in the future.  From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into agreements to procure future funding at current rates.  Since the Company’s funding arrangements are term fundings with fixed maturity dates, these forward funding agreements generally extend the due dates on existing borrowings that otherwise would mature on the start date of the forward contracts.  Interest rates are at the implied current forward rates at the time the contracts were entered into and range between 1.4% and 2.6%.  The forward funding agreements commenced between January 2, 2003 and January 16, 2003 and are contracted to mature between April 1, 2003 and January 4, 2005.  All borrowings, including those maturing beyond the contractual term of the Omnibus Credit Agreement, are evidenced by promissory notes.

5  LONG-TERM BORROWINGS

A summary of long-term borrowings follows:

	December 31

(Dollars in thousands)	2002	2001

CNYS Notes, based on LIBOR (note rate 2.45% at December 31, 2001), repricing quarterly, due May 2002	$—	$57,000
CNYS Notes, fixed rate (note rates ranged from 4.59% to 4.87% at December 31, 2002 and December 31, 2001), due January 2003	2,200,000	2,200,000
CNYS Notes, fixed rate (note rate 4.16% at December 31, 2002), due December 2003	150,000	—
CNYS Notes, based on LIBOR (note rate 1.81% at December 31, 2002), repricing quarterly, due January 2004	1,400,000	—
CNYS Notes, fixed rate (note rates ranged from 3.10% to 4.19% at December 31, 2002), due January 2004	1,400,000	—
CNYS Notes, based on LIBOR (note rates ranged from 1.39% to 1.42% at December 31, 2002), repricing every two months, due July 2005	450,000	—
CNYS Notes, based on LIBOR (note rates ranged from 1.41% to 1.42% at December 31, 2002), repricing every two months, due August 2005	750,000	—
Less: portion of long-term borrowings due within one year	(2,350,000)	(57,000)

Total long-term notes	$4,000,000	$2,200,000

At December 31, 2002 and 2001, long-term borrowings were made under the terms of an Omnibus Credit Agreement with CNYS, the Company’s principal shareholder.  In October 2002, the existing credit agreement with CNYS was amended to increase the maximum aggregate credit limit available for combined short- and long-term borrowings from $20 billion to $25 billion.  Maturity dates and terms for all existing outstanding borrowings were unchanged. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2002, $4.2 billion in new long-term borrowings was made and $0.1 billion was repaid.  During 2001, $2.2 billion in new long-term borrowings was made and $3.2 billion in original long-term borrowings was repaid.  Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows: $2.4 billion in 2003, $2.8 billion in 2004 and $1.2 billion in 2005.

Since its inception, the terms of the Company’s assets have exceeded the terms of the credit facilities with CNYS.  To date, the Company has successfully extended the terms of these facilities and/or increased its borrowing limits when needed.  In addition, the Company has successfully developed alternative sources of financing, such as securitization.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities.  Additionally, the Company may enter into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets.  Generally, under these swap agreements, indices of the interest obligations of the Company’s LIBOR-based notes are swapped into either 91-day Treasury Bill rates or 1-year constant maturity Treasury yields. See Note 12 for further discussion.

See a discussion of the Company’s forward funding agreements at Note 4.

6  OTHER LIABILITIES

Other liabilities are summarized as follows:
	December 31

(Dollars in thousands)	2002	2001

Interest payable, primarily to CNYS	$169,824	$259,949
Income taxes payable, primarily to CNYS	81,566	50,208
Interest rate swaps	11,841	—
Accrued liabilities	75,293	70,247

Total other liabilities	$338,524	$380,404

7  FEE AND OTHER INCOME

A summary of fee and other income follows:

	December 31

(Dollars in thousands)	2002	2001	2000

Late fees	$9,615	$4,583	$565
Origination and servicing fees	8,176	5,578	4,042
Other	458	438	1,758

Total fee and other income	$18,249	$10,599	$6,365

The Company commenced charging late fees on a substantial portion of its portfolio in 2001.

8  OTHER EXPENSES

A summary of other expenses follows:

(Dollars in thousands)	2002	2001	2000

Servicing, professional, guarantor and other fees paid	$49,436	$46,630	$38,928
Data processing	8,454	6,937	7,350
Advertising and marketing	6,603	4,489	4,838
Stationery, supplies and postage	1,392	1,545	1,670
Premises, primarily rent	1,616	1,646	1,278
Communications	3,372	2,413	2,382
Depreciation	4,544	2,106	792
Operational losses on guaranteed student loans	1,448	791	813
Travel and entertainment	1,923	1,521	1,591
Minor equipment	1,289	949	934
Other	1,999	1,303	870

Total other expenses	$82,076	$70,330	$61,446

9  RELATED PARTY TRANSACTIONS

CNYS owns 80% of the outstanding stock of the Company.  Detailed below is a description of, and amounts relating to, transactions with CNYS (or its affiliates) which relate to the Company and have been reflected in the accompanying financial statements for the years ended December 31, 2002, 2001 and 2000.

The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CNYS.  The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup.  Expenses related to these agreements are reflected on the accompanying chart.

In addition, pursuant to an intercompany agreement with CNYS, the Company performs loan originations and servicing for CitiAssist Loans held by CNYS prior to purchase by the Company.  The Company also receives servicing and administrative fees for work performed on portfolios owned by affiliates other than CNYS under other intercompany agreements. Amounts earned by the Company for these services are included in the following chart.

The Company shares with CNYS 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.  The corresponding liability is recorded as a payable to principal stockholder on the Company’s financial statements. The Company is also included in the consolidated federal income tax return of Citigroup and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries.

The Company’s borrowings of $19.8 billion and $17.6 billion at December 31, 2002 and 2001, respectively, were made under the terms of an Omnibus Credit Agreement with CNYS, which currently provides for $25 billion in total credit.  Interest expense of $579.2 million, $835.1 million and $835.5 million, incurred under the terms of the agreement in 2002, 2001 and 2000, respectively, is included in the table below.  See Notes 4 and 5 to the financial statements for further information on the Company’s borrowings.

Also, the Company’s interest rate swap program is administered by an affiliate of Citigroup.  The affiliated party receives a fee of 0.005% of the notional amount of the swaps, primarily for the use of credit lines and counterparty risk management systems. Also, in 2002 interest expense of approximately $2.0 million was incurred pursuant to interest rate swap agreements with an affiliate of Citigroup.

The Company, through its participation in Citigroup’s employee benefit plans, participates in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees.  For the years ending December 31, 2002, 2001 and 2000, participation in these plans had no material impact on the Company’s financial condition or results of operations.

Certain of the Company’s facilities and building services are provided by CNYS and other affiliates of Citigroup under facilities and building services agreements for which the Company pays fees. Also, as described above, the Company subcontracts certain of its loan originations and servicing activities to subsidiaries of Citigroup. The Company also receives servicing and administrative fees for work performed on portfolios owned by affiliates in accordance with terms of intercompany agreements.  Such fees recorded by the Company for services received and earned by the Company for services provided are recorded based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage.  Management believes that such agreements and transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. As shown in the table below, the Company incurred loan servicing and origination charges of $32.4 million, $32.3 million and $28.0 million pursuant to those contracts in 2002, 2001 and 2000, respectively.

Below is a summary of related party transactions with CNYS (or its affiliates).  See also information about CitiAssist Loan transactions described in Note 2, short- and long-term funding transactions described in Notes 4 and 5, employee benefit related transactions described in Note 10, and income tax matters described in Notes 1, 6 and 11:

(Dollars in thousands)	2002	2001	2000

Revenues
Fees for origination and servicing of student loan portfolios (note 2)	$7,961	$5,578	$4,042

Expenses
Cost of funding provided (notes 4, 5 and 12)	$581,242	$835,115	$835,465
Loan originations and servicing	32,380	32,275	28,035
Data processing	6,634	5,989	6,107
Telecommunications	2,227	1,016	806
Facilities	1,622	1,539	1,274
Processing of payments and outgoing mail	798	842	1,432
Payroll and benefits administration (note 10)	249	290	261
Statement production	3,554	3,269	1,931
Other	428	840	832

10  EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees; workers compensation; and stock purchase plans.  Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 20% for 2002 and 21% in each of 2001 and 2000.  In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

If Citigroup’s or its affiliates’ percentage ownership in the Company was reduced below 50%, the Company would withdraw from participation in certain Citigroup benefit plans and would procure benefits coverage for its employees independently.

Substantially all of the Company’s employees participate in Citigroup’s non-contributory defined benefit plans.  The amounts of pension expense allocated to the Company were approximately $24,000 in 2001 and $22,000 in 2000.  In 2002, no contributions were required by the Company.

Also, under the Citigroup benefit plans, the Company participates in various Citigroup stock-based compensation plans.  See Note 9 for additional information.

11  INCOME TAXES

The provision for income taxes consists of the following:

(Dollars in thousands)	2002	2001	2000

CURRENT
Federal	$79,779	$36,492	$1,953
State	21,642	9,883	626

Total current	101,421	46,375	2,579

DEFERRED
Federal	14,717	36,395	54,521
State	3,993	9,857	17,460

Total deferred	18,710	46,252	71,981

Total income tax provision	$120,131	$92,627	$74,560

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2002, 2001 and 2000 are as follows:

(Dollars in thousands)	2002	2001	2000

Income taxes computed at federal statutory rate	$103,468	$79,796	$62,804
State tax provision, net of federal benefits	16,663	12,831	11,756

Total income tax provision	$120,131	$92,627	$74,560

Deferred income taxes consist of the following:

	December 31,

(Dollars in thousands)	2002	2001

DEFERRED TAX ASSETS
Loan premium	$5,623	$7,239
Account relationship	4,382	5,299
Noncompetition agreement	1,384	1,675
Software	401	482
Cash flow hedges	4,831	—
Student loan securitizations	2,234	—
Allowance for loan losses	2,237	1,470
Other	1,472	590

Total deferred tax assets	22,564	16,755

DEFERRED TAX LIABILITIES
Deferred loan origination costs	(123,237)	(106,970)
Internally developed software costs	(3,200)	(3,693)
Student loan securitizations	(2,024)	—

Total deferred tax liabilities	(128,461)	(110,663)

Net deferred tax liabilities	$(105,897)	$(93,908)

The Company had deferred tax assets of $11.8 million and $14.7 million at December 31, 2002 and 2001, respectively, as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement.  The Company has agreed to share with CNYS 50% of the deferred tax assets arising from these intercompany payments.  This liability to CNYS is recorded on the financial statements as the payable to principal stockholder. Additionally, a deferred tax asset of $4.8 million was recorded at December 31, 2002 for the temporary tax differences related to the unrealized change in fair value of the Company’s cash flow hedges.

In 2002, the Company commenced a program to securitize certain portfolios of its loan assets. The Company recognizes its securitization transactions as sales for financial statement purposes, but they are treated as financings for tax purposes.  A deferred tax asset of $2.2 million was recorded at December 31, 2002 for the tax effect of the earnings generated by the securitized assets in 2002.  In addition, a deferred tax liability of $2.0 million was recorded in 2002 for the tax effects of the temporary differences that resulted from the gains on the securitization transactions and the unrealized change in fair value of the Company’s retained interests in the securitizations.  See Note 15 for further information on the securitization transactions.

At December 31, 2002 and 2001, the Company had deferred tax liabilities of $123.2 million and $107.0 million, respectively, resulting from temporary differences primarily related to costs incurred to originate new FFEL Program loans.  Origination costs are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes.  Also, deferred tax liabilities of $3.2 million and $3.7 million were recorded at December 31, 2002 and 2001, respectively, as a result of temporary differences related to internally developed software costs.  Internally developed software costs are deducted currently for income tax purposes, but are amortized over the life of the asset for financial statement purposes.

12  INTEREST RATE SWAP AGREEMENTS

The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets.  In order to reduce this basis risk, the Company may enter into interest rate swap agreements on a portion of its portfolio to receive payments based on LIBOR and make payments based on the asset yield, usually the 91-day Treasury Bill rate. Management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged and is in compliance with the hedge accounting requirements of SFAS No. 133, as amended.

During 2002, the Company entered into a number of interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate.  These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.2 billion.  The contractual terms of these agreements are for periods of between six and twenty-four months. The fair value of the swaps at December 31, 2002 was a $11.8 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $4.8 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.

Hedge ineffectiveness, if any, is reported in interest expense as incurred.  However, since the derivatives are exactly matched with the underlying loan assets they hedge, the Company expects no hedge ineffectiveness.  For 2002, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements.

The following table summarizes the accumulated other changes in equity from nonowner sources due to cash flow hedges:

(Dollars in thousands)	2002

Balance at beginning of year	$—
Net loss from cash flow hedges (net of taxes of $5.6 million)	(8,221)
Net amounts reclassified to earnings (net of taxes of $0.8 million)	1,211

Balance at end of year	$(7,010)

Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense.  Substantially all of the balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months.

During 2001, the Company had no interest rate swap agreements and managed interest rate risk directly through its funding agreements.  As a result, in 2001 the Company’s interest expense from short- and long-term borrowings was not affected by interest rate swaps.

In accordance with the provisions of the interest rate swap agreements, the Company maintains an interest-bearing deposit with a subsidiary of Citigroup for certain liabilities related to these agreements.  At December 31, 2002, a $13 million deposit was maintained.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company.  Credit risk has been managed by entering into swaps with counterparties having investment-grade external credit ratings.

13  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments at December 31 follows:

	2002			2001

(Dollars in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference

Financial Assets
Student loans, net	$20,530,382	$22,505,479	$1,975,097	$18,233,382	$19,659,649	$1,426,267
Cash	383	383	—	1,222	1,222	—
Accrued interest receivable	412,985	412,985	—	464,281	464,281	—
Retained interest in asset securitizations	21,746	21,746	—	—	—	—

Financial Liabilities
Interest rate swaps	$11,841	$11,841	$—	$—	$—	$—
Short-term borrowings	15,789,900	15,807,450	17,550	15,383,800	15,483,302	99,502
Long-term borrowings	4,000,000	4,054,924	54,924	2,200,000	2,225,005	25,005
Accrued interest payable	169,824	169,824	—	259,949	259,949	—

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

As shown in the preceding table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, and maturity or contractual settlement dates.  The fair value of student loans exceeded their carrying value by $1,975 million and $1,426 million at December 31, 2002 and 2001, respectively.  The primary reason for the $549 million year-to-year increase in the fair value was the decline in interest rates.  During periods of declining rates, the value of floors increases, resulting in increases in the fair value of the loans.  Fixed-rate borrowings may be used by the Company in response to subsequent changes in the interest rates.

Student Loans, Net
The fair value of student loans (including delinquent loans), net of allowance for loan losses, was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for market rates as of December 31, 2002.  Loan servicing costs, an expense that would have materially reduced the fair value, was not factored into the valuation.  Credit risk is not a material component of the loan valuation due to the government-sponsored guarantees on most of the loans.

Cash and Accrued Interest Receivable and Payable
Due to the short-term nature of these instruments, carrying value approximates fair value.

Retained Interest in Asset Securitizations
The fair value of the retained interest in the assets securitized was determined using a discounted cash flow model.

Interest Rate Swaps
The interest rate swaps are derivatives that qualify as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended.  As such, the swaps are recorded on the Company’s balance sheet at fair value.  Fair value was determined by discounting the cash flows using market interest rates through the contractual maturity dates.

Short-Term and Long-Term Borrowings
The fair value of these instruments at December 31, 2002 and December 31, 2001 was calculated by discounting cash flows through maturity using estimated market discount rates.

14  EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) were calculated in accordance with current accounting standards.  The Company had no dilutive common equivalents in 2002, 2001 and 2000. Therefore, the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was  $175.5 million, $135.4 million and $104.9 million for 2002, 2001 and 2000, respectively.   The weighted average shares outstanding during all of 2002, 2001 and 2000 was 20 million.  Basic (and diluted) EPS was $8.77, $6.77 and $5.24 for 2002, 2001 and 2000, respectively, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

15  STUDENT LOAN SECURITIZATIONS

In the first quarter of 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets.  The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140.  Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust.  In turn, the trust sells debt securities, backed by the student loan assets, to outside investors (the “Noteholders”).  The Company retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust.  Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue.

During 2002, the Company securitized approximately $449 million of Federal Consolidation Loans through the par value sale of the loans to a trust that was established for that purpose.  The loans were sold to the trust through a wholly owned, special purpose subsidiary formed to acquire them from the Company. The Company recognized pre-tax gains of $4.1 million on the securitizations of the student loans.  The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s special purpose subsidiary and the fair value of the assets received, composed of cash proceeds and retained trust interests.

The $449 million proceeds from the 2002 securitizations were used to retire debt.  During 2002, cash flows of $0.2 million were received by the Company from the trust for loan servicing and administrative fees. Also, consistent with terms agreed upon at the time the transactions were consummated, $1.8 million was paid to the Company by the trust to acquire additional eligible add-on loan assets during 2002. Add-on loan assets are other outstanding loans, eligible for consolidation under the Act, that a borrower requests to have added on to his or her Consolidation Loan within a prescribed period after consolidation.

At December 31, 2002, total student loan assets held by the trust were approximately $442 million. At that time, both receivables due from the trust and payables due to the trust were $0.1 million.  During 2002, the trust paid $3.8 million in note interest to third party Noteholders. As of December 31, 2002, the Company had unpaid accrued interest of $0.2 million on its note receivable since, consistent with the terms of the securitization, no cash flows were required to be paid to the Company in 2002 for interest income.

At December 31, 2002, the Company maintained an ownership interest in the assets securitized of approximately $21.7 million in the form of residual retained interests.  These interests, composed of a note receivable of $8.6 million and other retained interests of $13.1 million, are included in other assets in the Company’s financial statements. The Company regularly reviews these assets for impairment and accounts for them as investments in available-for-sale debt securities.  At December 31, 2002, the fair value of these assets approximated their carrying value.

Key assumptions used during 2002 for measuring the fair value of the retained interest in the assets securitized at the date of securitization follow:

Discount rate	5.5-6.5%
Constant prepayment rate	3.0%
Anticipated net credit losses	0.024%
Loan spread	1.47%
Weighted average life of expected prepayment loans	10 years

As required by SFAS No. 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed.  The negative effect of the change in each assumption must be calculated independently, holding all other assumptions constant.  Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown below.

At December 31, 2002, the key assumptions used to value the retained interests were as follows:

Discount rate	6.5%
Constant prepayment rate	3.0%
Anticipated net credit losses	0.024%
Loan spread	1.47%
Weighted average life of expected prepayment loans	10 years

The sensitivity of the fair value of the retained interests to adverse changes in the key assumptions at December 31, 2002 was:

(Dollars in thousands)

Carrying value of retained interests	$21,745.8

Discount Rate	6.5%
+10%	$(793.4)
+20%	$(1,543.0)
Constant prepayment rate	3.0%
+10%	$(312.5)
+20%	$(666.9)
Anticipated net credit losses	0.024%
+10%	$(97.3)
+20%	$(194.7)
Loan spread	1.47%
-10%	$(337.5)
-20%	$(674.9)

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

The Company continues to manage the loan portfolios after they have been securitized. The Company’s managed student loan assets, loans with delinquencies of 90 days or more at December 31, 2002, and credit losses, net of recoveries, for 2002 are presented in the table below:

(Dollars in thousands)

Student loan assets:
Total managed (1) (3)	$20,977,886
Less: securitized and removed from the financial statements (2)	(420,274)

Student loan assets owned (1) (3)	$20,557,612

Loans with delinquencies of 90 days or more:
Total managed (3)	$895,824
Less: securitized and removed from the financial statements	(7,260)

Delinquent loans owned (3)	$888,564

Credit losses, net of recoveries:
Total managed (3)	$9,328
Less: securitized and removed from the financial statements	(14)

Credit losses on loans owned (3)	$9,314

(1) Amount includes $21.7 million of retained interests from the assets securitized.
(2) Amount is net of $21.7 million of retained interests from the assets securitized.
(3) Amount includes loans available for sale.

16  COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases. Expenses related to those agreements totaled $0.4 million in each of the years 2002 and 2001 and $0.3 million in 2000.  Such expenses exclude payments of $1.2 million for each of the years 2002, 2001 and 2000, made under the related party facilities and building services agreement with an affiliate, referred to in Note 9.  The Pittsford, NY facilities agreement is a seven-year lease agreement expiring in February 2007.

Future minimum lease payments at December 31, 2002 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2002 are as follows:

(Dollars in thousands)

2003	$1,693
2004	1,605
2005	1,441
2006	1,315
2007	111
After 2007	—

Total	$6,165

At December 31, 2002 and 2001, variable rate FFEL Program loans in the amounts of $767.1 million and $563.1 million, respectively, have been committed, but not disbursed.

At December 31, 2002, the Company was a party to several forward funding agreements with CNYS to procure short- and long-term funding in amounts of $15.8 billion and $2.0 billion, respectively, at specified times in the future.  From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into agreements to procure future funding at current rates.  Since the Company’s funding arrangements are term fundings with fixed maturity dates, these forward funding agreements generally extend the due dates on existing borrowings that otherwise would mature on the start date of the forward contracts.  Interest rates are at the implied current forward rates at the time the contracts were entered into and range between 1.4% and 2.6%.  The forward funding agreements commenced between January 2, 2003 and January 16, 2003 and are contracted to mature between April 1, 2003 and January 4, 2005.

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

Amendments to the Act have reduced the net interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid.   Despite reductions in funding costs and their expected effects on net income, pressure on margins will continue as more loans are originated with lower yields.  In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced interest margins. Any such amendment could adversely affect the Company’s business and prospects.

17  FUTURE APPLICATION OF ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements.  Variable Interest Entities (“VIEs”) are defined as entities: (1) that have their total equity investment at risk since it is not sufficient to finance their activities without additional subordinated financial support from other parties, or (2) that have equity investors that lack certain essential characteristics of a controlling interest, such as the ability to make significant decisions about the entity’s activities or the obligation to absorb the expected losses or receive the expected returns of the entity.  Certain entities, including transferors to qualifying special-purpose entities (“QSPEs”) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46.  Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, the financial statements of the Company’s QSPEs will not be consolidated with the financial statements of the Company.  Therefore, FIN 46 is not expected to have a material impact on the Company’s financial condition or results of operations.

Also, on January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all awards granted, modified, or settled after December 31, 2002.  The prospective method is one of the adoption methods provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, issued in December 2002.  The fair value recognition provisions of SFAS No. 123 require that compensation cost for all stock awards be calculated and recognized over the service period.  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, application of which generally results in no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date.   Starting in 2003, the Company will be recording an expense for these stock option awards.  This cost is not expected to have a material impact on the Company’s financial condition or results of operations.  See Note 9 to the financial statements for  information on the affiliated party transactions related to the stock option program. The Company, through its parent, Citigroup, has made changes to various stock-based compensation plan provisions for future awards.  Other changes also may be made that may impact the Company’s SFAS No. 123 costs.

18  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)	FOURTH	THIRD	SECOND	FIRST

2002
Net interest income	$99,868	$93,399	$100,473	$99,608
Less: Provision for loan losses	(2,606)	(3,313)	(3,294)	(2,001)

Net interest income after provision for loan losses	97,262	90,086	97,179	97,607
Gain on student loan securitization	997	—	—	3,121
Fee and other income	4,240	4,858	3,183	5,968
Less: Total operating expenses	(29,767)	(26,347)	(29,061)	(23,704)
Less: Income taxes	(29,684)	(28,001)	(29,106)	(33,340)

Net income	$43,048	$40,596	$42,195	$49,652

Basic earnings per common share	$2.15	$2.03	$2.11	$2.48

2001
Net interest income	$94,930	$74,631	$89,654	$57,302
Less: Provision for loan losses	(1,556)	(2,202)	(1,751)	(1,815)

Net interest income after provision for loan losses	93,374	72,429	87,903	55,487
Fee and other income	2,733	3,404	2,165	2,297
Less: Total operating expenses	(23,260)	(23,438)	(23,865)	(21,241)
Less: Income taxes	(29,566)	(21,554)	(27,231)	(14,276)

Net income	$43,281	$30,841	$38,972	$22,267

Basic earnings per common share	$2.16	$1.54	$1.95	$1.11

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, Commission File Number 1-11616.

The Company is incorporated in the State of Delaware; its I.R.S. Employer Identification Number is 16-1427135; the address of the principal executive offices is 750 Washington Boulevard, Stamford, CT 06901; and its phone number is (203) 975-6237.

The Company’s common stock is registered pursuant to section 12(b) of the Securities Exchange Act of 1934 and listed on the New York Stock Exchange.

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

The Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on March 5, 2003 was approximately $376 million.  On that date, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein into Part III of this annual report from the Company’s 2003 Proxy Statement.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:
•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Beckmann, Doynow, Fadule, Glover, Handler, Levinson and Young
•	Certifications of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission.  Stockholders may obtain copies of such index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT  06901.

Financial statements filed for The Student Loan Corporation:
•	Statement of Income for the years ended December 31, 2002, 2001 and 2000
•	Balance Sheet as of December 31, 2002 and 2001
•	Statement of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
•	Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

The Student Loan Corporation filed the following reports on Form 8-K for the last quarter of 2002:
•	On November 27, 2002, The Student Loan Corporation reported the November 20, 2002 securitization of approximately $200 million of its student loans.
•	On December 5, 2002, The Student Loan Corporation reported the dismissal of the consolidated stockholders’ derivative complaint.

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the Securities and Exchange Commission.

		Page

Part I

Item 1	Business	1, 14-18, 49
Item 2	Properties	18
Item 3	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	49
Item 6	Selected Financial Data	50
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-13
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	11-12
Item 8	Financial Statements and Supplementary Data	20-41
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Controls and Procedures	42

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

Signatures		45

Certifications		46-47

*	The Student Loan Corporation’s 2003 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

The Student Loan Corporation
(Registrant)

/S/ STEVEN J. GOREY

Steven J. Gorey
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2003.

The Student Loan Corporation’s Principal Executive Officer:

/S/ YIANNIS ZOGRAPHAKIS

Yiannis Zographakis

The Student Loan Corporation’s Principal Financial and Accounting Officer:

/S/ STEVEN J. GOREY

Steven J. Gorey

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Steven J. Gorey their attorney-in-fact, empowering him to sign this report on their behalf:

Bill Beckmann	Jill H. Fadule	Evelyn E. Handler	David W. Young

Gina Doynow	Glenda B. Glover	Carl E. Levinson

CERTIFICATIONS

I, Steven J. Gorey, certify that:

1.	I have reviewed this annual report on Form 10-K of The Student Loan Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material  fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the  period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its consolidated subsidiaries, is made known to us by others within those  entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect  the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there  were significant changes in internal controls or in other factors that could significantly affect  internal controls subsequent to the date of our most recent evaluation, including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/S/ STEVEN J. GOREY

Steven J. Gorey
Principal Financial and Accounting Officer

I, Yiannis Zographakis, certify that:

1.	I have reviewed this annual report on Form 10-K of The Student Loan Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the  period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of  operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect  the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ YIANNIS ZOGRAPHAKIS

Yiannis Zographakis
Principal Executive Officer

DIRECTORS and EXECUTIVE OFFICERS

Directors	Executive Officers

Bill Beckmann	Yiannis Zographakis
Chairman	Chief Executive Officer
The Student Loan Corporation
Sue F. Roberts
Gina Doynow	President
Vice President
Citicorp and Citibank, N.A.	Steven J. Gorey
Vice President and Chief Financial Officer
Jill H. Fadule
Consultant	Catherine A. Birch
Merrill Lynch Wealth Management Services	Vice President, Secretary and General Counsel

Dr. Glenda B. Glover
Dean of School of Business
Jackson State University

Dr. Evelyn E. Handler
President
Merrimack Higher Education Associates, Inc.

Carl E. Levinson
Division Executive
Citigroup Consumer Assets Division

David W. Young
Treasurer
Citicorp Global Consumer Group

STOCKHOLDER INFORMATION

Investor Relations
Electronic or paper copies of the Corporation’s Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292.  Investor relations information is also available on the Company’s website at http://www.studentloan.com by clicking on the “About Us” page.

Availability of SEC Filings and Other Documents
The Company makes available free of charge on and through its website, at http://www.studentloan.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  In addition, the Company provides electronic or paper copies of its filings free of charge upon request to the Director of Investor Relations.  See Investor Relations above.  The SEC posts reports, proxy statements and other information filed by the Company at http://www.sec.gov.

The Company has adopted a code of ethics for financial professionals, which is available on its website by clicking on the “About Us” page and selecting “Code of Ethics”, and in print upon request to the Director of Investor Relations.   Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company’s website.

Customer Service
For information or inquiries regarding student loan accounts, please call 1-800-967-2400.  Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting
The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 15, 2003 in New York, NY.

Transfer Agent and Registrar
The Company’s transfer agent and registrar is Citibank Shareholder Services, P.O. Box 2502, Jersey City, NJ 07303-2502.

Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol STU.  The number of holders of record of the common stock at January 27, 2003 was 53.  The following table sets forth the high, low and close sales prices for the common stock during each fiscal quarter of 2002 and 2001.

	2002				2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	$94.00	$97.70	$95.30	$101.15	$71.66	$78.72	$79.15	$83.20
Low	80.35	82.49	74.90	89.50	52.50	66.51	66.38	71.38
Close	91.60	82.84	90.48	97.80	69.88	69.75	70.50	80.60

The Company paid a quarterly dividend of $0.70 per share on the common stock for each quarter of 2002 and 2001.

FINANCIAL HIGHLIGHTS

	Years ended December 31

(Dollars in millions, except per share amounts)	2002	2001	2000	1999	1998

STATEMENT OF INCOME DATA
Net interest income	$393.3	$316.5	$258.3	$225.8	$192.3
Total operating expenses	108.9	91.8	79.6	71.8	65.6
Net income	$175.5	$135.4	$104.9	$89.5	$73.4

BALANCE SHEET DATA (as of December 31)
Student loans	$20,535.9	$18,237.0	$15,774.3	$10,865.0	$8,636.3
Total assets	21,005.6	18,717.1	16,243.2	11,196.5	8,903.1
Short-term borrowings	15,789.9	15,383.8	12,332.8	7,312.1	3,908.0
Long-term borrowings	4,000.0	2,200.0	3,057.0	3,222.0	4,310.0
Payable to principal stockholder	$6.2	$7.3	$9.6	$11.6	$14.0

EARNINGS DATA
Cash dividends declared per common share	$2.80	$2.80	$2.40	$1.95	$0.60
Basic and diluted earnings per common share	$8.77	$6.77	$5.24	$4.47	$3.67
Net interest margin	2.02%	1.83%	1.95%	2.40%	2.37%
Total operating expenses as a percentage of average student loans	0.56%	0.53%	0.60%	0.76%	0.81%
Return on equity	24.69%	22.38%	19.29%	18.18%	17.03%

OTHER
Average student loans	$19,481	$17,297	$13,226	$9,407	$8,112
Average number of loan accounts serviced (thousands)	4,066	3,605	3,081	2,355	2,105
FFEL Program loan disbursements (1)	$3,484	$2,428	$2,208	$1,983	$1,833
CitiAssist Loan disbursements under commitments to purchase (2)	$874	$618	$439	$292	$175
FFEL Program loan disbursements and CitiAssist Loan disbursements under commitments to purchase	$4,358	$3,046	$2,647	$2,275	$2,008
Loan purchases	$3,008	$2,491	$4,318	$1,541	$194
Book value per share (as of December 31)	$38.25	$32.59	$28.61	$25.76	$23.23
Common stock price (3)
High	$101.15	$83.20	$56.00	$50.38	$51.06
Low	$74.90	$52.50	$37.19	$37.38	$40.00
Close	$97.80	$80.60	$54.44	$49.88	$44.88
Total number of employees (as of December 31)	397	360	343	323	464

(1)	Amounts do not include Federal Consolidation Loan disbursements generated through third party marketing relationships. These disbursements, included in purchases, amounted to $1,861 million, $1,085 million, $1,798 million and $17 million in 2002, 2001, 2000 and 1999, respectively.
(2)	CitiAssist Loans are originated by Citibank (NYS) and committed to be purchased by the Company after final disbursement. Of the amounts presented, CitiAssist Loans of $752 million, $518 million, $375 million, $314 million and $30 million were purchased by the Company in 2002, 2001, 2000, 1999 and 1998, respectively, and are included in the Loan purchases line. As of December 31, 2002, all CitiAssist disbursements had been purchased by the Company except for disbursements of $501 million that will be purchased in 2003.
(3)	Common stock price is based on The New York Stock Exchange composite listing.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No.: 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No.: 1-11616).

10.1	Trust Agreement, dated as of December 21, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.2 to the Company’s 1992 Annual Report on Form 10-K (File No.: 1-11616).

10.2.1	Non-Competition Agreement, dated as of December 22, 1992, among the Company, CNYS and Citicorp by reference to Exhibit 10.4 to the Company’s 1992 Annual Report on Form 10-K (File No.: 1-11616).

10.2.2	Amendment No. 1, dated as of June 22, 2000, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc.

10.2.3	Amendment No. 2, dated as of June 22, 2001, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc.

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No.: 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K (File No.: 1-11616).

10.4.1	Amendment No. 1, dated as of October 1, 2002, to Omnibus Credit Agreement between the Company and CNYS. *

10.5	Facilities Occupancy, Management and Support Service Agreement, dated as of January 1, 1998, by and between the Company, CNYS and Citicorp North America, Inc.

14.1	Code of Ethics. *

21.1	Subsidiaries of the Company (Omitted; the Company has no material subsidiaries).

24.1	Powers of Attorney. *

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith