Form 10-Q
period 2003-03-31
STUDENT LOAN CORP
filed 2003-05-15
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes X       No

        On May 5, 2003, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Form 10-Q

Part I Financial Information
                                                                                                                                                                Page
         Item 1 - Financial Statements

                      Statement of Income (Unaudited) for the Three-Month Periods
                         Ended March 31, 2003 and 2002 .........................................................................            3

                      Balance Sheet as of March 31, 2003 (Unaudited)
                         and December 31, 2002 (Audited).......................................................................           4

                      Statement of Cash Flows (Unaudited) for the Three-Month Periods Ended
                         March 31, 2003 and 2002......................................................................................         5

                      Statement of Changes in Stockholders' Equity (Unaudited) for the
                         Three-Month Periods Ended March 31, 2003 and 2002.......................................         6

                      Notes to Financial Statements (Unaudited).............................................................         7-12

          Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations.............................................................................       13-18

          Item 3 - Quantitative and Qualitative Discussion About Market Risk................................         19

          Item 4 - Controls and Procedures........................................................................................         20

Part II Other Information

          Item 6 - Exhibits and Reports on Form 8-K.......................................................................         21

Signature.......................................................................................................................................        22

Certifications................................................................................................................................       23-24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

Three months ended
March 31,
2003 2002
REVENUE
Interest income	$218,160 $262,884
Interest expense	97,027 163,276
Net interest income	121,133 99,608
Less: Provision for loan losses	(2,495) (2,001)
Net interest income after provision for loan losses	118,638 97,607
Gain on student loan securitizations	- 3,121
Fee and other income	5,204 5,968
Total revenue, net	123,842 106,696

OPERATING EXPENSES
Salaries and employee benefits	6,915 6,159
Other expenses	19,384 17,545
Total operating expenses	26,299 23,704

Income before income taxes	97,543 82,992
Income taxes	36,016 33,340

NET INCOME	$61,527 $49,652

DIVIDENDS DECLARED	$15,400 $14,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(based on 20 million average shares outstanding)	$ 3.08 $ 2.48

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.77 $ 0.70

OPERATING RATIOS
Net interest margin	2.30% 2.16%
Operating expense as a percentage of average student loans	0.50% 0.51%
Return on equity	31.61% 30.12%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 19,842,116	$ 19,173,992
Less: Allowance for loan losses	(5,734)	(5,484)
Student loans, net	19,836,382	19,168,508
Loans available for sale	1,945,230	1,361,874
Cash	205	383
Other assets	490,834	474,839

Total Assets	$ 22,272,651	$ 21,005,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 14,401,345	$ 15,789,900
Long-term borrowings	6,650,000	4,000,000
Payable to principal stockholder	5,748	6,247
Deferred income taxes	117,628	105,897
Other liabilities	278,981	338,524

Total Liabilities	21,453,702	20,240,568

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	135,688	135,205
Retained earnings	682,269	636,142
Accumulated other changes in equity from nonowner sources	792	(6,511)

Total Stockholders' Equity	818,949	765,036

Total Liabilities and Stockholders' Equity	$ 22,272,651	$ 21,005,604

AVERAGE STUDENT LOANS	$ 21,362,608	$ 19,481,147
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended
	March 31,
	2003	2002
Cash flows from operating activities:
Net income	$ 61,527	$ 49,652
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	18,780	15,355
Provision for loan losses	2,495	2,001
Deferred tax provison	6,665	9,487
Gain on securitization of loans	-	(3,121)
(Increase) in accrued interest receivable	(6,004)	(3,381)
Decrease/(increase) in other assets	390	(23,164)
(Decrease)/increase in other liabilities	(53,934)	135,236
Net cash provided by operating activities	29,919	182,065

Cash flows from investing activities:
Disbursement of loans	(1,327,520)	(957,193)
Loan portfolio purchases	(533,701)	(266,126)
Loan purchases held for sale	(545,980)	(303,418)
Loan reductions	1,150,612	862,498
Proceeds on loan securitization	-	249,317
Deferred fees	(14,801)	(10,610)
Capital expenditures on equipment and computer software	(4,752)	1,767)
Net cash used in investing activities	(1,276,142)	(427,299)

Cash flows from financing activities:
Net (decrease)/increase in borrowings with original
maturities of one year or less	(1,988,555)	158,215
Repayments of long-term borrowings	(2,200,000)	-
Proceeds from long-term borrowings	5,450,000	100,000
Dividends paid to stockholders	(15,400)	(14,000)
Net cash provided by financing activities	1,246,045	244,215

Net decrease in cash	(178)	(1019)
Cash - beginning of period	383	1,222

Cash - end of period	$ 205	$ 203

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 133,139	$ 23,044
Income taxes paid, net of refunds	$ 60,529	$ 37,801

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 135,405	$ 135,051
Other	483	354
Balance, end of period	$ 135,888	$ 135,405

RETAINED EARNINGS
Balance, beginning of period	$ 636,142	$ 516,651
Net income	61,527	49,652
Common dividends declared, $0.77 per common share in 2003;
$0.70 per common share in 2002	(15,400)	(14,000)
Balance, end of period	$ 682,269	$ 552,303

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ (6,511)	$ -
Net change in cash flow hedges, net of taxes of $2,336	3,233	-
Net change in unrealized gains in investment securities, net of taxes of $2,675 in 2003 and $242 in 2002	4,070	351
Balance, end of period	$ 792	$ 351

TOTAL STOCKHOLDERS' EQUITY	$818,949	$688,059

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net Income	$ 61,527	$ 49,652
Changes in equity from nonowner sources, net of taxes	7,303	351
Total changes in equity from nonowner sources	$ 68,830	$ 50,003

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
March 31, 2003

1.       Significant Accounting Policies

         Interim Financial Information

The financial information of The Student Loan Corporation (the "Company") as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three-month period ended March 31, 2003 may not be indicative of the results for the full year ended December 31, 2003. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Annual Report and Form 10-K.

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

         Revenue Recognition

Revenues, which include interest, fees, and gains on loans securitized if any, are recognized as earned. Interest income may include special allowance payments and other interest subsidies made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the "Act").

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

         Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan ("FFEL") Program authorized by the U.S. Department of Education (the "Department") under the Act, and are insured by guaranty agencies ("guarantors"). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios. The determination of the average life is based upon a consideration of a variety of factors, including customer pre-payments and guarantor payments received through the claims process.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers or are covered under risk-sharing agreements with creditworthy universities.

         Allowance for Loan Losses

Allowance for loan losses primarily is a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act, which provide for lender risk-sharing of 2% of the principal and accrued interest on most claims of FFEL Program defaulted loans. The allowance also reserves for estimated losses on CitiAssist Loans. Most of the Company's CitiAssist Loan portfolio is insured by Globe Indemnity Company ("GIC"), a subsidiary of Royal & Sun Alliance, and other investment-grade private third party insurers and are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through United Guaranty Corporation, a subsidiary of American International Group ("AIG"). Under the new insurer, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

The allowance is established based on estimates of probable losses inherent in the FFEL Program and CitiAssist Loan portfolios and is determined through various statistical analyses. These include migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. The estimated losses (net of any third party risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.

         Student Loan Securitizations

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells securities, backed by the student loan assets, to outside investors. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, gains or losses on the sale of the student loans are recorded at the time of securitization. Residual interests that are retained in the loans securitized are accounted for as investments in available-for-sale debt securities. Initial and subsequent measurements of the fair value of the residual retained interests are performed using a discounted cash flow model.

         Loans Available for Sale

Loans available for sale represent loans originated or purchased by the Company for future securitization. These loans are recorded at the lower of cost or market value. Any net credit losses on these loans are charged to other expense as incurred.

         Hedging Transactions

The Company's interest rate swap agreements are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivatives be recorded at fair value on the balance sheet. Fair value is determined by discounting the cash flows using market interest rates through the contractual maturity dates. These derivatives, which have been designated and are effective as cash flow hedges, are recorded in other liabilities. Changes in these derivatives' fair values, net of taxes, are recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No.149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

2.       Accounting Changes

The Company participates in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company's employees. In January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", prospectively to all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", issued in December 2002. The fair value recognition provisions of SFAS No. 123 require that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", application of which generally results in no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Effective January 1, 2003, the Company began recording an expense for these awards. The adoption of SFAS No. 123 did not have a material impact on the Company's financial condition or results of operations. Changes have been made to various stock-based compensation plan provisions for awards granted in 2003. Other changes also may be made that may impact the expense recognized under SFAS No. 123.
Also, in January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. Variable Interest Entities ("VIEs") are defined as entities: (1) that have an equity investment that is not sufficient to finance their activities without additional subordinated financial support from other parties, or (2) that have equity investors that lack certain essential characteristics of a controlling interest, such as the ability to make significant decisions about the entity's activities or the obligation to absorb the expected losses or receive the expected returns of the entity. Certain entities, including transferors to qualifying special-purpose entities ("QSPEs") meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company's securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE's financial statements will not be consolidated with the financial statements of the Company. Therefore, the impact of adopting FIN 46 was not material to the Company's financial condition or results of operations.

3.       Related Party Transactions

Citibank (New York State) ("CNYS"), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. The Company's FFEL Program loan portfolio primarily consists of student loans originated through a trust agreement with CNYS. The majority of the Company's loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $7.9 million and $7.2 million for the first quarters of 2003 and 2002, respectively. In addition, the Company recorded loan origination and servicing revenue of $2.8 million and $2.0 million for the first three months of 2003 and 2002, respectively, for work performed by the Company on CitiAssist Loans held by CNYS prior to purchase by the Company.

At March 31, 2003, the Company had outstanding short- and long-term unsecured borrowings with CNYS, pursuant to the terms of an Omnibus Credit Agreement (the "Omnibus Agreement"), of $14.4 billion and $6.7 billion, respectively. At March 31, 2003 and 2002, the total outstanding borrowings had contracted weighted average interest rates of 1.8% and 3.6%, respectively, based on LIBOR, at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2003 and 2002, the Company incurred $93.4 million and $163.3 million, respectively, in interest expense payable to CNYS related to these borrowings.

In 2002, the Company entered into a number of interest rate swap agreements with a subsidiary of Citigroup. At March 31, 2003, the agreements had notional amounts totaling $3.2 billion and remaining terms of between three and twenty-one months. For the quarter ended March 31, 2003, the Company realized $3.6 million in interest expense related to these swap agreements. No interest expense was realized on the swap agreements during the first quarter of 2002.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Also, certain of the Company's employees perform services on behalf of other Citigroup entities, which are unrelated to the business of education financing, and for which the Company receives compensation. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated parties.

4.       Interest Rate Swap Agreements

To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company's borrowing rates (based on LIBOR) and the student loan lending rates (based primarily on the 91-day Treasury Bill). The Company's hedges are in compliance with the hedge accounting provisions of SFAS No. 133, as amended, and management expects the Company's hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

In 2002, the Company entered into a number of interest rate swap agreements with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.2 billion and contractual terms of between six and twenty-four months. The fair value of the swaps at March 31, 2003 was a $6.3 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $2.5 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of tax, are summarized as follows:

Three-Month Period
(Dollars in thousands)	Ended March 31, 2003
Beginning Balance	($7,010)
Net unrealized gain from cash flow hedges	1,041
Net amounts reclassified to earnings	2,192
Ending Balance	($3,777)

Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense. No changes in equity from nonowner sources from cash flow hedges were reported for the first three months of 2002.

5.       Commitments and Contingencies

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

Amendments to the Act have reduced the net interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins will continue as more loans are originated with lower yields. In addition, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced margins. Any such amendment could adversely affect the Company's business and prospects.

6.      Student Loan Securitization

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company's program to securitize student loans, the loans are sold at par value, through a wholly owned special purpose subsidiary, to an independent trust that was established for that purpose. The trust, in turn, sells debt securities, backed by the student loan assets, to outside investors. The Company has retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue.

At March 31, 2003, total student loan assets held by the trust were approximately $435.2 million. At that time, approximately $0.2 million of receivables was due from the trust for accrued interest on a note receivable and no amounts were payable to the trust. During the quarter ended March 31, 2003, the Company received cash flows from the trust of $0.2 million for loan servicing and administrative fees as the master servicer. During the first quarter of 2003, there were no new securitizations of student loans.

At March 31, 2003, the Company maintained an ownership interest in the assets securitized of approximately $28.5 million in the form of residual retained interests. These retained interests, composed of a note receivable and other retained interests, are included in other assets in the Company's financial statements. The Company accounts for the retained interests as investments in available-for-sale debt securities. As of March 31, 2003, the Company had an unrealized holding gain of $4.6 million, net of taxes of $3.0 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Of this unrealized gain, $4.1 million, net of taxes, was recorded in the first quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Critical Accounting Policies

There were no material changes to the Company's critical accounting policies during the first quarter of 2003. The Company considers its accounting policies on revenue recognition, allowance for loan losses, student loan securitizations, and hedging transactions to be its critical accounting policies. For a description of these and other significant accounting policies, see Note 1 to the financial statements and the Company's 2002 Annual Report and Form 10-K.

         Accounting Changes

For accounting changes adopted in the first quarter of 2003, see Note 2 to the financial statements.

         Financial Condition

At March 31, 2003, the Company's student loan assets were composed of a $19.8 billion portfolio of loans held and a $2.0 billion inventory of loans available for sale. These $21.8 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan ("FFEL") Program, increased by $1.3 billion (6%) from $20.5 billion at December 31, 2002. This growth was attributable to FFEL Program loan disbursements totaling $1,328 million and loan purchases of $1,080 million in the first quarter of 2003, partially offset by $1,151 million in loan reductions (attributable to borrower principal payments, loan consolidations and claims paid by guarantors) and other adjustments of $6 million. During the three months ended March 31, 2002, the Company had FFEL Program loan disbursements of $957 million, loan purchases of $570 million, loan securitizations of $249 million, loan reductions of $862 million and other adjustments of $4 million.

An analysis of loan disbursements for the first three months of 2003 and 2002 is presented below:

(Dollars in millions)	2003	2002	Difference	% Change
FFEL Program Stafford and PLUS Loans	$ 913	$767	$146	19%
FFEL Program Federal Consolidation Loans *	415	190	225	118%
Total loan disbursements	$1,328	$957	$371	39%

* Amounts exclude Federal Consolidation Loans generated through third party marketing relationships, which are reported as purchases since these Consolidation Loans require the payment of third party procurement costs in order to obtain the underlying loans for consolidation.

The increase in loan disbursements for the first three months of 2003, compared to the same period last year, is primarily due to increased Federal Consolidation Loan volumes resulting from the current interest rate environment, which has induced more borrowers to convert their existing student loans into fixed rate Consolidation Loans. Also, increased disbursement volumes were generated by ongoing sales and electronic commerce initiatives.

From time to time, the Company makes student loan purchases. For the first three months of 2003, the Company's student loan purchases included $534 million purchased for its portfolio and $546 million purchased for its resale inventory. The Company's total loan purchases for the first three months of 2003 and 2002 are shown in the table below:

(Dollars in millions)	2003	2002	Difference	%Change
FFEL Program Stafford and PLUS Loans	$ 34	$ 50	$ (16)	(32%)
FFEL Program Federal Consolidation Loans	720	325	395	122%
CitiAssist Loans	326	195	131	67%
Total loan purchases	$1,080	$ 570	$ 510	89%

The $510 million increase in loan purchases is primarily attributable to growth in Federal Consolidation Loan volumes, which are primarily targeted for its available for sale inventory. This available for sale inventory was established to create a portfolio of loans available for future securitization and its size is dependent on the needs of the securitization program, as well as current market conditions. The growth in the Consolidation Loan volume is a result of the current interest rate environment, which has induced more borrowers to convert their existing student loans into fixed rate Consolidation Loans. The Company's participation in securitization and secondary market loan activities is dependent upon market conditions.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CNYS through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the current value at the time of purchase, including contractual fees. At March 31, 2003, CitiAssist Loans of $489 million had been disbursed by CNYS, but not yet purchased by the Company and are not included in the Company's March 31, 2003 loan portfolio. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees.

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140. Under the Company's program to securitize student loans, the loans are sold at par value, through a wholly owned special purpose subsidiary, to an independent trust that was established for that purpose. The trust, in turn, sells debt securities, backed by the student loan assets, to outside investors. The Company has retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue.

At March 31, 2003, total student loan assets held by the trust were approximately $435.2 million. At that time, approximately $0.2 million of receivables was due from the trust for accrued interest on a note receivable and no amounts were payable to the trust. During the quarter ended March 31, 2003, the Company received cash flows from the trust of $0.2 million for loan servicing and administrative fees as the master servicer. During the first quarter of 2003, there were no new securitizations of loan assets.

At March 31, 2003, the Company maintained an ownership interest in the assets securitized of approximately $28.5 million in the form of residual retained interests. These retained interests, composed of a note receivable and other retained interests, are included in other assets in the Company's financial statements. The Company accounts for the retained interests as investments in available-for-sale debt securities. As of March 31, 2003, the Company had an unrealized holding gain of $4.6 million, net of taxes of $3.0 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Of this unrealized gain, $4.1 million, net of taxes, was recorded in the first quarter of 2003.
To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company's borrowing rates (based on LIBOR) and the student loan lending rates (based primarily on the 91-day Treasury Bill). The Company's hedges are in compliance with the hedge accounting provisions of SFAS No. 133, as amended, and management expects the Company's hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

In 2002, the Company entered into a number of interest rate swap agreements with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.2 billion and contractual terms of between six and twenty-four months. The fair value of the swaps at March 31, 2003 was a $6.3 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $2.5 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. For additional information on the Company's interest rate swap agreements, see Note 4 to the financial statements.

Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. In the first three months of 2003, the Company paid income taxes, net of refunds, of $61 million, primarily pursuant to a tax-sharing agreement with CNYS, compared to $38 million paid in the same period last year. The increase in taxes paid is primarily attributable to the timing of CNYS' requests for tax payments and is not reflective of any significant changes in the tax provision.

The Company's short- and long-term debt was procured primarily through an Omnibus Credit Agreement with CNYS, which provides for a maximum aggregate credit limit of $25 billion. Short-term debt decreased by $1.4 billion to $14.4 billion at March 31, 2003, compared to that outstanding at December 31, 2002. The decrease was primarily attributable to a $13.8 billion repayment of short-term borrowings in the first quarter of 2003, partially offset by new short-term borrowings of $9.6 billion and a $2.8 billion reclassification of maturing long-term debt to short-term. The $2.7 billion increase in long-term borrowings at March 31, 2003, compared to December 31, 2002, was primarily due to the procurement of $5.5 billion of new long-term borrowings, partially offset by the reclassification of $2.8 billion of maturing long-term debt to short-term. The new borrowings were used primarily to fund new loan disbursements and purchases.

At March 31, 2003 and 2002, the total outstanding borrowings had weighted average interest rates of 1.8% and 3.6%, respectively, based on LIBOR, at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2003 and 2002, the Company incurred $93.4 million and $163.3 million, respectively, in interest expense payable to CNYS related to these borrowings. The $69.9 million decrease in interest expense was primarily attributable to the decline in interest rates. During the first quarter of 2003, the Company made $133 million in interest payments to CNYS, compared to $23 million for the same period in 2002. The difference in interest payments between the two periods primarily resulted from differences in the contractual interest due dates.

The Company paid a quarterly dividend of $0.77 per common share on March 3, 2003. On April 17, 2003, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.77 per share to be paid June 2, 2003 to stockholders of record on May 15, 2003.

         Results of Operations

         Quarter Ended March 31, 2003

Net income was $61.5 million ($3.08 basic and diluted earnings per share) for the first quarter of 2003. This was an increase of $11.9 million (24%) compared to earnings for the same period last year. The improvement is attributable to 17% portfolio growth, driven by record disbursement volume and increased floor income earned on both Consolidation and other FFEL Program loan assets.

The net interest margin for the first quarter of 2003 was 2.30%, up 14 basis points from the first quarter 2002 margin of 2.16%. The improvement in net interest margin was driven by increased floor income resulting from the Company's ability to take advantage of favorable funding opportunities as market interest rates continued to decline. The Company expects the floor income benefit on Stafford Loans, which represent the majority of the Company's loan assets, to end in July 2003, when current borrower interest rates on these Stafford Loans reset.

Total operating expenses for the first quarter of 2003 were $26.3 million, an increase of $2.6 million (11%) from the same period last year, reflecting both the incremental costs incurred to service the larger loan portfolio and the ongoing investments in sales and technology. For the first quarter of 2003, the Company's expense ratio, operating expenses as a percentage of average student loan assets, was 0.50%, reflecting a one basis point improvement from the first quarter of 2002.

An allowance for loan losses provides a reserve for estimated losses on the Company’s FFEL Program loan portfolio under the 2% risk-sharing provisions of the Act. The allowance also provides a reserve for estimated losses on CitiAssist Loans, most of which are insured by Globe Indemnity Company (“GIC”), a subsidiary of Royal & Sun Alliance, and are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through United Guaranty Corporation, a subsidiary of American International Group ("AIG"). Under the new insurer's program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. However, since the increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums, the Company does not expect a material change in overall costs related to the CitiAssist Loan program. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss. In the first quarter of 2003, the provision for loan losses increased by $0.5 million, compared to the same period in 2002. This increase is attributable primarily to growth in the repayment portfolio, including CitiAssist Loans, and is not indicative of any material changes in delinquency or other risk factors between the two periods.

The Company's return on equity was 31.6% for the first quarter of 2003, compared to 30.1% for the same period of 2002.

The Company's effective tax rate for the first three months of 2003 was approximately 37%, compared to 40% for the same period in the prior year. The effective tax rate decrease was primarily attributable to a change in certain estimated tax rates applicable to the Company for 2003 and its impact on the Company's existing deferred tax assets and liabilities.

         Special Allowance and Floor Income

Most FFEL Program Stafford and Parent Loans to Undergraduate Students ("PLUS") Loans originated subsequent to July 23, 1992 have variable rates and qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender's loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date.

The variable borrower rates on most of the Company's FFEL Program Stafford and PLUS Loans are generally subject to annual reset provisions. In periods of declining interest rates, the stated borrower rates become, in effect, interest rate floors. Floor income is generally earned in declining short-term interest rate environments when the Company's cost of funds declines while this borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Floor income may also be earned on certain Federal Consolidation Loans since the borrower interest rate for these loans is fixed for the life of the loan. Depending on the manner in which the Company's assets are funded, the Company may earn higher interest margin spreads, which include floor income, on portions of its portfolio until the borrower interest reset date, which occurs annually for the majority of the Company's loans. During the quarter ended March 31, 2003, the Company earned $33.6 million of floor income, compared to $21.1 million for the same period of 2002.

        Off-Balance Sheet Transactions

The Company entered into two off-balance sheet transactions in 2002 in which certain FFEL Program portfolios of student loan assets were securitized, a process by which the loans are transferred to a special purpose entity ("SPE"), thereby converting the loans into cash before they would have been realized in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors in order to provide the cash to pay for the transferred loans. Investors have recourse to the assets in the trust and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. The Company can use the cash proceeds from the loan sale to retire debt, fund new loan originations, purchase loans or for other business purposes. During the first quarter of 2003, there were no new securitizations of loan assets. For additional information on the Company's student loan securitization activities, see Note 6 to the financial statements.

        Regulatory Impacts

Amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 20-30%, on a national basis, of all student loans originated under federally sponsored programs.
The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

         Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "intend", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio; the Company's ability to service its loan portfolio in accordance with its contractual obligations; the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of the Company's hedging policies; the Company's ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; the Company's ability to continue to develop its electronic commerce initiatives; the Company's success in expanding its guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; the Company's ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the Company's ability to derive incremental economic benefits from greater economies of scale as its portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

Item 3. Quantitative and Qualitative Discussion About Market Risk

The Company's primary market risk exposure results from fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management's responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by a 100 basis point change in the yield curve.

The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of March 31, 2003, a 100 basis point increase in the interest yield curve would have a potential negative impact on the Company's pre-tax earnings of approximately $14.9 million for the next twelve months and approximately $156.4 million thereafter. A 100 basis point decrease in the interest yield curve as of March 31, 2003 would have a potential positive impact on the Company's pre-tax earnings of approximately $22.6 million for the next twelve months and approximately $156.4 million thereafter. The increase in the March 31, 2003 Earnings-at-Risk calculations, compared to those at March 31, 2002, was due to the interest rate environment at March 31, 2003 and its impact on floor income.

Earnings-at-Risk (effect on pre- tax earnings)	March 31, 2003	March 31, 2002
(Dollars in millions)	Next 12 Mos. Thereafter Total	Next 12 Mos. Thereafter Total
One hundred basis point increase	($14.9) ($156.4) ($171.3)	$6.5 ($107.5) ($101.0)
One hundred basis point decrease	$22.6 $156.4 $179.0	($6.5) $107.5 $101.0

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

Item 4. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

	Exhibit Number	Description
	99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

No reports on Form 8-K were filed in the first quarter of 2003; however, on April 22, 2003, the Company filed a Current Report on Form 8-K, dated April 22, 2003, reporting under Items 7 and 12 thereof its results of operations for the quarter ended March 31, 2003 and filing therewith a copy of the related press release.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

                The Student Loan Corporation

By /s/ Steven J. Gorey
          Steven J. Gorey
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:   /s/ Yiannis Zographakis
Principal Executive Officer

I, Steven J. Gorey, certify that:

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
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:   /s/ Steven J. Gorey
Principal Financial and Accounting Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Student Loan Corporation (the "Company") for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Yiannis Zographakis, as Chief Executive Officer of the Company, and Steven J. Gorey, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
May 14, 2003

/s/ Steven J. Gorey
Steven J. Gorey
Chief Financial Officer
May 14, 2003

This certification accompanies each Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.