Form 10-Q
period 2003-06-30
STUDENT LOAN CORP
filed 2003-08-14
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes X       No

        On August 8, 2003, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Form 10-Q

Part I Financial Information
                                                                                                                                                                Page
         Item 1 - Financial Statements

                      Statement of Income (Unaudited) for the Three- and Six-Month Periods
                         Ended June 30, 2003 and 2002 .............................................................................           3

                      Balance Sheet as of June 30, 2003 (Unaudited)
                         and December 31, 2002 (Audited).......................................................................           4

                      Statement of Cash Flows (Unaudited) for the Six-Month Periods Ended
                         June 30, 2003 and 2002........................................................................................           5

                      Statement of Changes in Stockholders' Equity (Unaudited) for the
                         Six-Month Periods Ended June 30, 2003 and 2002.............................................           6

                      Notes to Financial Statements (Unaudited).............................................................         7-13

          Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations.............................................................................       14-20

          Item 3 - Quantitative and Qualitative Discussion About Market Risk................................         21

          Item 4 - Controls and Procedures........................................................................................         22

Part II Other Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three months ended	Six months ended
	June 30,	June 30,
	2003 2002	2003 2002
REVENUE
Interest income	$207,406 $266,350	$425,566 $529,234
Interest expense	100,439 165,877	197,466 329,153
Net interest income	106,967 100,473	228,100 200,081
Less: provision for loan losses	(4,178) (3,294)	(6,673) (5,295)
Net interest income after provision for loan losses	102,789 97,179	221,427 194,786
Fee and other income	3,718 3,183	8,922 12,272
Total revenue, net	106,507 100,362	230,349 207,058

OPERATING EXPENSES
Salaries and employee benefits	6,984 7,135	13,899 13,294
Other expenses	22,928 21,926	42,312 39,471
Total operating expenses	29,912 29,061	56,211 52,765

Income before income taxes	76,595 71,301	174,138 154,293
Income taxes	30,490 29,106	66,506 62,446
NET INCOME	$46,105 $42,195	$107,632 $91,847

DIVIDENDS DECLARED	$15,400 $14,000	$ 30,800 $28,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(based on 20 million average shares outstanding)	$ 2.31 $ 2.11	$ 5.38 $ 4.59

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.77 $ 0.70	$ 1.54 $ 1.40

OPERATING RATIOS
Net interest margin	1.94% 2.12%	2.12% 2.14%
Operating expense as a percentage of average student
loans	0.54% 0.61%	0.52% 0.56%
Return on Equity	22.09% 24.11%	26.72% 27.04%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 20,226,113	$ 19,173,992
Less: allowance for loan losses	(6,434)	(5,484)
Student loans, net	20,219,679	19,168,508
Loans available for sale	2,049,303	1,361,874
Cash	245	383
Other assets	503,528	474,839

Total Assets	$ 22,772,755	$ 21,005,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 12,739,030	$ 15,789,900
Long-term borrowings	8,750,000	4,000,000
Payable to principal stockholder	5,748	6,247
Deferred income taxes	127,267	105,897
Other liabilities	296,504	338,524

Total Liabilities	21,918,549	20,240,568

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	135,747	135,205
Retained earnings	712,974	636,142
Accumulated other changes in equity from nonowner sources	5,285	(6,511)

Total Stockholders' Equity	854,206	765,036

Total Liabilities and Stockholders' Equity	$ 22,772,755	$ 21,005,604

AVERAGE STUDENT LOANS	$ 21,739,435	$ 19,481,147
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 107,632	$ 91,847
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	55,646	31,476
Provision for loan losses	6,673	5,295
Deferred tax provison	13,392	5,439
Realized gains on securitized loans	(312)	(3,121)
(Increase) in accrued interest receivable	(16,134)	(28,384)
Decrease/(increase) in other assets	7,524	(18,952)
(Decrease)/increase in other liabilities	(32,521)	255,700
Net cash provided by operating activities	141,900	339,300

Cash flows from investing activities:
Disbursement of loans	(1,692,206)	(1,412,025)
Loan portfolio purchases	(1,205,375)	(829,064)
Loan purchases held for sale	(655,694)	(553,762)
Loan reductions	1,754,586	1,485,811
Proceeds from loans securitized	-	249,317
Capital expenditures on equipment and computer software	(11,679)	(3,874)
Net cash used in investing activities	(1,810,368)	(1,063,597)

Cash flows from financing activities:
Net (decrease)/increase in borrowings with original
maturities of one year or less	(3,650,870)	501,660
Repayments of long-term borrowings	(2,200,000)	-
Proceeds from long-term borrowings	7,550,000	250,000
Dividends paid to stockholders	(30,800)	(28,000)
Net cash provided by financing activities	1,668,330	723,660

Net decrease in cash	(138)	(637)
Cash - beginning of period	383	1,222

Cash - end of period	$ 245	$ 585

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 201,996	$ 30,855
Income taxes paid, net of refunds	$ 61,297	$ 70,445

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended June 30,
	2003	2002
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 135,405	$ 135,051
Other	542	354
Balance, end of period	$ 135,947	$ 135,405

RETAINED EARNINGS
Balance, beginning of period	$ 636,142	$ 516,651
Net income	107,632	91,847
Common dividends declared, $0.77 per common share in 2003;
$0.70 per common share in 2002	(30,800)	(28,000)
Balance, end of period	$ 712,974	$ 580,498

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ (6,511)	$ -
Net change in cash flow hedges, net of taxes of $3,881 in 2003 and
($578) in 2002	5,573	(838)
Net change in unrealized gains in investment securities,
net of taxes of $4,101 in 2003 and $242 at 2002	6,223	351
Balance, end of period	$ 5,285	$ (487)

TOTAL STOCKHOLDERS' EQUITY	$854,206	$715,416

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net Income	$ 107,632	$ 91,847
Changes in equity from nonowner sources, net of taxes	11,796	(487)
Total changes in equity from nonowner sources	$ 119,428	$ 91,360

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
June 30, 2003

1.       Significant Accounting Policies

         Interim Financial Information

The financial information of The Student Loan Corporation (the "Company") as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three- and six-month periods ended June 30, 2003 may not be indicative of the results for the full year ended December 31, 2003. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Annual Report and Form 10-K.

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

Premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios. Average life is determined based upon a consideration of a variety of factors, including market interest rates, customer prepayments and guarantor payments received through the claims process. The average life of a student loan may be different from one portfolio to another based upon loan type, year of purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. The average lives of these loans are reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

         Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan ("FFEL") Program authorized by the U.S. Department of Education (the "Department") under the Act, and are insured by guaranty agencies ("guarantors"). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the average life of the student loans in those portfolios. The determination of the average life is based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers or are covered under risk-sharing agreements with creditworthy universities.

         Allowance for Loan Losses

Allowance for loan losses primarily is a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act, which provide for lender risk-sharing of 2% of the principal and accrued interest on most claims of FFEL Program defaulted loans. The allowance also reserves for estimated losses on CitiAssist Loans. Most of the Company's CitiAssist Loan portfolio is insured by Guaranty National Insurance Company and Globe Indemnity Company ("GIC"), subsidiaries of Royal & Sun Alliance, and other investment-grade private third party insurers and are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group ("AIG"). Under the new insurer, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

The allowance is established based on estimates of probable losses inherent in the FFEL Program and CitiAssist Loan portfolios and is determined through various statistical analyses. These include migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. The estimated losses (net of any third party risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency for FFEL Program loans and 30 days of delinquency for CitiAssist Loans. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characterisitcs of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that financial instruments that fall within the scope of this Statement be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. This Statement is not expected to have a material impact on the Company's financial statements.

3.       Related Party Transactions

Citibank (New York State) ("CNYS"), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. The Company's FFEL Program loan portfolio primarily consists of student loans originated through a trust agreement with CNYS. The majority of the Company's loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $14.4 million and $14.8 million for the six month periods ended June 30, 2003 and 2002, respectively. In addition, the Company recorded loan origination and servicing revenue of $4.1 million and $3.1 million for the first six months of 2003 and 2002, respectively, for work performed by the Company on CitiAssist Loans held by CNYS prior to purchase by the Company.

At June 30, 2003, the Company had outstanding short- and long-term unsecured borrowings with CNYS, pursuant to the terms of an Omnibus Credit Agreement (the "Omnibus Agreement"), of $12.7 billion and $8.8 billion, respectively. At June 30, 2003 and 2002, the total outstanding borrowings had contracted weighted average interest rates of 1.8% and 3.6%, respectively, based on LIBOR, at the time the borrowings were established or rates reset. For the six month periods ended June 30, 2003 and 2002, the Company incurred $189.4 million and $329.2 million, respectively, in interest expense payable to CNYS related to these borrowings.

On May 30, 2003, the Office of the Comptroller of the Currency approved the merger of CNYS into Citibank, N.A. The effective date of the merger is scheduled for August 30, 2003. Following the effective date of the merger, Citibank N.A., an indirect wholly owned subsidiary of Citigroup, Inc., will own 80% of the outstanding common stock of the Company, and the Company's FFEL Program loan portfolio will be originated through a trust agreement with Citibank, N.A. In addition, following the effective date of the merger, Citibank, N.A. will be a party to all intercompany agreements that the Company currently has with CNYS, including the credit agreements outstanding under the Omnibus Agreement, and Citibank, N.A. will succeed to all of the rights and assume all of the obligations of CNYS, under such intercompany agreements. It is not expected that the contemplated merger will have any substantive effect on the financial condition or results of operations of the Company.

In 2002, the Company entered into a number of interest rate swap agreements with a subsidiary of Citigroup. At June 30, 2003, the agreements had notional amounts totaling $3.2 billion and contractual terms of between six and twenty-four months. For the three- and six-month periods ended June 30, 2003, the Company realized $4.4 million and $8.1 million, respectively, in interest expense related to these swap agreements. No interest expense was realized on the swap agreements during the first six months of 2002.

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

4.       Interest Rate Swap Agreements

To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company's borrowing rates (based on LIBOR) and the student loan lending rates (based primarily on the 91-day Treasury Bill rate). The Company's hedges are in compliance with the hedge accounting provisions of SFAS No. 133, as amended, and management expects the Company's hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

In 2002, the Company entered into a number of interest rate swap agreements with a subsidiary of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.2 billion and contractual terms of between six and twenty-four months. Swap agreements with notional amounts totaling $1.3 billion matured on July 1, 2003. The fair value of the swaps at June 30, 2003 was a $2.4 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $1.0 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Most of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next six months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of tax, are summarized as follows:

	Three-Month Period	Six-Month Period
(Dollars in thousands)	Ended June 30, 2003	Ended June 30, 2003
Beginning Balance	($3,777)	($7,010)
Net unrealized (loss)/gain from cash flow hedges	(334)	707
Net amounts reclassified to earnings	2,674	4,866
Ending Balance	($1,437)	($1,437)

Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense. A net unrealized loss of $0.8 million, net of taxes, from cash flow hedges was reported in equity from nonowner sources for the first six months of 2002. No amounts were reclassified into earnings from accumulated other changes in equity from nonowner sources during the first six months of 2002.

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

Amendments to the Act have reduced the net interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins will continue as more loans are originated with lower yields. Also, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced lender net interest margins, in addition to influencing customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company's business and prospects.

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

At June 30, 2003, total student loan assets held by the trust were approximately $429.5 million. At that time, the Company maintained an ownership interest in the assets securitized of approximately $25.9 million in the form of residual retained interests. The Company accounts for the retained interests as investments in available-for-sale debt securities and records them in other assets in the Company's financial statements. At June 30, 2003, the retained interests were composed of a junior certificate of $2.2 million and other retained interests of $23.7 million. During the second quarter of 2003, a $6.6 million cash payment was received from the trust related to the junior certificate. This payment represents a $6.3 million reduction of principal on the junior certificate and a related $0.3 million payment of accrued interest. In addition, the payment resulted in the recognition of a $0.3 million pretax gain, included in net income, that was previously recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity as an unrealized holding gain on the junior certificate. At June 30, 2003, the Company had an unrealized holding gain on its retained interests of $6.7 million, net of taxes of $4.4 million, recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $2.3 million, net of taxes, was recorded in the second quarter of 2003.

In addition to the $6.6 million payment related to the note receivable, the Company also received cash flows of $0.3 million from the trust during the first six months of 2003 for loan servicing and administrative fees as the master servicer. At June 30, 2003, $0.01 million of receivables was due from the trust for portfolio servicing fees and accrued interest on the note receivable. No amounts were paid or payable to the trust during the second quarter of 2003. No new securitization transactions were entered into during the first six months of 2003.

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

At June 30, 2003, the key assumptions used to value retained interests were as follows:

Discount Rate	5.5%
Constant prepayment rate	3.0%
Anticipated net credit losses	0.24%

Sensitivity of the fair value to adverse changes in the key assumptions were as follows at June 30, 2003:

(Dollars in thousands) Carrying value of retained interests $25,877.9
Discount Rate 5.5% +10% $ (748.8) +20% $ (1,461.7) Constant prepayment rate 3.0% +10% $ (154.9) +20% $ (307.4) Anticipated net credit losses 0.24% +10% $ (267.9) +20% $ (535.9)

These estimates and assumptions, based upon the collateral held by the trust, are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Critical Accounting Policies

There were no material changes to the Company's critical accounting policies during the second quarter of 2003. The Company considers its accounting policies on revenue recognition, allowance for loan losses, student loan securitizations, and hedging transactions to be its critical accounting policies. For a description of these and other significant accounting policies, see Note 1 to the financial statements and the Company's 2002 Annual Report and Form 10-K.

         Accounting Changes

For accounting changes adopted in the second quarter of 2003, see Note 2 to the financial statements.

         Financial Condition

At June 30, 2003, the Company's student loan assets were composed of a $20.3 billion portfolio of loans held and a $2.0 billion inventory of loans available for sale. These $22.3 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan ("FFEL") Program, increased by $1.7 billion (8%) from $20.5 billion at December 31, 2002. This growth was attributable to FFEL Program loan disbursements totaling $1,692 million and loan purchases of $1,861 million in the first six months of 2003, partially offset by $1,755 million in loan reductions (attributable to borrower principal payments, loan consolidations and claims paid by guarantors), and other adjustments of $58 million. During the six months ended June 30, 2002, the Company had FFEL Program loan disbursements of $1,412 million, loan purchases of $1,383 million, loan securitizations of $249 million, loan reductions of $1,483 million and other adjustments of $47 million.

An analysis of loan disbursements for the first six months of 2003 and 2002 is presented below:

(Dollars in millions)	2003	2002	Difference	% Change
FFEL Program Stafford and PLUS Loans	$1,241	$1,046	$195	19%
FFEL Program Federal Consolidation Loans *	451	366	85	23%
Total loan disbursements	$1,692	$1,412	$280	20%

* Amounts exclude Federal Consolidation Loans generated through third party marketing relationships, which are reported as purchases since these Consolidation Loans require the payment of third party procurement costs in order to obtain the underlying loans for consolidation.

The increase in loan disbursements for the first six months of 2003, compared to the same period last year, is primarily due to increased Federal Consolidation Loan volumes resulting from the current interest rate environment, which has induced more borrowers to convert their existing federally guaranteed student loans into fixed rate Consolidation Loans. Also, increased disbursement volumes were generated by ongoing sales and electronic commerce initiatives.

From time to time, the Company makes student loan purchases. For the first six months of 2003, the Company's student loan purchases included $1,205 million purchased for its portfolio and $656 million purchased for its resale inventory. During the six months ended June 30, 2002, the Company purchased $829 million of student loans for its portfolio and $554 million for its resale inventory.

The Company's total loan purchases for the first six months of 2003 and 2002 are shown in the table below:

(Dollars in millions)	2003	2002	Difference	% Change
FFEL Program Stafford and PLUS Loans	$ 95	$ 179	$ (84)	(47%)
FFEL Program Federal Consolidation Loans	909	596	313	53%
CitiAssist Loans	857	608	249	41%
Total loan purchases	$1,861	$1,383	$ 478	35%

The $478 million increase in loan purchases is primarily attributable to growth in Federal Consolidation Loan volumes, which are purchased primarily for its available for sale inventory. This available for sale inventory was established to create a portfolio of loans available for future securitization and its size is dependent on the needs of the securitization program, as well as current market conditions. The growth in the Consolidation Loan volume is a result of the current interest rate environment, which has induced more borrowers to convert their existing federally guaranteed student loans into fixed rate Consolidation Loans. The Company's participation in securitization and secondary market loan activities is dependent upon market conditions.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CNYS through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at their current value at the time of purchase, including contractual fees. At June 30, 2003, CitiAssist Loans of $68 million had been disbursed by CNYS, but had not yet been purchased by the Company. These loans are not included in the Company's June 30, 2003 loan portfolio. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees.

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Under the Company's program to securitize student loans, the loans are sold at par value, through a wholly owned special purpose subsidiary, to an independent trust that was established for that purpose. The trust, in turn, sells debt securities, backed by the student loan assets, to outside investors. The Company has retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue.

At June 30, 2003, total student loan assets held by the trust were approximately $429.5 million. At that time, the Company maintained an ownership interest in the assets securitized of approximately $25.9 million in the form of residual retained interests. The Company accounts for the retained interests as investments in available-for-sale debt securities and records them in other assets in the Company's financial statements. At June 30, 2003, the retained interests were composed of a junior certificate of $2.2 million and other retained interests of $23.7 million. During the second quarter of 2003, a $6.6 million cash payment was received from the trust related to the junior certificate. This payment represents a $6.3 million reduction of principal on the junior certificate and a related $0.3 million payment of accrued interest. In addition, the payment resulted in the recognition of a $0.3 million pretax gain, included in net income, that was previously recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity as an unrealized holding gain on the junior certificate. At June 30, 2003, the Company had an unrealized holding gain on its retained interests of $6.7 million, net of taxes of $4.4 million, recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $2.3 million, net of taxes, was recorded in the second quarter of 2003.

In addition to the $6.6 million payment related to the note receivable, the Company also received cash flows of $0.3 million from the trust during the first six months of 2003 for loan servicing and administrative fees as the master servicer. At June 30, 2003, $0.01 million of receivables was due from the trust for portfolio servicing fees and accrued interest on the note receivable. No amounts were paid or payable to the trust during the second quarter of 2003. No new securitization transactions were entered into during the first six months of 2003.

To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company's borrowing rates (based on LIBOR) and the student loan lending rates (based primarily on the 91-day Treasury Bill rate). The Company's hedges are in compliance with the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and management expects the Company's hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

In 2002, the Company entered into a number of interest rate swap agreements with a subsidiary of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.2 billion and contractual terms of between six and twenty-four months. Swap agreements with notional amounts totaling $1.3 billion matured on July 1, 2003. The fair value of the swaps at June 30, 2003 was a $2.4 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $1.0 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Most of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next six months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. For additional information on the Company's interest rate swap agreements, see Note 4 to the financial statements.

Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. In the first six months of 2003, the Company paid income taxes, net of refunds, of $61 million, primarily pursuant to a tax-sharing agreement with CNYS, compared to $70 million paid in the same period last year. The decrease in taxes paid is primarily attributable to the timing of CNYS' requests for tax payments and is not reflective of any significant changes in the tax provision.

The Company's short- and long-term debt was procured primarily through an Omnibus Credit Agreement with CNYS, which provides for a maximum aggregate credit limit of $25 billion. Short-term debt decreased by $3.1 billion to $12.7 billion at June 30, 2003, compared to that outstanding at December 31, 2002. The decrease was primarily attributable to a $20.9 billion repayment of short-term borrowings in the first six months of 2003, partially offset by new short-term borrowings of $15.0 billion and a $2.8 billion reclassification of maturing long-term debt to short-term debt. The $4.8 billion increase in long-term borrowings at June 30, 2003, compared to December 31, 2002, was primarily due to the procurement of $7.6 billion of new long-term borrowings, partially offset by the reclassification of $2.8 billion of maturing long-term debt to short-term debt. The new borrowings were used primarily to fund new loan disbursements and purchases.

At June 30, 2003 and 2002, the total outstanding borrowings had weighted average interest rates of 1.8% and 3.6%, respectively, based on LIBOR, at the time the borrowings were established or rates reset. For the six-month periods ended June 30, 2003 and 2002, the Company incurred $189.4 million and $329.2 million, respectively, in interest expense payable to CNYS related to these borrowings. The $139.8 million decrease in interest expense was primarily attributable to the decline in interest rates. During the first six months of 2003, the Company made $198 million in interest payments to CNYS, compared to $31 million for the same period in 2002. The difference in interest payments between the two periods primarily resulted from differences in the contractual interest due dates.

The Company paid a quarterly dividend of $0.77 per common share on June 2, 2003. On July 16, 2003, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.77 per share to be paid September 2, 2003 to stockholders of record on August 15, 2003.

         Results of Operations

         Quarter Ended June 30, 2003

Net income was $46.1 million ($2.31 basic and diluted earnings per share) for the second quarter of 2003. This was an increase of $3.9 million (9%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth of 16% over the previous twelve months and increased floor income earned on both Consolidation and Stafford Loan assets. The results also reflect a $17.3 million ($10.4 million net of tax) charge taken to reflect the acceleration of the amortization of the premiums associated with increased principal prepayments of purchased Stafford Loans. The increase in Stafford Loan prepayments was due primarily to increased Consolidation Loan activity initiated by historically low interest rates.

The net interest margin for the second quarter of 2003 was 1.94%, down 18 basis points from the second quarter 2002 margin of 2.12%. The decline was due to the $10.4 million net of tax charge discussed above, partially offset by increased floor income resulting from the Company's ability to take advantage of favorable funding opportunities. Should short-term interest rates increase above the June 30, 2003 level, the floor income benefit could decline materially.

Total operating expenses for the second quarter of 2003 were $29.9 million, an increase of $0.9 million (3%) from the same period last year, reflecting both the incremental costs incurred to service and administer the larger loan portfolio and ongoing infrastructure investments. For the second quarter of 2003, the Company's expense ratio, operating expenses as a percentage of average student loan assets, was 0.54%, reflecting a seven basis point improvement from the second quarter of 2002.

An allowance for loan losses provides a reserve for estimated losses on the Company’s FFEL Program loan portfolio under the 2% risk-sharing provisions of the Act. The allowance also provides a reserve for estimated losses on CitiAssist Loans, most of which are insured by Guaranty National Insurance Company and Globe Indemnity Company (“GIC”), subsidiaries of Royal & Sun Alliance, and are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group ("AIG"). Under the new insurer's program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. However, since the increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums, the Company does not expect a material change in overall costs related to the CitiAssist Loan program. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss. In the second quarter of 2003, the provision for loan losses increased by $0.9 million, compared to the same period in 2002. This increase is due to changes in product mix, including increased CitiAssist Loans, and a 21% increase in loans in repayment since June 30, 2002.

The Company's return on equity was 22.1% for the second quarter of 2003, down 2.0% compared to 24.1% for the same period of 2002.

The Company's effective tax rate for the second quarter of 2003 was approximately 40%, compared to 41% for the same period in the prior year. The effective tax rate decrease was primarily attributable to a change in certain estimated tax rates applicable to the Company for 2003 and its impact on the Company's existing deferred tax assets and liabilities.

         Six Months Ended June 30, 2003

The Company earned net income of $107.6 million ($5.38 basic earnings per share) for the six months ended June 30, 2003, an increase of 17% from the $91.8 million ($4.59 basic earnings per share) for the same period of 2002. Increased floor income and portfolio growth accounted for substantially all of this improvement. The Company's net income for the first six months of 2003 also includes the effect of a $17.3 million ($10.4 million net of tax) charge taken to reflect the acceleration of the amortization of the premiums associated with increased principal prepayments of purchased Stafford Loans. The increase in Stafford Loan prepayments was due primarily to increased Consolidation Loan activity initiated by historically low interest rates.

Total operating expenses for the first six months of 2003 were $56.2 million, $3.4 million (7%) higher than the same period last year. The increase reflects the incremental costs incurred to service and administer the larger loan portfolio and ongoing technology infrastructure investments. Operating expenses as a percentage of average student loans for the first six months of 2003 was 0.52%, compared to 0.56% for the first six months of 2002.

The Company's return on equity was 26.7% for the first six months of 2003, 0.3% lower than the 27.0% return for the same period of 2002.

The Company's effective tax rate was approximately 38% for the first six months of 2003, compared to 40% for the same period in the prior year. The effective tax rate decrease was primarily attributable to a change in certain estimated tax rates applicable to the Company for 2003 and its impact on the Company's existing deferred tax assets and liabilities.

         Special Allowance and Floor Income

Most FFEL Program Stafford and Parent Loans to Undergraduate Students ("PLUS") Loans originated subsequent to July 23, 1992 have variable interest rates and qualify for the federal government's special allowance payment ("SAP"). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender's loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date.

The variable borrower rates on most of the Company's FFEL Program Stafford and PLUS Loans are generally subject to annual reset provisions. In periods of declining interest rates, the stated borrower rates become, in effect, interest rate floors. Floor income is generally earned in declining short-term interest rate environments when the Company's cost of funds declines while the borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Floor income may also be earned on certain Federal Consolidation Loans since the borrower interest rate for these loans is fixed for the life of the loan. Depending on the manner in which the Company's assets are funded, the Company may earn higher interest margin spreads, which include floor income, on portions of its portfolio until the borrower interest reset date, which occurs annually for the majority of the Company's loans. During the three- and six-month periods ended June 30, 2003, the Company earned $30.9 million and $64.5 million, respectively, of floor income. During the three- and six-month periods ended June 30, 2002, the Company earned $18.3 million and $39.4 million, respectively, of floor income. The increase in the 2003 floor income, compared to that earned for the same periods in 2002, was primarily a result of growth in fixed rate Consolidation Loans, which is the largest contributor to the Company's floor income. This increase was partially offset by lower floor income earned on Stafford Loans compared to the prior year.

          Off-Balance Sheet Transactions

The Company entered into two off-balance sheet transactions in 2002 in which certain FFEL Program portfolios of student loan assets were securitized, a process by which the loans are transferred to a special purpose entity ("SPE"), thereby converting the loans into cash before they would have been realized in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors in order to provide the cash to pay for the transferred loans. Investors have recourse to the assets in the trust and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. The Company can use the cash proceeds from the loan sale to retire debt, fund new loan originations, purchase loans or for other business purposes. During the first six months of 2003, there were no new securitizations of loan assets. For additional information on the Company's student loan securitization activities, see Note 6 to the financial statements.

         Regulatory Impacts

Amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program ("Direct Lending"), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 20-30%, on a national basis, of all student loans originated under federally sponsored programs. Also, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced lender net interest margins, in addition to influencing customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company's business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

         Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "intend", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio, especially the effect of such rates on floor income; the Company's ability to service its loan portfolio in accordance with its contractual obligations; the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of the Company's hedging policies; the Company's ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; the Company's ability to continue to develop its electronic commerce initiatives; the Company's success in expanding its guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; the Company's ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the Company's ability to derive incremental economic benefits from greater economies of scale as its portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

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

The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of June 30, 2003, a 100 basis point increase in the interest yield curve would have a potential negative impact on the Company's pre-tax earnings of approximately $12.3 million for the next twelve months and approximately $158.8 million thereafter. A 100 basis point decrease in the interest yield curve as of June 30, 2003 would have a potential positive impact on the Company's pre-tax earnings of approximately $77.5 million for the next twelve months and approximately $156.7 million thereafter. The increase in the June 30, 2003 Earnings-at-Risk calculations, compared to those at June 30, 2002, was due to the interest rate environment at June 30, 2003 and its impact on floor income.

Earnings-at-Risk (effect on pre- tax earnings)	June 30, 2003	June 30, 2002
(Dollars in millions)	Next 12 Mos. Thereafter Total	Next 12 Mos. Thereafter Total
One hundred basis point increase	($12.3) ($158.8) ($171.1)	$10.5 ($117.0) ($106.5)
One hundred basis point decrease	$77.5 $156.7 $234.2	$28.0 $117.0 $145.0

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

Item 4. Controls and Procedures

          (a) Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

          (b) Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company's 2003 Annual Meeting of Stockholders, held May 15, 2003, the Company's stockholders took the following actions:

1. Two directors were elected to the Board of Directors: Evelyn E. Handler (with holders of 19,495,004 shares voting in favor, 146,378 shares withheld and none abstaining); Carl E. Levinson (with holders of 18,989,958 shares voting in favor, 651,424 shares withheld and none abstaining). Ms Handler and Mr.
Levinson will each serve until the year 2006 annual meeting of stockholders.
The terms of office of the other existing directors did not change.

2. The selection of KPMG LLP as the Company's independent auditors for the
2003 fiscal year was ratified (with holders of 19,592,183 shares voting in favor, 46,648 shares voting against and 2,551 abstaining).

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

	Exhibit Number	Description

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K, dated April 22, 2003, reporting under Items 7 and 12 thereof its results of operations for the quarter ended March 31, 2003 and filing therewith a copy of the related press release. On July 21, 2003, the Company filed a Current Report on Form 8-K, dated July 21, 2003, reporting under Items 7 and 12 thereof its results of operations for the quarter ended June 30, 2003 and filing therewith a copy of the related press release.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003

                The Student Loan Corporation

By /s/ Steven J. Gorey
          Steven J. Gorey
                                               Vice President and Principal Financial
                        and Accounting Officer

CERTIFICATION	Exhibit 31.1

I, Yiannis Zographakis, certify that:

1.	I have reviewed this report on Form 10-Q of The Student Loan Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003
By:   /s/ Yiannis Zographakis
Principal Executive Officer

CERTIFICATION	Exhibit 31.2

I, Steven J. Gorey, certify that:

1.	I have reviewed this report on Form 10-Q of The Student Loan Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003
By:   /s/ Steven J. Gorey
Principal Financial and Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Student Loan Corporation (the "Company") for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Yiannis Zographakis, as Chief Executive Officer of the Company, and Steven J. Gorey, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
August 13, 2003

/s/ Steven J. Gorey
Steven J. Gorey
Chief Financial Officer
August 13, 2003

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