Form 10-Q
period 2003-09-30
STUDENT LOAN CORP
filed 2003-11-13
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

    Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the transition period from            to

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

Yes X       No

        On November 10, 2003, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Available on the WorldWide Web at studentloan.com

Form 10-Q

Part I           Financial Information
                                                                                                                                                                Page
         Item 1 - Financial Statements

                      Statement of Income (Unaudited) for the Three- and Nine-Month Periods
                         Ended September 30, 2003 and 2002 ...................................................................           3

                      Balance Sheet as of September 30, 2003 (Unaudited)
                         and December 31, 2002 (Audited).......................................................................           4

                      Statement of Cash Flows (Unaudited) for the Nine-Month Periods Ended
                         September 30, 2003 and 2002..............................................................................           5

                      Statement of Changes in Stockholders' Equity (Unaudited) for the
                         Nine-Month Periods Ended September 30, 2003 and 2002.................................           6

                      Notes to Financial Statements (Unaudited).............................................................         7-13

          Item 2 - Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations.............................................................................       14-20

          Item 3 - Quantitative and Qualitative Discussion About Market Risk................................         21

          Item 4 - Controls and Procedures........................................................................................         22

Part II           Other Information

          Item 6 - Exhibits and Reports on Form 8-K........................................................................         23

Signature........................................................................................................................................         24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three months ended	Nine months ended
	September 30,	September 30,
	2003 2002	2003 2002
REVENUE
Interest income	$204,748 $222,968	$630,314 $752,129
Interest expense	90,108 129,679	287,574 458,832
Net interest income	114,640 93,289	342,740 293,297
Less: provision for loan losses	(3,572) (3,313)	(10,246) (8,608)
Net interest income after provision for loan losses	111,068 89,976	332,494 284,689
Fee and other income	5,498 4,968	14,421 17,313
Total revenue, net	116,566 94,944	346,915 302,002

OPERATING EXPENSES
Salaries and employee benefits	7,418 6,526	21,318 19,820
Other expenses	22,215 19,821	64,526 59,292
Total operating expenses	29,633 26,347	85,844 79,112

Income before income taxes	86,933 68,597	261,071 222,890
Income taxes	35,412 28,001	101,918 90,447
NET INCOME	$51,521 $40,596	$159,153 $132,443

DIVIDENDS DECLARED	$15,400 $14,000	$ 46,200 $42,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(based on 20 million average shares outstanding)	$ 2.58 $ 2.03	$ 7.96 $ 6.62

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.77 $ 0.70	$ 2.31 $ 2.10

OPERATING RATIOS
Net interest margin	2.02% 1.87%	2.08% 2.05%
Operating expense as a percentage of average student
loans	0.52% 0.53%	0.52% 0.55%
Return on Equity	23.40% 22.26%	25.56% 25.40%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 20,444,808	$ 19,173,992
Less: allowance for loan losses	(6,884)	(5,484)
Student loans, net	20,437,924	19,168,508
Loans available for sale	2,443,412	1,361,874
Cash	287	383
Other assets	524,669	474,839

Total Assets	$ 23,406,292	$ 21,005,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 11,772,700	$ 15,789,900
Long-term borrowings	10,350,000	4,000,000
Payable to principal stockholder	5,189	6,247
Deferred income taxes	129,328	105,897
Other liabilities	256,564	338,524

Total Liabilities	22,513,781	20,240,568

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	135,811	135,205
Retained earnings	749,095	636,142
Accumulated other changes in equity from nonowner sources	7,405	(6,511)

Total Stockholders' Equity	892,511	765,036

Total Liabilities and Stockholders' Equity	$ 23,406,292	$ 21,005,604

AVERAGE STUDENT LOANS	$ 22,008,199	$ 19,481,147
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 159,153	$ 132,443
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	82,365	48,856
Provision for loan losses	10,246	8,608
Deferred tax provison	13,898	5,978
Loss on disposal of assets	-	1,678
Realized gains on securitized loans	(312)	(3,121)
(Increase) in accrued interest receivable	(24,622)	(21,259)
Decrease/(increase) in other assets	3,469	(31,155)
(Decrease) in other liabilities	(73,767)	(84,081)
Net cash provided by operating activities	170,430	57,947

Cash flows from investing activities:
Disbursements of loans	(2,162,986)	(1,834,346)
Loan portfolio purchases	(1,990,846)	(1,769,474)
Loan purchases held for sale	(1,103,838)	(1,052,464)
Loan reductions	2,930,351	2,526,410
Net (increase) in deferred loan origination and purchase costs	(112,638)	(141,516)
Proceeds from loans securitized	-	249,317
Capital expenditures on equipment and computer software	(17,169)	(7,583)
Net cash used in investing activities	(2,457,126)	(2,029,656)

Cash flows from financing activities:
Net (decrease) in borrowings with original
maturities of one year or less	(4,617,200)	(2,079,700)
Repayments of long-term borrowings	(2,200,000)	(57,000)
Proceeds from long-term borrowings	9,150,000	4,150,000
Dividends paid to stockholders	(46,200)	(42,000)
Net cash provided by financing activities	2,286,600	1,971,300

Net decrease in cash	(96)	(409)
Cash - beginning of period	383	1,222

Cash - end of period	$ 287	$ 813

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 345,610	$ 606,923
Income taxes paid, net of refunds	$ 115,584	$ 70,872

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30,
	2003	2002
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 135,405	$ 135,051
Other	606	354
Balance, end of period	$ 136,011	$ 135,405

RETAINED EARNINGS
Balance, beginning of period	$ 636,142	$ 516,651
Net income	159,153	132,443
Common dividends declared, $0.77 per common share in 2003;
$0.70 per common share in 2002	(46,200)	(42,000)
Balance, end of period	$ 749,095	$ 607,094

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ (6,511)	$ -
Net change in cash flow hedges, net of taxes of $3,505 in 2003 and
$(5,496) in 2002	5,016	(7,977)
Net change in unrealized gains on investment securities,
net of taxes of $5,904 in 2003 and $242 in 2002	8,900	351
Balance, end of period	$ 7,405	$ (7,626)

TOTAL STOCKHOLDERS' EQUITY	$892,511	$734,873

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net Income	$ 159,153	$ 132,443
Changes in equity from nonowner sources, net of taxes	13,916	(7,626)
Total changes in equity from nonowner sources	$ 173,069	$ 124,817

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
September 30, 2003

1.       Significant Accounting Policies

         Interim Financial Information

The financial information of The Student Loan Corporation (the Company) as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to fairly state the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three- and nine-month periods ended September 30, 2003 may not be indicative of the results for the full year ended December 31, 2003. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Annual Report and Form 10-K.

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

         Revenue Recognition

Revenues, which include interest, fees, and gains on loans securitized, if any, are recognized as earned. Interest income may include special allowance payments and other interest subsidies made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

Premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected average life of the student loans in those portfolios. Expected average life is determined based upon a periodic consideration of a variety of factors, including market and borrower interest rates, customer prepayments and guarantor payments received through the claims process. A student loan's expected average life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. The expected average lives of these loans are reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

         Loans

Loans primarily consist of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the expected average lives of the student loans in those portfolios. The determination of the expected average life is based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process. (See Revenue Recognition).

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers or are covered under risk-sharing agreements with creditworthy universities.

         Allowance for Loan Losses

An allowance for loan losses provides a reserve for estimated losses on the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act, which provide for lender risk-sharing of 2% of the principal and accrued interest on most claims of FFEL Program defaulted loans. The allowance also reserves for estimated losses on CitiAssist Loans. Most of the Company's CitiAssist Loan portfolio is insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). During the third quarter of 2003, the financial strength ratings of GNIC and GIC were downgraded to below investment grade. These loans, and the portion of these loans reinsured by other investment-grade private third party insurers, are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG). Under the new insurer, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

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

         Student Loan Securitizations

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells securities, backed by the student loan assets, to outside investors. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, gains or losses on the sale of the student loans are recorded at the time of securitization. Residual interests that are retained in the loans securitized are accounted for as investments in available-for-sale debt securities. Initial and subsequent measurements of the fair value of the residual retained interests are performed using a discounted cash flow model.

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

On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on the Company's financial condition or results of operations.

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

Also, in January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has : (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special-purpose entities (QSPEs) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company's securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE's financial statements are not consolidated with the financial statements of the Company. Therefore, the impact of adopting FIN 46 on July 1, 2003 was not material to the Company's financial condition or results of operations.

The Financial Accounting Standards Board (FASB) continues to provide additional guidance on implementing FIN 46 through FASB staff positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs with which it is involved.

On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that a financial instrument that falls within the scope of this Statement be classified as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and its adoption did not have a material impact on the Company's financial statements.

3.       Related Party Transactions

As of August 30, 2003, Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. Previously, Citibank New York State (CNYS) had owned such stock, which was transferred to CBNA as a result of the August 2003 merger of CBNA and CNYS. The merger did not have a material effect on the financial condition or results of operations of the Company.

A number of significant transactions are carried out between the Company and Citigroup and its affiliates. At the effective date of the CBNA-CNYS merger, CBNA became a party to all intercompany agreements that the Company had previously entered into with CNYS, including the Omnibus Credit Agreement (the Omnibus Agreement), the tax-sharing agreement and the CitiAssist loan originations and servicing agreements. In addition, following the merger, FFEL Program loans, which had previously been originated through a trust agreement with CNYS, are originated through a trust agreement with CBNA. CBNA succeeded to all of the rights and assumed all of the obligations of CNYS under such intercompany agreements.

The majority of the Company's loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $22.7 million and $23.7 million for the nine-month periods ended September 30, 2003 and 2002, respectively. In addition, the Company recorded loan origination and servicing revenue of $5.8 million and $4.8 million for the first nine months of 2003 and 2002, respectively, for work performed by the Company on CitiAssist Loans held by CNYS and CBNA prior to purchase by the Company.

The Company had outstanding short- and long-term unsecured borrowings with CBNA, pursuant to the terms of the Omnibus Agreement, of $11.8 billion and $10.3 billion, respectively, at September 30, 2003. At September 30, 2003 and 2002, the total outstanding borrowings had contracted weighted average interest rates of 1.6% and 2.4%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the nine-month periods ended September 30, 2003 and 2002, the Company incurred $278.5 million and $457.7 million, respectively, in interest expense payable to CBNA or CNYS related to these borrowings.

The Company has a number of interest rate swap agreements outstanding with a subsidiary of Citigroup. At September 30, 2003, the agreements had notional amounts totaling $3.0 billion and contractual terms of between six and twenty-four months. For the three- and nine-month periods ended September 30, 2003, the Company realized $1.0 million and $9.1 million, respectively, in interest expense related to these swap agreements. For 2002, interest expense of $1.2 million was realized on the swap agreements during the third quarter. This was also the amount realized for the first nine months of 2002.

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

At September 30, 2003 the Company had a number of interest rate swap agreements outstanding with a subsidiary of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill Rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.0 billion and contractual terms of between six and twenty-four months. Swap agreements with notional amounts totaling $1.3 billion matured on July 1, 2003. New swap agreements with notional amounts totaling $1.1 billion were entered into during September 2003.

The fair value of the outstanding swaps at September 30, 2003 was a $3.3 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $1.3 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of tax, are summarized as follows:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Beginning balance	$(1,437)	$(838)	$(7,010)	$---
Net unrealized loss from cash flow hedges	(1,181)	(7,833)	(463)	(8,671)
Net amounts reclassified to earnings	623	694	5,478	694
Ending balance	$(1,995)	$(7,977)	$(1,995)	$(7,977)

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

6.      Student Loan Securitization

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company's program to securitize student loans, the loans are sold, through a wholly owned special purpose subsidiary, to an independent trust that was established for that purpose. The trust, in turn, sells debt securities, backed by the student loan assets, to outside investors. The Company has retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue.

At September 30, 2003, total student loan assets held by the trust were approximately $421.5 million. At that time, the Company maintained an ownership interest in the assets securitized of approximately $30.4 million in the form of residual retained interests. The Company accounts for the retained interests as investments in available-for-sale debt securities and records them in other assets in the Company's financial statements. At September 30, 2003, the retained interests were composed of a junior certificate of $2.2 million and other retained interests of $28.2 million. The junior certificate balance of $2.2 million is reflective of a $6.3 million principal payment received in the second quarter of 2003. In addition, the payment resulted in the recognition of a $0.3 million pretax gain that was included in net income in the second quarter of 2003. At September 30, 2003, the Company had an unrealized holding gain on its retained interests of $9.4 million, net of taxes of $6.2 million, recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $2.7 million, net of taxes, was recorded in the third quarter of 2003.

The Company also received cash flows of $0.4 million and $0.1 million from the trust during the first nine months of 2003 and 2002, respectively, for loan servicing and administrative fees as the master servicer. Receivables of $0.02 million were due from the trust for portfolio servicing fees and accrued interest on the junior certificate at both September 30, 2003 and 2002. No amounts were paid or payable to the trust during the third quarter of 2003. At September 30, 2002, $0.6 million was payable to the trust for customer payments collected. No new securitization transactions were entered into during the first nine months of 2003.

As required by SFAS No. 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests are disclosed. The negative effect of the change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown below.

At September 30, 2003, the key assumptions used to value retained interests were as follows:

Discount Rate	5.0%
Constant prepayment rate	3.0%
Anticipated net credit losses	0.24%

Sensitivity of the fair value to adverse changes in the key assumptions were as follows at September 30, 2003:

(Dollars in thousands) Carrying value of retained interests $ 30,362.7
Discount Rate 5.0% +10% $ (718.3) +20% $(1,404.7) Constant prepayment rate 3.0% +10% $ (238.6) +20% $ (472.5) Anticipated net credit losses 0.24% +10% $ (65.6) +20% $ (131.4)

These estimates and assumptions, based upon the collateral held by the trust, are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Critical Accounting Policies

There were no material changes to the Company's critical accounting policies during the third quarter of 2003. The Company considers its accounting policies on revenue recognition, allowance for loan losses, student loan securitizations, and hedging transactions to be its critical accounting policies. For a description of these and other significant accounting policies, see Note 1 to the financial statements and the Company's 2002 Annual Report and Form 10-K.

         Accounting Changes

For accounting changes adopted during 2003, see Note 2 to the financial statements.

         Financial Condition

As of August 30, 2003, Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup, Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. Previously, Citibank (New York State)(CNYS) had owned such stock, which was transferred to CBNA as a result of the August 2003 merger of CBNA and CNYS. The merger did not have a material effect on the financial condition or results of operations of the Company.

At the effective date of the merger, CBNA became a party to all intercompany agreements that the Company had previously entered into with CNYS, including the Omnibus Credit Agreement, the tax-sharing agreement and the CitiAssist Loan originations and servicing agreements. In addition, following the merger, FFEL Program loans, which had previously been originated through a trust agreement with CNYS, are currently originated through a trust agreement with CBNA. CBNA succeeded to all of the rights and assumed all of the obligations of CNYS under such intercompany agreements.

At September 30, 2003, the Company's student loan assets were composed of a $20.5 billion portfolio of loans held and a $2.4 billion inventory of loans available for sale. The combined $22.9 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan (FFEL) Program, increased by $2.4 billion (11%) from $20.5 billion at December 31, 2002. This growth was attributable to FFEL Program loan disbursements totaling $2,163 million and loan purchases of $3,095 million in the first nine months of 2003, partially offset by $2,930 million in loan reductions (attributable to borrower principal payments, loan consolidations and claims paid by guarantors), and other adjustments of $24 million. During the nine months ended September 30, 2002, the Company had FFEL Program loan disbursements of $1,834 million, loan purchases of $2,822 million, loan securitizations of $249 million, loan reductions of $2,526 million and other adjustments of $80 million.

The Company's loan disbursements and loan commitments to finance education for the first nine months of 2003 and 2002 are presented below:

(Dollars in millions)	2003	2002	Difference	% Change
FFEL Program Stafford and PLUS Loan disbursements	$2,163	$1,834	$329	18%
CitiAssist Loans under commitments to purchase	899*	697**	202	29%
Total loan disbursements and commitments	$3,062	$2,531	$531	21%

* These disbursements are composed of $479 million of loans originated and disbursed by CBNA and CNYS in 2003 and purchased by the Company in the first nine months of 2003 (and included in loan purchases) and $420 million originated and disbursed by CBNA and CNYS in 2003 and committed by the Company for purchase in the future.

** These disbursements are composed of $347 million of loans originated and disbursed by CNYS in 2002 and purchased by the Company in the first nine months of 2002 (and included in loan purchases) and $350 million originated and disbursed by CNYS in 2002 and purchased by the Company in subsequent periods.

The $329 million increase in loan disbursements for the first nine months of 2003, compared to the same period last year, is primarily attributable to ongoing sales and electronic commerce initiatives.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by Citibank, N.A. (CBNA) through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at their current value at the time of purchase, including contractual fees. At September 30, 2003, CitiAssist Loans of $420 million had been disbursed by CBNA or CNYS, but had not yet been purchased by the Company. These loans are not included in the Company's September 30, 2003 loan portfolio. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees.

The Company's secondary market loan activities for the first nine months of 2003 and 2002 are shown in the table below:

(Dollars in millions)	2003	2002	Difference	% Change
FFEL Program Consolidation Loan purchases	$2,134	$2,018	$ 116	6%
CitiAssist Loan purchases	885	636	249	39%
Other loan purchases	76	168	(92)	(55%)
Total loan purchases	$3,095	$2,822	$ 273	10%

From time to time, the Company makes student loan purchases. For the first nine months of 2003, the Company's loan purchases increased by $273 million compared to the same period last year. The increase in loan purchases is primarily attributable to new CitiAssist and Consolidation Loan volume. The Federal Consolidation Loans were purchased primarily for the Company's available for sale inventory, which was established to create a portfolio of loans available for future securitization. The size of the available for sale portfolio is dependent upon the needs of the securitization program. The Company's participation in securitization and secondary market loan activities is dependent upon market conditions. Of the Consolidation Loans purchased in the first nine months of 2003 and 2002, $920 million and $631 million, respectively, were consolidations of federally guaranteed student loans already held in the Company's loan portfolios. For the first nine months of 2003, the Company's student loan purchases included $1,991 million purchased for its portfolio and $1,104 million purchased for its resale inventory. During the nine months ended September 30, 2002, the Company purchased $1,770 million of student loans for its portfolio and $1,052 million for its resale inventory.

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Under the Company's program to securitize student loans, the loans are sold, through a wholly owned special purpose subsidiary, to an independent trust that was established for that purpose. The trust, in turn, sells debt securities, backed by the student loan assets, to outside investors. The Company has retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue.

At September 30, 2003, total student loan assets held by the trust were approximately $421.5 million. At that time, the Company maintained an ownership interest in the assets securitized of approximately $30.4 million in the form of residual retained interests. The Company accounts for the retained interests as investments in available-for-sale debt securities and records them in other assets in the Company's financial statements. At September 30, 2003, the retained interests were composed of a junior certificate of $2.2 million and other retained interests of $28.2 million. The junior certificate balance of $2.2 million is reflective of a $6.3 million principal payment received in the second quarter of 2003. In addition, the payment resulted in the recognition of a $0.3 million pretax gain that was included in net income in the second quarter of 2003. At September 30, 2003, the Company had an unrealized holding gain on its retained interests of $9.4 million, net of taxes of $6.2 million, recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $2.7 million, net of taxes, was recorded in the third quarter of 2003.

The Company received cash flows of $0.4 million and $0.1 million from the trust during the first nine months of 2003 and 2002, respectively, for loan servicing and administrative fees as the master servicer. Receivables of $0.02 million were due from the trust for portfolio servicing fees and accrued interest on the junior certificate at both September 30, 2003 and 2002. No amounts were paid or payable to the trust during the third quarter of 2003. At September 30, 2002, $0.6 million was payable to the trust for customer payments collected. No new securitization transactions were entered into during the first nine months of 2003.

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

At September 30, 2003, the Company had a number of interest rate swap agreements outstanding with a subsidiary of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill Rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.0 billion and contractual terms of between six and twenty-four months. Swap agreements with notional amounts totaling $1.3 billion matured on July 1, 2003. New swap agreements with notional amounts totaling $1.1 billion were entered into during September 2003.

The fair value of the outstanding swaps at September 30, 2003 was a $3.3 million liability and is reflected in other liabilities on the balance sheet with a corresponding amount, net of taxes of $1.3 million, recorded in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. For additional information on the Company's interest rate swap agreements, see Note 4 to the financial statements.

Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. In the first nine months of 2003, the Company paid income taxes, net of refunds, of $116 million, primarily pursuant to a tax-sharing agreement with its majority shareholder, compared to $71 million paid in the same period last year. The increase in taxes paid is primarily attributable to the timing of the majority owner's requests for tax payments and is not reflective of any significant changes in the tax provision.

The Company's short- and long-term debt was procured primarily through an Omnibus Credit Agreement with its majority shareholder, which provides for a maximum aggregate credit limit of $25 billion. Short-term debt decreased by $4.0 billion to $11.8 billion at September 30, 2003, compared to that outstanding at December 31, 2002. The decrease was primarily attributable to $37.8 billion in repayments of rolling short-term borrowings in the first nine months of 2003, partially offset by new rolling short-term borrowings of $31.0 billion and a $2.8 billion reclassification of maturing long-term debt to short-term debt. The $6.4 billion increase in long-term borrowings at September 30, 2003, compared to December 31, 2002, was primarily due to the procurement of $9.2 billion of new long-term borrowings, partially offset by the reclassification of $2.8 billion of maturing long-term debt to short-term debt. The new long-term borrowings were used primarily to fund new loan disbursements and purchases and reflects the replacement of maturing short-term debt with long-term debt in order to lock in lower interest rates for an extended period of time.

At September 30, 2003 and 2002, the total outstanding borrowings had weighted average interest rates of 1.6% and 2.4%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the nine-month periods ended September 30, 2003 and 2002, the Company incurred $278.5 million and $457.7 million, respectively, in interest expense payable to CBNA or CNYS related to these borrowings. The $179.2 million decrease in interest expense was primarily attributable to the decline in interest rates. During the first nine months of 2003, the Company made $346 million in interest payments to CBNA and CNYS, compared to $607 million for the same period in 2002. The difference in interest payments between the two periods resulted primarily from differences in the contractual interest due dates and the lower interest rates on the Company's borrowings.

The Company paid a quarterly dividend of $0.77 per common share on September 2, 2003. On October 16, 2003, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.77 per share to be paid December 1, 2003 to stockholders of record on November 14, 2003.

         Results of Operations

         Quarter Ended September 30, 2003

Net income was $51.5 million ($2.58 basic and diluted earnings per share) for the third quarter of 2003. This was an increase of $10.9 million (27%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth of 13% over the previous twelve months and increased floor income earned on both Consolidation and Stafford Loan assets.

The net interest margin for the third quarter of 2003 was 2.02%, up 15 basis points from the third quarter 2002 margin of 1.87%. The improvement was due to a $12.2 million increase in floor income resulting from the Company's ability to take advantage of favorable funding opportunities, partially offset by an increase in loan fee amortizations of $9.5 million, of which $7.4 million is attributable to principal prepayments. Should short-term interest rates increase above the September 30, 2003 level, the floor income benefit could decline materially.

Total operating expenses for the third quarter of 2003 were $29.6 million, an increase of $3.3 million (12%) from the same period last year, reflecting both the incremental costs incurred to originate, service and administer the larger loan portfolio and ongoing infrastructure investments. For the third quarter of 2003, the Company's expense ratio, operating expenses as a percentage of average student loan assets, was 0.52%, reflecting a one basis point improvement from the third quarter of 2002.

An allowance for loan losses provides a reserve for estimated losses on the Company’s FFEL Program loan portfolio under the risk-sharing provisions of the Act, which provide for lender risk-sharing of 2% of the principal and accrued interest on most claims of FFEL Program defaulted loans. The allowance also provides a reserve for estimated losses on CitiAssist Loans. Most of the Company's CitiAssist Loan portfolio is insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). During the third quarter of 2003, the financial strength ratings of GNIC and GIC were downgraded to below investment grade. These loans, and the portion of these loans reinsured by other investment-grade private insurers, are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG). Under the new insurer's program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. However, since the increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums, the Company does not expect a material change in overall costs related to the CitiAssist Loan program. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss. In the third quarter of 2003, the provision for loan losses increased by $0.3 million, compared to the same period in 2002. This increase is due to changes in product mix and an increase in loans moving into repayment over the previous twelve-month period.

The Company's return on equity was 23.4% for the third quarter of 2003, up 1.1% compared to 22.3% for the same period of 2002.

The Company's effective tax rate for the third quarter of 2003 was approximately 40.7%, compared to 40.8% for the same period in the prior year. The decrease in the effective tax rate was primarily attributable to a change in certain 2003 state tax estimates.

         Nine Months Ended September 30, 2003

The Company earned net income of $159.2 million ($7.96 basic earnings per share) for the nine months ended September 30, 2003, an increase of 20% from the $132.4 million ($6.62 basic earnings per share) for the same period of 2002. Increased floor income and portfolio growth accounted for substantially all of this improvement.

The net interest margin for the nine months ended September 30, 2003 was 2.08%, up three basis points from the margin of 2.05% for the same period last year. The improvement was due to a $37.2 million increase in floor income resulting from the Company's ability to take advantage of favorable funding opportunitues, partially offset by an increase in loan fee amortizations of $32.9 million, of which $24.7 million is attributable to principal prepayments.

Total operating expenses for the first nine months of 2003 were $85.8 million, $6.7 million (9%) higher than the same period last year. The increase reflects the incremental costs incurred to originate, service and administer the larger loan portfolio and ongoing technology infrastructure investments. Operating expenses as a percentage of average student loans for the first nine months of 2003 was 0.52%, compared to 0.55% for the first nine months of 2002.

The Company's return on equity was 25.6% for the first nine months of 2003, 0.2% higher than the 25.4% return for the same period of 2002.

The Company's effective tax rate was approximately 39.0% for the first nine months of 2003, compared to 40.6% for the same period in the prior year. The decrease in the effective tax rate was primarily attributable to a change in certain 2003 state tax estimates and its impact on the Company's existing deferred tax assets and liabilities.

         Special Allowance and Floor Income

Most FFEL Program Stafford and Parent Loans to Undergraduate Students (PLUS) Loans originated subsequent to July 23, 1992 have variable interest rates and qualify for the federal government's special allowance payment (SAP). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender's loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date.

The variable borrower rates on most of the Company's FFEL Program Stafford and PLUS Loans are generally subject to annual reset provisions. In periods of declining interest rates, the stated borrower rates become, in effect, interest rate floors. Floor income is generally earned in declining short-term interest rate environments when the Company's cost of funds declines while the borrower interest rate remains fixed, generating net interest margin in excess of the expected spread. Floor income may also be earned on certain Federal Consolidation Loans since the borrower interest rate for these loans is fixed for the life of the loan. Depending on the manner in which the Company's assets are funded, the Company may earn higher interest margin spreads, which include floor income, on portions of its portfolio until the borrower interest reset date, which occurs annually for the majority of the Company's loans. During the three- and nine-month periods ended September 30, 2003, the Company earned $30.4 million and $94.9 million, respectively, of floor income. During the three- and nine-month periods ended September 30, 2002, the Company earned $18.2 million and $57.7 million, respectively, of floor income. The increase in the 2003 floor income, compared to that earned for the same periods in 2002, was primarily a result of growth in Consolidation Loans, which is the largest contributor to the Company's floor income. This increase was partially offset by lower floor income earned on Stafford Loans compared to the prior year.

          Off-Balance Sheet Transactions

The Company entered into two off-balance sheet transactions in 2002 in which certain FFEL Program portfolios of student loan assets were securitized, a process by which the loans are transferred to a special purpose entity (SPE), thereby converting the loans into cash before they would have been realized in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors in order to provide the cash to pay for the transferred loans. Investors have recourse to the assets in the trust and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. The Company can use the cash proceeds from the loan sale to retire debt, fund new loan originations, purchase loans or for other business purposes. During the first nine months of 2003, there were no new securitizations of loan assets. For additional information on the Company's student loan securitization activities, see Note 6 to the financial statements.

         Regulatory Impacts

Amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 20-30%, on a national basis, of all student loans originated under federally sponsored programs. Also, the Act may be amended by Congress at any time, possibly resulting in further reductions in FFEL Program loan subsidies and reduced lender net interest margins, in addition to influencing customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company's business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

         Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "intend", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, including those affecting the interest rates borrowers pay on certain loans, the magnitude of certain loan subsidies and the related introduction of competitive loan programs by other lenders; the effects of changes in accounting standards; actual credit losses experienced by the Company in future periods compared to the estimates used in calculating reserves; fluctuations in the interest rates paid by the Company for its funding and received on its loan portfolio, and the effect of such rates on floor income; the Company's ability to service its loan portfolio in accordance with its contractual obligations; the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of the Company's hedging policies; the Company's ability to acquire or originate loans in the amounts anticipated and with interest rates adequate to generate sufficient yields and margins; the Company's ability to continue to develop its electronic commerce initiatives; the Company's success in expanding its guarantor relationships and products; whether risk-sharing expenses for defaults on new loan originations are offset by lower insurance premiums; the Company's ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the Company's ability to derive incremental economic benefits from greater economies of scale as its portfolio grows; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

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

The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of September 30, 2003, a 100 basis point increase in the interest yield curve would have a potential negative impact on the Company's pre-tax earnings of approximately $18.3 million for the next twelve months and approximately $182.8 million thereafter. A 100 basis point decrease in the interest yield curve as of September 30, 2003 would have a potential positive impact on the Company's pre-tax earnings of approximately $70.9 million for the next twelve months and approximately $180.4 million thereafter. The increase in the September 30, 2003 Earnings-at-Risk calculations, compared to those at September 30, 2002, was due to the interest rate environment at September 30, 2003 and its impact on floor income.

Earnings-at-Risk (effect on pre-tax earnings)	September 30, 2003	September 30, 2002
(Dollars in millions)	Next 12 Mos. Thereafter Total	Next 12 Mos. Thereafter Total
One hundred basis point increase	$(18.3) $(182.8) $(201.1)	$(7.7) $(149.3) $(157.0)
One hundred basis point decrease	$70.9 $180.4 $251.3	$52.9 $149.3 $202.2

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

b) Reports on Form 8-K

On July 21, 2003, the Company filed a Current Report on Form 8-K, dated July 21, 2003, reporting under Items 7 and 12 thereof its results of operations for the quarter ended June 30, 2003 and filing therewith a copy of the related press release. Also, on October 16, 2003, the Company filed a Current Report on Form 8-K, dated September 30, 2003, reporting under Items 7 and 12 thereof its results of operations for the quarter ended September 30, 2003 and filing therewith a copy of the related press release.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

                The Student Loan Corporation

By /s/ Steven J. Gorey
          Steven J. Gorey
                                               Vice President and Principal Financial
                        and Accounting Officer