Form 10-K
period 2003-12-31
STUDENT LOAN CORP
filed 2004-03-12
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 1-11616

THE STUDENT LOAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1427135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Washington Blvd., Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 975-6237
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange

Title of Each Class	Name of Each Exchange on which Registered

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

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 23, 2004 was approximately $620 million.  On that date, there were 20,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

          Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held May 13, 2004 are incorporated by reference into Part III of this Report.

1	Management’s Discussion and Analysis
18	Other Business and Industry Information
24	Independent Auditors’ Report
25	Financial Statements
28	Notes to Financial Statements
49	Securities and Exchange Commission Information
50	Exhibits, Financial Statement Schedules and Reports on Form 8-K
51	10-K Cross Reference Index
53	Directors and Executive Officers
54	Stockholder Information
55	Financial Highlights
56	Exhibit Index

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The following discussion should be read in conjunction with the Financial Statements and accompanying notes.

Background

The Student Loan Corporation (the Company) originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The Company is one of the nation’s largest originators and holders of student loans guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Federal Higher Education Act of 1965, as amended (the Act). The Company also holds student loans that are not insured under the Act, primarily CitiAssist Loans.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. For more than 25 years prior to December 22, 1992, the Company operated as a division of Citibank (New York State) (CNYS). On December 22, 1992, the assets of the division were exchanged with CNYS for 20 million shares of the Company’s common stock and the Company’s agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold four million shares of its holdings of the Company’s common stock in an initial public offering, retaining an 80% ownership interest in the Company. In August 2003, CNYS merged with CBNA, and CBNA succeeded CNYS as the principal shareholder of the Company. At the effective date of the merger, CBNA became a party to all intercompany agreements that the Company had previously entered into with CNYS. CBNA succeeded to all of the rights and assumed all of the obligations of CNYS under such intercompany agreements.

Overview

The earnings of the Company are primarily dependent on the size of its net interest income, which is the difference between the interest received on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). Net interest income may be impacted by the current interest rate environment and, especially, by uneven interest rate shifts between the 91-day Treasury Bill rate and LIBOR. The Company manages these risks by entering into interest rate swap agreements on portions of its portfolio and regularly monitoring and acting upon fluctuations in the interest rate curves. In declining short-term rate environments, net interest income may also be significantly impacted by floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the rate at which borrowers pay interest on Federal Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company's cost of funds during the term of such loans could contribute significantly to floor income. See the definition of floor income in Special Allowance and Floor Income on page 7.

In recent years, the growth in net interest income has been primarily attributable to increases in floor income. Floor income will decline in periods of higher interest rates and is affected by the overall level of interest rates between reset dates. The Company has entered into loan commitments at implied current forward rates that lock in floor income for periods of up to one year. Growth in net interest income may also be attributable to portfolio growth.

In addition to floor income and portfolio growth, the Company's earnings can also be impacted by the number and size of securitizations, loan servicing costs, and the results of the Company's hedging activities. Other factors that may impact earnings are applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, financing options available to students and their parents and competitors' initiatives.

Critical Accounting Policies and Critical Estimates

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States of America. Certain of the Company’s accounting policies as well as estimates made by management are considered to be important to the portrayal of the Company’s financial condition, since management is required to make difficult, complex or subjective judgments and estimates. These critical policies and estimates include those used to account for hedging transactions, revenue recognition, student loan securitizations and allowance for loan losses. Management has discussed each of these critical accounting policies and the related estimates with the Audit Committee and the Board of Directors. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 13. See the Notes to the Financial Statements for more information on the Company’s accounting policies.

Hedging transactions
As mentioned above, the Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between its borrowing and lending rates. The Company’s interest rate swap agreements are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No.133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded at fair value on the balance sheet. Fair value is determined by a model that discounts the cash flows using market interest rates through the contractual maturity dates and may vary from period to period based on changes in interest rates, size of notional amounts outstanding and the period of time to maturity. Hedge ineffectiveness, if any, is included in other revenue as incurred. However, to the extent that the derivatives are effective and exactly match the variability of cash flows being hedged, changes in their fair values are not reported in earnings, but are recorded, net of tax, in accumulated other changes in equity from nonowner sources, a component of stockholders’ equity. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. Changes in fair value will be included in earnings of future periods when earnings are affected by the variability of the hedged cash flows. For additional information on the Company’s interest rate swaps, see Market Risk on page 14 and Notes 1 and 12 to the Financial Statements.

Revenue recognition
Revenues, which include net interest, fees and gains on loans securitized, are recognized as earned. Most FFEL Program loan premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. Most deferred fees for CitiAssist Loans are amortized over their respective contractual lives on a loan level basis. The expected weighted average life of FFEL Program loans is determined by analyzing market and borrower interest rates, customer prepayments and guarantee payments received through the claims process. The expected weighted average life of these loans is reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

The average lives of FFEL Program Stafford and PLUS Loans have decreased over the past year primarily due to consistently high volumes of loan consolidations resulting from the low interest rate environment, as borrowers consolidated their underlying Stafford and PLUS Loans to obtain fixed interest rates. Any unamortized deferred origination costs and loan premiums related to prepaid loans are written off against interest income in the period of prepayment. Due to loan prepayments, accelerated deferred fee amortization of $34.7 million ($20.8 million after taxes) was charged against interest income in 2003. No material amounts of accelerated deferred fee amortization were recorded in 2002. Adjustments to deferred fee amortization occur in periods when prepayments of student loans occur in volumes different from the prepayment estimates utilized by the Company for the amortization of the deferred fees. Management expects the trend in market interest rates to stay at or near the current levels for 2004 and gradually increase over time. These expectations have been considered in determining current average life estimates for loans in the Company's portfolio.

See Market Risk on page 14 for a discussion of interest rate risk.

Student loan securitizations
The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". Since the loan securitizations meet the SFAS No. 140 criteria for sale recognition and the trust is a qualifying special purpose entity, gains or losses on the sale of the student loans are recorded at the time of securitization and the financial statements of the trust are not consolidated with those of the Company. Gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of the assets received, which are composed of cash proceeds and residual interests retained in the loans securitized. The initial value of these residual retained interests is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the securitization date. The amount of gains or losses recorded by the Company on asset securitization is primarily dependent on the value of the retained interests determined at the securitization date. Retained interests are accounted for as investments in available-for-sale securities and are regularly reviewed for impairment. Impairment, if any, is charged to earnings when identified.

Initial and subsequent measurements of the fair value of the retained interests are performed using a discounted cash flow model. The discount rate, constant prepayment rate, basis spreads and anticipated net credit loss rate are the key assumptions utilized to measure the fair value of the retained interests. During 2003, the Company estimated the market discount rate based on its weighted average cost of capital, which ranged between 5.5% and 7.0%. During the fourth quarter of 2003, the discount rate was increased to 7%, based on revised estimates of market discount rates and other third party market data available to the Company. Changes in the prepayment rates also impact the valuation of the retained interests. Historical statistics on prepayments and borrower defaults are used to estimate prepayment rates. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the retained interests. As of December 31, 2003, the securitized portfolio consisted primarily of FFEL Program Consolidation Loans. Since prepayment rates on this type of loan have not changed significantly in recent years, the Company continues to use a constant prepayment rate assumption of 3%. If future securitizations were to include loans other than FFEL Program Consolidation Loans, this could impact the prepayment rates used in calculating the fair value of the retained interests. Anticipated net credit losses have remained stable and are based on historical statistics and analysis. The Company uses an anticipated net credit loss assumption of 0.24%. An increase in net credit losses would result in a decrease in the value of the retained interests. However, the Company does not expect net credit losses for the securitized portfolio to change materially. For further discussion of the Company’s retained interests in securitized assets, including an analysis of the sensitivity of the fair value to adverse changes in the key assumptions, see Off-Balance Sheet Transactions on page 10 and Note 15 to the Financial Statements.

Allowance for loan losses
Allowance for loan losses provides a reserve for estimated losses on: (1) the Company's FFEL Program loan portfolio under the risk-sharing provisions of the Act, which provide for lender risk-sharing of 2% of the principal and accrued interest on most claims of FFEL Program defaulted loans and (2) the CitiAssist Loan portfolio after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and actual losses are charged off against the reserve as they occur.

During 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of the designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement after December 31, 2003 and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company are subject to this designation. As of year-end 2003, the Company’s allowance for loan loss balance was reduced by $4.5 million ($2.7 million after tax) and the provision for loan losses was similarly reduced to reflect the estimated effects of the designation. This designation adjustment was the primary reason for the decrease in allowance for loan losses from a balance of $5.5 million at December 31, 2002 to $2.4 million at December 31, 2003.

Most CitiAssist Loans are subject to risk-sharing provisions of 5% of the claim amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a new insurer's program, under which defaults are generally subject to risk-sharing losses of 10% - 20%. The increase in risk-sharing expense under the new insurer is generally expected to be offset by a decrease in insurance premiums. The allowance also provides a reserve for certain CitiAssist Loans that are either not insured against loss nor covered under risk-sharing agreements with third parties.

The allowance is established based on estimates of probable losses inherent in the FFEL Program and CitiAssist Loan portfolios and is determined through various statistical analyses. These include migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. The estimated losses (net of any third party risk-sharing) are accrued to the allowance when the student loans reach 90 days of delinquency for FFEL Program loans and 30 days of delinquency for CitiAssist Loans. Changes in the quality of loans moving into repayment status as well as the Company’s collections strategies could impact the delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact the reserve requirements. See Note 2 to the Financial Statements for further information on the allowance for loan losses.

Accounting Changes and Future Application of Accounting Standards

Management has determined that the impact on its financial condition and results of operations for the adoption of new accounting standards during 2003 and the future application of new accounting standards subsequent to 2003 is not material. See Notes 1 and 17 to the Financial Statements for further discussion.

Financial Condition and Results of Operations

Summary

The Company’s 2003 net income was $212.2 million ($10.61 basic and diluted earnings per common share), an increase of $36.7 million (21%) compared to 2002 net income of $175.5 million ($8.77 basic and diluted earnings per common share). The increase in net income was primarily attributable to portfolio growth of 13% and higher floor income earned on FFEL Program Consolidation and Stafford Loan assets.

At December 31, 2003, the Company’s assets consisted primarily of student loans. The student loan assets included a $17.5 billion portfolio of FFEL Program loans held, a $2.8 billion portfolio of CitiAssist and other alternative loans held, and a $2.9 billion inventory of FFEL Program loans available for sale. Total loan assets of $23.2 billion increased $2.7 billion (13%) from the December 31, 2002 balance of $20.5 billion, composed of a $17.3 billion portfolio of FFEL Program loans held, a $1.8 billion portfolio of CitiAssist and other alternative loans held, and a $1.4 billion inventory of FFEL Program loans available for sale. The increase in the 2003 loan balance was due to new FFEL Program loan disbursements of $2.7 billion and loan purchases of $3.9 billion, partially offset by loan reductions of $3.9 billion.

Loan Disbursements and Purchases

An analysis of loan disbursements and loan commitments to finance education is presented in the table below:

(Dollars in millions)	2003	2002	Difference	% Change

FFEL Program Stafford and PLUS Loan disbursements	$2,717	$2,274	$ 443	19%
CitiAssist Loans under commitments to purchase	1,104(1)	875 (2)	229	26%

Total loan disbursements and commitments	$3,821	$3,149	$ 672	21%

(1)	These disbursements are composed of $571 million of loans originated and disbursed by CBNA and CNYS in 2003 and purchased by the Company in 2003 (and included in the table of loan purchases below) and $533 million originated and disbursed by CBNA and CNYS in 2003 and committed by the Company for purchase in 2004.

(2)	These disbursements are composed of $373 million of loans originated and disbursed by CNYS in 2002 and purchased by the Company in 2002 (and included in the table of loan purchases below) and $502 million originated and disbursed by CNYS in 2002 and committed by the Company for purchase in 2003.

The FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loan disbursements under commitments to purchase represent the Company’s loan activity sourced through primary school channels (see Marketing on page 20 for further information). The increase in loan disbursements for 2003, compared to 2002, is primarily attributable to ongoing sales and electronic commerce initiatives.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA's carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees.

The loan originations reflected in the above table do not include FFEL Program Consolidation Loan volume, which is reflected in the loan purchases table below. Any underlying loan balances that are not already owned by the Company are purchased prior to consolidation. The FFEL Program Consolidation Loan volume indicated in the table below also includes consolidations of Stafford, PLUS and other loans already existing in the Company's loan portfolio. Loan acquisition activity in the inventory of loans available for sale, composed of both FFEL Program Consolidation Loans acquired through third party marketing relationships and loans consolidated internally, are included with other FFEL Program Consolidation Loan volume in the table below.

The Company’s secondary market and other loan procurement activities are presented in the table below:

(Dollars in millions)	2003	2002	Difference	% Change

FFEL Program Consolidation Loan volume	$2,864	$3,070	$ (206)	(7%)
CitiAssist Loan purchases	966	712	254	36%
Other loan purchases	106	176	(70)	(40%)

Total loan purchases	$3,936	$3,958	$ (22)	(1%)

For 2003, the Company’s student loan purchases included $2,380 million of loans purchased for its portfolio and $1,556 million purchased for its resale inventory. For 2002, $2,545 million was purchased for its portfolio and $1,413 million was purchased for its resale inventory.

The chart above reflects CitiAssist Loans that were purchased from CBNA (successor by merger to CNYS), the originator and disburser of these loans. At December 31, 2003, $533 million of CitiAssist Loans had been disbursed by CBNA and its predecessor, CNYS, but had not yet been purchased by the Company. These loans are not included in the Company’s December 31, 2003 loan portfolio. The Company expects to acquire substantially all of the $533 million CBNA-owned CitiAssist Loans during the first half of 2004.

Return on Equity

The Company’s return on equity for 2003 was 24.9%, an increase of 0.2% from 24.7% in 2002. The improvement was primarily attributable to portfolio growth and floor income. See Special Allowance and Floor Income on page 7 for further discussion of floor income.

Net Interest Income

Net interest income (interest earned from student loans less interest expensed on borrowings) for 2003 was $454.5 million, a $61.2 million (16%) increase, compared to 2002 net interest income of $393.3 million. The 2003 increase is primarily a result of a $59.2 million increase in floor income and growth in the Company’s interest-earning assets, partially offset by a $34.7 million ($20.8 million after tax) acceleration of deferred fee amortization related to loan prepayments as a result of the consistently high volume of loan consolidations. Floor income will decline in periods of higher interest rates and is affected by the overall level of interest rates between reset dates. The Company has entered into forward funding commitments at implied current forward rates that lock in floor income for periods of up to one year. Growth in net interest income may also be attributable to portfolio growth.

Net interest margin for 2003 was 2.04%, an increase of two basis points from 2.02% in 2002. The margin improvement in 2003 was attributable to increased floor income (see Special Allowance and Floor Income on page 7), resulting from the Company’s ability to take advantage of favorable funding opportunities. Should short-term interest rates increase above their present level, the floor income benefit could decline.

The Act imposes a 0.5% origination fee on FFEL Program student loan disbursements and an annual fee of 1.05% on the portfolio balance of FFEL Program Consolidation Loans. In addition, in 1998 the Act reduced the interest rate borrowers pay on FFEL Program Stafford Loan disbursements by 0.8%, of which 0.3% is borne by lenders. These amendments have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Despite the reduction in funding costs and its expected effect on net income, pressure on margins will continue as more loans are originated with lower yields, especially if the cost of originating loans rises. In addition, reauthorization of the Act, which was originally scheduled to occur in 2003 and was postponed to either 2004 or 2005 pending Congressional action, as well as other amendments to the Act, could result in further reductions in FFEL Program loan subsidies and reduced interest margins. Any such amendment could adversely affect the Company’s business and prospects. The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including e-commerce, and continues to expand its guarantor relationships and market alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Also, the Company’s net interest income may be impacted by uneven shifts between its lending rates (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and its borrowing rates (based on LIBOR). The Company manages these risks by entering into interest rate swap agreements on portions of its portfolio. See Note 12 to the Financial Statements.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities, based on the daily averages of the applicable assets and liabilities.

Average Balance Sheet
(Dollars in millions)		2003			2002			2001

	Balance	Income/ Expense	Rate	Balance	Income/ Expense	Rate	Balance	Income/ Expense	Rate

Average student loans Average non-interest earning assets	$22,275 321	$834	3.74%	$19,481 362	$974	5.00%	$17,297 386	$1,152	6.66%

Total average assets	$22,596			$19,843			$17,683

Average interest bearing liabilities Average non-interest bearing liabilities Average equity	$21,488 241 867	$379	1.76%	$18,727 402 714	$581	3.10%	$16,849 230 604	$ 835	4.96%

Total average liabilities and equity	$22,596			$19,843			$17,683

Net interest margin	$22,275	$455	2.04%	$19,481	$393	2.02%	$17,297	$ 317	1.83%

Average 91-day Treasury Bill rate at the final auction date before June 1st for Stafford reset (and PLUS reset for loans originated after June 1998)			1.12%			1.76%			3.69%

Weekly average of the 1-year constant maturity Treasury yields for the calendar week ending on or before June 26th for PLUS/SLS reset for loans originated prior to July 1998			0.95%			2.13%			3.46%

The following table shows the components of the annual changes in net interest income:

Rate/Volume Analysis
	2003 Compared to 2002	2002 Compared to 2001

	Increase (Decrease) Due to Change In:	Increase (Decrease) Due to Change In:

(Dollars in millions)	Volume Rate(a) Net(b)	Volume Rate(a) Net(b)

Interest earning assets	$139.8 $(280.8) $(141.0)	$133.2 $(310.3) $(177.1)
Interest bearing liabilities	85.6 (287.8) (202.2)	85.1 (339.0) (253.9)

Net interest earnings	$ 54.2 $ 7.0 $ 61.2	$ 48.1 $ 28.7 $ 76.8

(a)	Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Special Allowance and Floor Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates. Those issued subsequent to July 23, 1992 generally have variable rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the origination date.

In periods of declining interest rates, the stated borrower rates, which are generally subject to various annual reset provisions, become, in effect, interest rate floors until the next reset date. For purposes of evaluating financial results and the Company's results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads and is generally earned in declining short-term interest rate environments when the

Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by generally accepted accounting principles in the United States of America. Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the next annual interest rate reset date. Also, although the rate at which borrowers pay interest on FFEL Program Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company's cost of funds during the term of such loans could contribute significantly to floor income.

The interest earned on these fixed rate loan consolidations could generate floor income for extended periods of time. The Company earned $125.3 million of floor income in 2003, compared to $66.1 million in 2002, when short-term interest rates were higher. Floor income, which is included in interest income, will decline in periods of higher interest rates and is generally affected by the overall interest rate environment prevailing between the reset dates. The Company has entered into loan commitments at implied current forward interest rates that lock in floor income for periods of up to one year.

Fee and Other Income

For 2003, the Company generated fee and other income of $18.8 million, a $0.6 million (3%) increase from 2002. This increase is attributable primarily to growth in CitiAssist disbursements, resulting in increased loan origination and servicing fees received from CBNA for servicing CitiAssist Loans prior to purchase by the Company.

Operating Expenses

Operating expenses for 2003 were $115.1 million, or 0.52% of average student loans. For 2002, operating expenses were $108.9 million or 0.56% of average student loans. The $6.2 million (6%) increase in operating expenses is primarily attributable to the incremental costs incurred to originate, service and administer the larger loan portfolio. The four basis point improvement in the expense ratio was primarily attributable to growth in assets not requiring a commensurate growth in the Company’s infrastructure. Even if the Company's portfolio continues to grow at a rate similar to that of its expenses, improvements in the expense ratio may not be sustainable in the future.

Income Taxes

The Company’s effective tax rates were 39.27% for 2003, 40.64% for 2002 and 40.63% for 2001.

The Company’s 2003 income tax provision of $137.2 million was $17.1 million (14%) higher than the 2002 income tax provision of $120.1 million. The increase was primarily attributable to an 18% increase in income before income taxes, as compared to the prior year, partially offset by a change in certain state tax estimates.

The Company had net deferred income tax liabilities of $129.4 million at December 31, 2003, $23.5 million higher than the balance of $105.9 million at December 31, 2002. The deferred income tax liabilities resulted primarily from temporary differences related to deferred loan origination and procurement costs. Loan procurement costs have increased over the past few years due to the larger volumes of loan purchases, consisting primarily of FFEL Program Consolidation Loan purchases.

2002 Compared to 2001

The Company’s 2002 net income was $175.5 million ($8.77 basic and diluted earnings per common share), up $40.1 million (30%), compared to 2001 net income of $135.4 million ($6.77 basic and diluted earnings per common share). The increase in net income was primarily due to higher net interest income generated by portfolio growth and improved net interest margin attributable to lower funding costs.

At December 31, 2002, the Company’s student loan assets reached $20.5 billion, an increase of $2.3 billion (13%) from December 31, 2001. The increase in loans outstanding was primarily due to new FFEL Program loan disbursements of $2.3 billion and loan purchases of $4.0 billion during 2002, partially offset by loan reductions of $3.6 billion and loan securitizations of $0.4 billion. The increase in disbursements is attributable to growth in the Company's sales efforts. The December 31, 2002 student loan balance was composed of $17.3 billion of FFEL Program loans held, a $1.8 billion portfolio of CitiAssist and other alternative loans held, and a $1.4 billion inventory of FFEL Program loans available for sale.

An analysis of loan disbursements and loan commitments to finance education is presented in the table below:

(Dollars in millions)	2002	2001	Difference	% Change

FFEL Program Stafford and PLUS Loans	$2,274	$1,973	$ 301	15%
CitiAssist Loans under commitments to purchase	875(1)	617 (2)	258	42%

FFEL Program loans and CitiAssist loans under commitments to purchase	$3,149	$2,590	$ 559	22%

(1)	These disbursements are composed of $373 million of loans originated and disbursed by CNYS in 2002 and purchased by the Company in 2002 (and included in the table of loan purchases below) and $502 million originated and disbursed by CNYS in 2002 and committed by the Company for purchase in 2003.
(2)	These disbursements are composed of $311 million of loans originated and disbursed by CNYS in 2001 and purchased by the Company in 2001 (and included in the table of loan purchases below) and $306 million originated and disbursed by CNYS in 2001 and committed by the Company for purchase in 2002.

The Company’s secondary market loan activities are presented in the table below:

(Dollars in millions)	2002	2001	Difference	% Change

FFEL Program Consolidation Loans	$3,070	$1,541	$1,529	99%
CitiAssist Loans	712	489	223	46%
Other loan purchases	176	735	(559)	(76%)

Total loan purchases	$3,958	$2,765	$1,193	43%

Allowance for loan losses at December 31, 2002 was $5.5 million, $1.9 million higher than the balance at the end of 2001. The increase in allowance for loan losses is primarily attributable to growth in the repayment portfolio, including CitiAssist Loans, and is not indicative of any material changes in delinquency rates between the two years.

Net interest income was $393.3 million for 2002, compared with 2001 net interest income of $316.5 million. The $76.8 million (24%) increase primarily resulted from higher floor income and growth in the Company’s interest-earning assets. Net interest margin for 2002 increased to 2.02% from 1.83% in 2001. The 19 basis point increase was attributable to increased floor income resulting from the declining interest rate environment combined with the Company’s ability to take advantage of favorable funding opportunities.

Operating expenses were $108.9 million (or 0.56% of average student loans) for 2002, compared to $91.8 million (or 0.53% of average student loans) for 2001. The $17.1 million (19%) increase in 2002 operating expenses was primarily attributable to the incremental costs incurred to service the larger loan portfolio, investments in systems infrastructure and growth in the Company’s sales organization. The three basis point increase in the expense ratio was primarily attributable to increased investments in sales and technology.

Off-Balance Sheet Transactions

Securitization is a process by which the loans are transferred to a special purpose entity (SPE), thereby converting the loans into cash before they would have been realized in the normal course of business. The SPE obtains the cash to pay for the loan assets received by issuing securities to investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements.

The Company entered into off-balance sheet transactions in 2002 in which a total of $449 million of FFEL Program Consolidation Loans were securitized. These securitized loans were removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. The loans were sold at par value to the trust through a wholly owned SPE formed to acquire the Company’s loans. In turn, the trust sold debt securities, backed by the student loan assets, to outside investors in order to obtain cash to pay for the transferred loans. No new securitization transactions were entered into during 2003.

The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, gain or loss on the sale of the student loans is recorded at the time of securitization. In 2002, the Company recorded a pre-tax gain of $4.1 million from the sale of securitized assets. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s wholly owned special purpose subsidiary and the fair value of the assets received, composed of cash proceeds and an investment retained in the trust. Proceeds of $449 million were realized in 2002. The Company uses the cash proceeds from securitization to retire debt, fund new loan originations, purchase loans or for other business purposes.

The documents establishing the trust generally require the Company to maintain an ownership interest in the trust. At December 31, 2003 and 2002, the Company maintained a retained ownership interest in the assets securitized of approximately $28.7 million and $21.7 million, respectively, recorded at fair value. At December 31, 2002, these interests were composed of a junior certificate of $8.5 million and other retained interests of $13.2 million and are included in other assets in the Company’s financial statements. During 2003, the trust redeemed the $8.5 million junior certificate, resulting in the recognition of a $0.4 million pretax gain that was included in earnings. Interest income is recorded on the retained interest using the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. Amounts of interest income earned in 2003 and 2002 were immaterial. The Company regularly reviews these retained interests for impairment and accounts for them as investments in available-for-sale securities. In the event that net cash flows derived from the securitized student loan assets are insufficient to meet the payments of interest to trust investors and make other fee and transaction payments of the trust, the Company’s retained interest is reduced or forfeited. The Company’s loss is limited to its retained interest in the securitized assets.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. Fees amounting to $0.6 million and $0.2 million were received from the trust during 2003 and 2002, respectively. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

Consistent with terms agreed upon at the time the transactions were consummated, the Company sold $1.8 million in eligible add-on loans to the trust in 2002. Add-on loans sold to the trust in 2003 were immaterial. Add-on loans are other outstanding loans, eligible for consolidation under the Act, that a borrower requests to have added on to his or her Consolidation Loan within a prescribed period after consolidation. At December 31, 2003 and 2002, the total student loan assets held by the trust were approximately $414.5 million and $442.0 million, respectively. There were no receivables due from the trust or payables due to the trust at December 31, 2003. There were receivables due from the trust and payables due to the trust of $0.1 million each at December 31, 2002. In addition, interest of $0.3 million that had accrued on the junior certificate was paid to the Company in 2003. During 2003 and 2002, the trust paid $5.6 million and $3.8 million, respectively, in note interest to third party investors. For additional information on the Company’s securitization activities, see Note 15 to the Financial Statements.

Related Party Transactions

During August 2003, CBNA, as a result of a merger of CNYS into CBNA, an indirect wholly owned subsidiary of Citigroup, became the owner of 80% of the outstanding common stock of the Company. Prior to the merger, CNYS owned 80% of the outstanding common stock of the Company. The merger did not have a material effect on the financial condition or results of operations of the Company.

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

The Company originates the majority of its loans and performs most of its servicing obligations pursuant to intercompany agreements with affiliates of Citigroup. The Company incurred charges of $30.9 million, $32.4 million and $32.3 million pursuant to these agreements in 2003, 2002 and 2001, respectively. The decrease in the charges in 2003 compared to the prior year are due to productivity and efficiency initiatives, and billing changes for ancillary expenses, partially offset by cost increases due to loan portfolio growth.

In addition, the Company holds a portfolio of alternative loans, primarily CitiAssist Loans, which are purchased from CBNA after final disbursement. The Company originates and services CitiAssist Loans for CBNA. Expenses incurred by the Company to underwrite, disburse and service these loans for CBNA are reflected in a service fee, charged to CBNA based on the provisions of an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the amount of CBNA's carrying value at the time of purchase plus contractual fee premiums. Loan premiums paid on the purchased loans are amortized as yield adjustments over the average life of a CitiAssist Loan. As of December 31, 2003 and 2002, the Company’s CitiAssist Loan portfolio was $2,642.6 million and $1,784.0 million, respectively, exclusive of unamortized premiums.

The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The corresponding liability is recorded as a payable to principal stockholder on the Company’s financial statements. The Company is also included in the consolidated federal income tax return of Citigroup and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries.

The Company’s borrowings of $22.3 billion and $19.8 billion at December 31, 2003 and 2002, respectively, were made under the terms of the Omnibus Credit Agreement with CBNA, which currently provides for $25 billion in total credit. Interest expense of $369.2 million, $579.2 million and $835.1 million was incurred under the terms of the agreement in 2003, 2002 and 2001, respectively. The decrease in 2003 interest expense is due to the decrease in the interest rates on the variable rate debt from the prior year and the retirement of higher rate debt, partially offset by an increase in borrowings compared to the prior year. At December 31, 2003 and 2002, the total outstanding borrowings had contracted weighted average interest rates of 1.6% and 2.4%, respectively, based on LIBOR at the time the borrowings were established or rates reset. See Notes 4 and 5 to the Financial Statements for further information on the Company’s borrowings.

The Company has a number of interest rate swap agreements outstanding with CBNA. At December 31, 2003 and 2002, the agreements had notional amounts totaling $3.0 billion and $3.2 billion, respectively, and had remaining contractual terms of up to twelve months at year-end 2003. CBNA receives a fee of 0.005% of the notional amount of the swaps, primarily for the use of credit lines and counterparty risk management systems. Additionally, in 2003 and 2002, interest expense of approximately $9.9 million and $2.0 million, respectively, was incurred pursuant to these interest rate swap agreements with affiliates.

The Company, through its participation in Citigroup’s employee benefit plans, is included in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees. For the years ending December 31, 2003, 2002 and 2001, participation in these plans had no material impact on the Company’s financial condition or results of operations, nor are these plans expected to have a material impact on the Company in the foreseeable future.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including facilities procurement, employee benefits, data processing, telecommunications, payroll processing and administration, income tax payments, and others. Also, certain of the Company’s employees perform services for other Citigroup entities, which are unrelated to the business of education financing, and for which the Company receives compensation in accordance with terms of intercompany agreements. Such service fees recorded by the Company for services received and earned by the Company for services provided are recorded based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties. The Company was charged $17.1 million, $15.4 million and $13.8 million for services received pursuant to these intercompany agreements and received revenue of $9.7 million, $8.0 million and $5.6 million in 2003, 2002 and 2001, respectively, for services performed with respect to intercompany agreements. The growth in the servicing revenue primarily results from the increased volume of CitiAssist Loans, which are originated and held by CBNA until a prescribed time after full disbursement. For an analysis of intercompany expenses, see Note 9 to the Financial Statements.

Regulatory Impacts

Over the past decade, amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 30%, on a national basis, of all student loans originated under federally sponsored programs. In addition, reauthorization of the Act, which was originally scheduled to occur in 2003 and was postponed to either 2004 or 2005 pending Congressional action, as well as other amendments to the Act could ultimately result in further reductions in FFEL Program loan subsidies and lender net interest margins, and could influence customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company’s business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, particularly those affecting the demand for and interest rates on student loans, loan origination costs, and the availability and amount of certain loan subsidies; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; the effect of fluctuations in interest rates, particularly as they affect the Company's funding costs, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans and in the quality of those loans that move into repayment status; the Company’s ability to continue to service its loan portfolio in accordance with its contractual obligations; the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of the Company’s hedging policies; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company's loan portfolio insurers and risk-sharers; whether risk-sharing expenses for defaults are offset by lower insurance premiums; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the resolution of legal proceedings; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

Risk Management

Risk management is an important business objective of the Company. The Company actively manages market, credit and operating risks.

Market risk encompasses both liquidity risk and price risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor or investor when due. Price risk is the risk to earnings that arises from changes in interest rates. Market risk is managed through the Company’s Asset/Liability Management Committee (ALCO). ALCO reviews the current and prospective funding requirements and makes recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company manages credit risk by maintaining risk-sharing agreements with servicers performing certain underwriting and collection operations and by ensuring that the Company’s interest rate swap agreements, if any, are entered into only with those counterparties having investment-grade external credit ratings. Also, detailed risk analysis by loan type is conducted regularly throughout the year and is reviewed by management. In addition, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, guarantors and third party insurers to monitor portfolio quality and processing compliance. The Company is also subject to annual Department-mandated independent compliance reviews of its FFEL Program student loan portfolio. Credit risk is minimized by the federal guarantees maintained on its FFEL Program student loan portfolio and by the credit loss insurance carried on a significant portion of its alternative loan portfolio. For periods prior to January 1, 2004, provided the loan had been properly originated and serviced, the guarantor generally paid the Company 98% of the sum of the unpaid principal and accrued interest for FFEL Program default claims filed. The 2% amount not reimbursed was charged off to allowance for loan losses. During October 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement after December 31, 2003 and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company are subject to this designation.

Effective April 1, 2003, the Company began insuring substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG), an investment-grade insurer, diversifying private insurer risk. Counterparty risk from these third party insurers is actively managed by the Company.

Operating risks are those risks arising from servicing defects on the Company's FFEL Program loan portfolio that could potentially result in losses. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks on this portfolio by conducting compliance and process reviews of the Company’s loan servicers and through contractual remedies for losses incurred due to servicing errors.

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

The Company’s guaranteed FFEL Program loan portfolio is subject to regulatory risk in the form of reduced interest subsidies and increased origination costs, in addition to the existence of the program itself. Historically, legislation and the reauthorization process have reduced the net interest margin earned by lenders.

Market Risk

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets. In order to reduce this basis risk, the Company may enter into interest rate swaps on portions of its portfolio. The Company’s hedge program has been effective in offsetting changes in cash flows for the risk being hedged and is in compliance with the hedge accounting requirements of SFAS No. 133, as amended.

The Company has a number of interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the asset yield, either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate. These derivatives, which have been designated and are effective as cash flow hedges, have notional amounts totaling $3.0 billion and $3.2 billion at December 31, 2003 and 2002, respectively. As of December 31, 2003, the remaining contractual terms of these agreements are for periods of between one to twelve months. The fair values of the swaps at December 31, 2003 and 2002 were liabilities of $1.6 million and $11.8 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.6 million and $4.8 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.

Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense. Substantially all of the balance in accumulated other changes in equity from nonowner sources at December 31, 2003 is expected to be reclassified into earnings within the next twelve months. For 2003 and 2002, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings related to these swap agreements. Hedge ineffectiveness, if any, is reported in interest expense as incurred.

Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management’s responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by 35 and 100 basis point changes in the yield curve. A 35 basis point change in the yield curve represents approximately a two standard deviation change. The one hundred basis point analysis is provided for comparative purposes.

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of December 31, 2003, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pre-tax earnings of approximately $4.6 million for the next twelve months and approximately $70.1 million thereafter. A 35 basis point decrease in the interest yield curve as of December 31, 2003 would have a potential positive impact on the Company’s pretax earnings of approximately $14.5 million for the next twelve months and approximately $70.1 million thereafter.

Earnings-At-Risk (on pre-tax earnings)

	DECEMBER 31, 2003			DECEMBER 31, 2002

(Dollars in millions)	NEXT 12 MOS.	THEREAFTER	TOTAL	NEXT 12 MOS.	THEREAFTER	TOTAL

Thirty five basis point increase	$ (4.6)	$ (70.1)	$ (74.7)	$ (15.7)	$ (57.1)	$ (72.8)
Thirty five basis point decrease	14.5	70.1	84.6	17.8	57.1	74.9
One hundred basis point increase	(17.1)	(200.2)	(217.3)	(38.8)	(174.7)	(213.5)
One hundred basis point decrease	41.9	197.6	239.5	43.5	174.7	218.2

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e. the Treasury Bill to LIBOR rate spreads). The Company, through its ALCO, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

Liquidity and Capital Resources

Cash Requirements

The Company’s primary contractual cash obligations are indicated in the chart below:

		Due in Less	Due in 1-3	Due in 3-5	Due in More
Dollars in thousands	Total	Than 1 Year	Years	Years	Than 5 Years

Contractual long-term borrowings	$ 15,150,000	$ 2,800,000	$ 12,050,000	$ 300,000	$ ---
Operating lease commitments	16,113	1,806	3,361	3,042	7,904
Payable to principal stockholder	4,897	1,063	1,906	1,033	895
Loan forward purchase obligations	562,766	562,339	427	---	---
Loan disbursement commitments	951,982	951,970	12	---	---
Loan commitments	7,780,000	7,180,000	600,000	---	---

Total contractual cash obligations	$ 24,465,758	$ 11,497,178	$ 12,655,706	$ 304,075	$ 8,799

At December 31, 2003, variable rate FFEL Program loans in the amount of $952.0 million have been committed, but not disbursed. In addition, the Company has loan forward purchase agreements with investment grade counterparties, including CBNA, that obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. At December 31, 2003, the Company had $562.8 million of loans committed for future purchase.

At December 31, 2003, the Company was a party to several loan commitments with CBNA to procure short- and long-term funding in amounts of $7.2 billion and $0.6 billion, respectively, which will be drawn upon at specified times in the future. From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into loan commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates based on the date that the loan commitment is scheduled to be drawn upon. Loan commitments are expected to be drawn upon commencing January 2, 2004 and are contracted to mature between April 1, 2004 and January 4, 2005, with fixed interest rates ranging between 1.2% and 1.4%. For further information on the Company’s borrowings, see Notes 4 and 5 to the Financial Statements.

The Company’s primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and operating expenses. The Company’s cash expenditures for software developed for internal use, primarily for an enhanced loan originations infrastructure, was $20.7 million, $10.5 million and $7.5 million in 2003, 2002 and 2001, respectively. The originations infrastructure is scheduled for March 2004 installation. Other than software developed for internal use, the Company had no material capital expenditures in 2003, 2002 and 2001. The Company expects the level of capital expenditures for the next several years to be generally comparable to 2003 levels. Cash sources are sufficient to complete existing capital projects.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowings as well as securitizations of loan portfolios. Management currently considers liquidity and capital to be sufficient to meet the Company’s anticipated requirements for the next twelve months.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments and subsidized interest and special allowance payments (SAP) from the federal government are sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company’s credit agreement, the Omnibus Credit Agreement dated November 30, 2000, as amended, entered into with CBNA, presently provides up to $25 billion of combined short- and long-term borrowings. In March 2004, the agreement was amended to extend its expiration date to December 2009. The Company's right to make additional borrowings from other sources is not limited under this agreement. At December 31, 2003, $2.7 billion of the credit facility was available for additional short- and long-term borrowings.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently primarily meets its funding requirements through credit facilities provided by CBNA. In addition, the Company is successfully using alternative sources of financing, such as securitization.

In 2002, the Company securitized approximately $449 million of FFEL Program Consolidation Loans. The Company used the proceeds from the 2002 securitizations to reduce its outstanding borrowings and did not participate in any new loan securitizations in 2003. During 2003, the Company received $8.7 million of proceeds from the redemption of a portion of the retained interests from the 2002 asset securitizations. The Company does not expect to receive further redemption proceeds from its retained interest investments in 2004. The Company may enter into new securitization transactions in 2004 and expects that it would use the proceeds for debt reduction. See Note 15 to the Financial Statements and Off-Balance Sheet Transactions on page 10 for additional information about the Company’s securitization activities.

The Company could also raise capital through the sale of portions of its student loan portfolio to participants in the secondary loan market, since available liquid markets exist. The Company’s cash used for investing activities, primarily consisting of loan disbursements and purchases, amounted to $2,824.0 million in 2003, $2,398.3 million in 2002, and $2,531.9 million in 2001. Investing activities were financed in those years primarily through the utilization of available short- and long-term credit lines. New borrowings, net of repayments, for 2003, 2002 and 2001 increased $2,533.2 million, $2,206.1 million and $2,194.0 million, respectively, compared to borrowings outstanding a year ago from those dates.

Other Business and Industry Information

Student Loans
The Company's student loan portfolio is composed of both FFEL Program loans and loans originated through alternative programs, such as CitiAssist. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (PLUS) and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS Loans are made to parents of students who are dependents. The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single aggregate insured loan. Federal Consolidation Loans may include government-guaranteed loans formerly held by other lenders. Prior to consolidation, any loan balances that are not already owned by the Company are purchased at face value from other lenders. A Federal Consolidation Loan is allowed an extended repayment term of up to 30 years, depending on the loan balance. In addition, the Company’s portfolio includes Federal Supplemental Loans for Students (SLS Loans). SLS Loans were originated prior to July 1994, when new loan disbursements through this program were discontinued. Federal SLS Loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. In 1994, the SLS Program was replaced with an expanded unsubsidized Federal Stafford Loan program. The Company also owns a portfolio of Health Education Assistance Loans (HEAL Loans), composed of guaranteed student loans for borrowers in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services. Although no new loans are being originated under this program, the Company has pursued acquisition of HEAL Loans from other holders.

The Department administers the FFEL Program under Title IV of the Act. In order to comply with the provisions of the Act, all of the Company’s FFEL Program loans are held, and all new FFEL Program loans are originated, by the Company through a trust established solely for the benefit of the Company. An institution, such as the Company, that does not fall within the Act’s definition of “eligible lender” may hold and originate FFEL Program loans only through a trust or similar arrangement with an eligible lender. The Company’s trust agreement is with CBNA, a national banking association and an eligible lender under the provisions of the Act.

The Company’s alternative loan programs, such as CitiAssist, are available for students who either do not qualify for government student loan programs or need additional financial assistance beyond that available through government programs. Alternative loans are offered based on the borrower’s or co-signer’s creditworthiness, in addition to financial need as established by the educational institution. Most are insured by private insurers.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans, Federal Consolidation Loans and HEAL Loans. Most Federal Consolidation Loans are generated through third party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through school lender lists and other primary channels.

Origination of FFEL Program Loans
The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 20), repeat borrowers, Internet leads and college fair participants.

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

For Stafford Loans, the student and school complete a Master Promissory Note and send it either to the Company or directly to the guaranty agency (guarantor). For PLUS Loans, the school, parent and student complete a combined application/promissory note. The loan application process is either completed online at www.studentloan.com or through submission of a paper application. Both the guarantor and the Company must approve the loan request. Upon guarantor approval, the guarantor sends a notice of guarantee to the Company. After receiving the notice of guarantee, the Company makes disbursements of the loan directly to the school and sends a disclosure statement to the borrower confirming the terms of the loan.

The Company also originates loans under “blanket guarantee” agreements with certain guarantors, under which the Company is eligible to retain guarantees on certain loan originations without having to obtain loan approval on each individual loan.

Origination of CitiAssist Loans
In order to comply with certain legal requirements, CitiAssist Loans are originated by CBNA, the Company's principal shareholder, and are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist Loans for CBNA are charged to CBNA in an origination and servicing fee in accordance with the provisions of an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the amount of CBNA's carrying value at the time of purchase, plus contractual fees.

The CitiAssist Loan program is designed to assist undergraduate, graduate, and health professions students, as well as others, by providing education financing in addition to financial aid available under the FFEL Program. In order to meet the needs of medical students, additional products, such as the CitiAssist Health Professions Loan and the CitiAssist Health Professions Residency Loan are also available. The CitiAssist K-12 Loan program was designed to assist parents in financing their children's private primary or secondary school education. The CitiAssist Bar Study Loan is offered to law students in their final year of law school and for a certain post-graduation period.

CitiAssist Loans are installment loans that are credit based and subject to state laws and federal consumer banking regulations. Most loans are insured by a private insurer and are not reinsured by the federal government.

Students and co-signers, if applicable, complete and submit CitiAssist Loan applications either online at www.studentloan.com or by mail. In addition to general eligibility criteria, a certification of enrollment from the school is required and a co-signer may also be necessary. Upon initial credit approval by the Company, most loans are submitted to a private third party insurer, which insures the Company against loss in cases of default, bankruptcy or death of the borrower. These insured loans are subject to risk-sharing losses of 5% - 20% of the default claim amount, depending on the insurer and the type of loan. Some CitiAssist Loans are not insured against loss. However, approximately two-thirds of the carrying amounts of the uninsured CitiAssist Loans are supported by risk-sharing agreements with investment-grade universities. The Company is at risk for the non-insured and non-risk-shared portions of the CitiAssist Loan portfolio. The Company makes the majority of the loan disbursements directly to the school and sends a disclosure statement to the borrower and co-signer confirming the terms of the loan.

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

Marketing
Unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans it directly originates through school channels. Management believes that this policy makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators (FAAs). The Company attributes its growth primarily to its emphasis on: 1) providing service to FAAs, 2) offering competitive and innovative products that meet the needs of schools and students, 3) expanding marketing channels through electronic commerce and 4) employing a focused marketing and sales team. In addition, the Federal Consolidation Loan volumes remained high in 2003 due to the low interest rate environment, which induced more borrowers to consolidate their loans to obtain fixed interest rates. An increase in interest rates, which would reduce borrowers' demands for Federal Consolidation Loans, could significantly reduce the volume of new Federal Consolidation Loans. Also, reauthorization or other amendments to the Act could reduce the benefits of the Federal Consolidation Loan program and make it less attractive to borrowers.

Management believes that FAAs are one of the most important influences on lender selection. An FAA, in order to streamline the financial aid process and promote competition, may develop a list of preferred lenders which students may utilize. Accordingly, the Company focuses marketing efforts on meeting the needs of FAAs by offering a variety of products and services that help FAAs aid students in financing their education. The Company’s account managers service the financial aid community and assist FAAs with student loan processing, resolving problems and issues, providing updates on the Company’s programs and new products, and supplying information for students.

The Company has made advancements in and expects to continue to develop its electronic commerce initiatives. The Company’s main website, www.studentloan.com, as well as its other proprietary websites, www.faaonline.com, www.collegelenderlist.com and www.prestamosestudiantiles.com, provide useful information and online functionality for both students and FAAs. The www.prestamosestudiantiles.com website provides information in Spanish on college planning, education loans and the financial aid process. The www.studentloan.com website received a new look in 2003 as customer feedback from usability studies was incorporated to make the site easier to use. Improvements to the online application and approval capabilities have contributed to the growth of the private loan CitiAssist product.

The Company’s online servicing platform www.studentloan.com provides borrowers with the ability to self-service their accounts, view statements, choose repayment options online and make payments online. Customer usage of these capabilities continues to increase. In 2003, the Company introduced the capability for international borrowers residing in foreign countries to pay online by credit card. This service provides borrowers with an easy and efficient means to make loan payments denominated in U.S. currency. In 2003, the Company also introduced electronic signature to www.studentloan.com’s loan consolidation online application system and e-signature capability is now available for all loan products, including Stafford, PLUS and CitiAssist, enabling a convenient, completely paperless application process. The Company also introduced an investors section on www.studentloan.com in 2003.

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

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. Approximately one-third of the Company’s loan portfolio is composed of loans made to or on behalf of students who reside in New York and California. The proportion of borrowers who reside in New York and California has decreased in recent years as the geographic dispersion of the Company's borrowers has increased.

Competition

The student loan industry is highly competitive and the Company competes with thousands of eligible lenders. The Company is one of the nation’s largest originators and holders of FFEL Program loans, with approximately an 8% market share. The Company competes by offering a full array of FFEL Program and private loan products. In addition, unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans that it directly originates through school channels.

Sallie Mae, the largest holder of FFEL Program loans, has a portfolio that is several times larger than the Company’s. In 2000, when Sallie Mae began originating loans on its own behalf, it became a direct competitor of the Company. The Company also competes directly with Sallie Mae and other secondary market participants in making loan purchases. Based on recent estimates, Sallie Mae's overall market share is approximately three times that of the Company's.

The Federal Direct Student Lending (FDSL) Program, which provides loans directly to students and parents, has reduced the volume of loans originated through the FFEL Program. Currently, the FDSL Program accounts for less than 30% of total federal student loan program originations (exclusive of the Perkins Loan Program). The proportion of FDSL Program loan originations has not grown in recent years. In fact, some colleges and universities have left the FDSL Program and returned to lenders participating in the FFEL Program. If this continues, the portion of total federal student loan volume that is attributable to the FDSL Program may decline.

FFEL Program Guaranty Agencies and Third Party Insurers
The Company is insured on its portfolio of FFEL Program loans as to principal and interest in the case of a borrower’s default, death, disability, bankruptcy, closed school or unpaid school refund. The coverage is provided by certain state or non-profit guaranty agencies (guarantors), which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

If a guarantor’s administrative or financial condition falls below specified levels or the Secretary of Education (the Secretary) determines that the guarantor is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continuance of claim payments, including the transfer of guarantees to another guarantor or paying claims directly to lenders. To date, all claims filed by the Company that had been approved for payment by guarantors have been paid.

During October 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of the designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement after December 31, 2003 and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company are subject to this designation. The Company is entitled to receive the benefit of the designation as long as the Company continues to meet required servicing standards published by the Department. Compliance by the company with such standards is assessed on a quarterly basis.

The Company purchases “life of loan” insurance on the majority of its holdings of alternative student loans, providing loss protection in the case of borrower default, death or bankruptcy. Most of the Company’s CitiAssist Loan portfolio is insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). In 2003, the financial strength ratings of GNIC and GIC were downgraded to below investment grade. The Company currently does not expect that such downgrade will have a material impact on the insurance companies' ability to perform under the terms of the agreement to provide insurance. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through an investment-grade subsidiary of American International Group (AIG), diversifying private insurer risk. CitiAssist Loans are generally subject to risk-sharing losses of 5% - 20% of the claimed amount. To date, substantially all eligible alternative loan claims have been paid.

See Note 2 to the Financial Statements for further information on FFEL Program guarantors and third-party insurers and the portions of the portfolio insured by each.

FFEL Program Collections and Claims
Certain requirements, as descibed above, have to be met in order to maintain the government guarantee coverage on FFEL Program loans. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company’s collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after delinquency occurs and continues prescribed collection efforts through mailings, telephone contact and skip tracing, as needed.

At prescribed times, the Company requests collection assistance from the relevant guarantor before submitting a claim. These requests serve to notify the guarantor of seriously delinquent accounts before claim and permit the guarantor to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collections department or servicer resumes working the account for payment and/or institutes a process to reinstate the guarantee.

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

Rejected claims may be “cured”, involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender locates the borrower and performs certain collections activities in cases involving timely claim filing violations or by obtaining a payment or a new repayment agreement from the borrower in the case of certain collection due diligence violations. In 2003 and 2002, the Company was able to cure approximately 64% and 79%, respectively, of all rejected FFEL Program claims. The decrease in the cure rate for 2003 was due to a change in the mix of rejected claims, fewer of which were eligible for cure. For rejected claims, the Company allows a full four months for the collections department or servicers to attempt to effect cures before the loans are written off as operating losses. Operating losses were $1.1 million, $1.4 million and $0.8 million in 2003, 2002, and 2001, respectively.

The rate of defaults for FFEL Program student loans, especially among students at proprietary schools, tends to be higher than default rates for other types of student loans. In an effort to reduce the default rates, revised school eligibility requirements, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it provides FFEL Program loans only to students attending institutions that meet the Act’s default limits.

In 2003, the Company’s CitiAssist Loans, which incorporate credit screening and may require a co-signer, had a default rate of 0.65%, compared to 2.20% for its FFEL Program loans.

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

Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties if lenders violate program regulations. The Department conducts frequent on-site audits of the Company’s student loan servicing activities. Guarantors conduct similar audits on a biennial basis. During 2003, the Company was audited by four guarantors, the Department and a third party insurer. In addition, an independent compliance review, as required by the Department, was conducted of the Company’s FFEL Program student loan portfolio. None of the audits conducted during 2003 disclosed any material audit exceptions.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence. Both the Department and the guarantors have established stringent servicing requirements that the lender must meet and have developed audit criteria that the lender must pass in order to receive guarantee benefits.

Also, as an operating subsidiary of CBNA, the Company is subject, in general, to examination and supervision by the Office of the Comptroller of the Currency. The Company is subject to the Bank Holding Company Act and the National Bank Act, which restrict certain affiliate transactions and limit the permissible investment and business activities in which an operating subsidiary of a bank may engage.

Employees

At December 31, 2003 and 2002, the Company had 466 and 397 employees, respectively, none of whom was covered by a collective bargaining agreement. The growth in the number of employees was primarily due to sales and technology requirements.

Properties

The Company maintains its headquarters in Stamford, CT and also has a facility located in Pittsford, NY. The Pittsford, NY facility is maintained under the provisions of an affiliate agreement. In December 2003, the Company amended this agreement, extending the lease term through December 2013. The Stamford, CT facility is provided on a month-to-month basis.

Legal Proceedings

In the ordinary course of business, the Company is a defendant or co-defendant in various legal proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company’s management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 13.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
The Student Loan Corporation:

We have audited the accompanying balance sheets of The Student Loan Corporation as of December 31, 2003 and 2002 and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 4, 2004

Financial Statements
The Student Loan Corporation
STATEMENT OF INCOME

		Years ended December 31

(Dollars in thousands, except per share amounts)	2003	2002	2001

Revenue
Interest income (note 2)	$ 833,593	$ 974,590	$ 1,151,632
Interest expense (notes 4, 5, 9 and 12)	379,078	581,242	835,115

Net interest income	454,515	393,348	316,517
Less: provision for loan losses (note 2)	(9,277)	(11,214)	(7,324)

Net interest income after provision for loan losses	445,238	382,134	309,193
Redemption of junior note and realized gains on securitized loans (note 15)	399	4,118	-----
Fee and other income (note 7)	18,838	18,249	10,599

Total revenue, net	464,475	404,501	319,792

Operating Expenses
Salaries and employee benefits (notes 9 and 10)	28,282	26,803	21,474
Other expenses (notes 8 and 9)	86,769	82,076	70,330

Total operating expenses	115,051	108,879	91,804

Income before income taxes	349,424	295,622	227,988
Income taxes (note 11)	137,220	120,131	92,627

Net income	$ 212,204	$ 175,491	$ 135,361

Basic and diluted earnings per common share (note 14)	$ 10.61	$ 8.77	$ 6.77

See accompanying notes to financial statements.

The Student Loan Corporation
BALANCE SHEET

	December 31

(Dollars in thousands, except per share amounts)	2003	2002

Assets
Student loans (note 2)	$ 20,284,431	$ 19,173,992
Less: allowance for loan losses (note 2)	(2,433)	(5,484)

Student loans, net	20,281,998	19,168,508
Loans available for sale (note 2)	2,939,756	1,361,874
Cash	476	383
Other assets (note 3)	482,913	474,839

Total Assets	$ 23,705,143	$ 21,005,604

Liabilities and Stockholders' Equity
Liabilities
Short-term borrowings (note 4)	$ 9,973,100	$ 15,789,900
Long-term borrowings (note 5)	12,350,000	4,000,000
Payable to principal stockholder (note 9)	4,897	6,247
Deferred income taxes (note 11)	129,376	105,897
Other liabilities (note 6)	316,446	338,524

Total liabilities	22,773,819	20,240,568

Stockholders' Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	----	----
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	135,934	135,205
Retained earnings	786,746	636,142
Accumulated other changes in equity from nonowner sources	8,444	(6,511)

Total stockholders' equity	931,324	765,036

Total Liabilities and Stockholders' Equity	$ 23,705,143	$ 21,005,604

See accompanying notes to financial statements.

The Student Loan Corporation
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Years ended December 31

(Dollars in thousands, except per share amounts)	2003	2002	2001

COMMON STOCK AND ADDITIONAL PAID-IN- CAPITAL
Balance, beginning of period	$ 135,405	$ 135,051	$ 134,972
Other	729	354	79
Balance, end of period	$ 136,134	$ 135,405	$ 135,051

RETAINED EARNINGS
Balance, beginning of period	$ 636,142	$ 516,651	$ 437,290
Net income	212,204	175,491	135,361
Common dividends declared, $3.08 per common share in 2003; $2.80 per common share in 2002 and 2001	(61,600)	(56,000)	(56,000)
Balance, end of period	$ 786,746	$ 636,142	$ 516,651

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ (6,511)	$ -----	$ -----
Net change in cash flow hedges, net of taxes of $4,193 in 2003 and $(4,831) in 2002	6,052	(7,010)	-----
Net change in unrealized gains on investment securities, net of taxes of $5,907 in 2003 and $344 in 2002	8,903	499	-----
Balance, end of period	$ 8,444	$ (6,511)	$ -----

TOTAL STOCKHOLDERS' EQUITY	$ 931,324	$ 765,036	$ 651,702

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 212,204	$ 175,491	$ 135,361
Changes in equity from nonowner sources, net of taxes	14,955	(6,511)	-----
Total changes in equity from owner sources	$ 227,159	$ 168,980	$ 135,361

See accompanying notes to financial statements.

The Student Loan Corporation
STATEMENT OF CASH FLOWS

		Years ended December 31

(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 212,204	$ 175,491	$ 135,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	112,427	66,452	56,471
Provision for loan losses	9,277	11,214	7,324
Deferred tax provision	13,220	18,710	46,252
Redemption of junior note and realized gains on securitized loans	(399)	(4,118)	-----
Loss on disposal of assets	-----	1,678	-----
Decrease/(increase) in accrued interest receivable	22,858	51,263	(16,220)
(Increase)/decrease in other assets	(4,759)	(28,508)	11,332
(Decrease)/increase in other liabilities	(12,294)	(44,796)	154,256

Net cash provided by operating activities	352,534	247,386	394,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements of loans	(2,717,195)	(2,274,176)	(1,973,126)
Loan portfolio purchases	(2,380,621)	(2,545,190)	(2,765,138)
Loan purchases available for sale	(1,555,859)	(1,412,704)	-----
Loan reductions	3,997,197	3,561,007	2,364,942
Net increase in loan origination and purchase costs	(151,554)	(164,893)	(150,330)
Proceeds from loans securitized	-----	449,204	-----
Proceeds from investment redemption	8,655	-----	-----
Capital expenditures on equipment and computer software	(24,664)	(11,573)	(8,221)

Net cash used in investing activities	(2,824,041)	(2,398,325)	(2,531,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in borrowings with original maturities of one year or less	(6,266,800)	(1,886,900)	3,158,996
Proceeds from long-term borrowings	11,150,000	4,150,000	2,200,000
Repayments of long-term borrowings	(2,350,000)	(57,000)	(3,165,000)
Dividends paid to stockholders	(61,600)	(56,000)	(56,000)

Net cash provided by financing activities	2,471,600	2,150,100	2,137,996

Net increase/(decrease) in cash	93	(839)	899
Cash-beginning of period	383	1,222	323

Cash-end of period	$ 476	$ 383	$ 1,222

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
Interest	$ 391,339	$ 671,366	$ 739,292
Net income taxes paid/(refunded)	$ 135,335	$ 71,551	$ (5,461)

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Student Loan Corporation (the Company), through a trust agreement with Citibank, N.A. (CBNA), is an originator, manager and servicer of student loans, primarily those made in accordance with federally sponsored guaranteed student loan programs. The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States of America. The Company’s operations are a single segment for financial reporting purposes.

CBNA, a direct wholly owned subsidiary of Citicorp and an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), is the largest shareholder of the Company, owning 80% of the Company’s outstanding common stock. The accompanying financial statements include expenses for facilities, employee benefits and certain services provided by CBNA and other Citigroup affiliates. Such expenses are assessed based on actual usage or using other allocation methods that, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Such reclassification had no effect on the results of operations as previously reported.

Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Revenues, which include net interest, fees and gains on loans securitized, if any, are recognized as they are earned. Interest income may include special allowance payments and other interest subsidies made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

Most FFEL Program premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. Most deferred fees for CitiAssist Loans are amortized over contractual life on a loan level basis. The expected weighted average life of FFEL Program loans is determined by analyzing market and borrower interest rates, customer prepayments and guarantor payments received through the claims process. Expected life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. The expected weighted average lives of these loans are reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

Loans
Loans primarily consist of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the expected weighted average lives of the student loans in those portfolios. The determination of the expected weighted average life is based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy universities.

If the Company files a claim with a guarantor and the guarantor denies payment of the claim, the Company immediately discontinues accruing interest on the loan. At the time it is determined that the guarantee cannot be reinstated, the Company charges off the outstanding principal balance to operating expenses and reduces interest income by the amounts of all previously accrued, uncollected interest. Recoveries on loans previously charged off are offset to current operating expenses. Accrual of interest is resumed when the loan guarantee is reinstated.

Allowance for Loan Losses
Allowance for loan losses provides a reserve for estimated losses on: (1) the Company’s FFEL Program loan portfolio under the risk-sharing provisions of the Act, which provide for lender risk-sharing of 2% of the principal and accrued interest on most claims of FFEL Program defaulted loans and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and actual losses are charged off against the reserve as they occur.

During 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of the designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement after December 31, 2003, and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company are subject to this designation.

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

Student Loan Securitizations
The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells securities, backed by the student loan assets, to outside investors. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, and the trust qualifies as a qualifying special purpose entity, gains or losses on the sale of the student loans are recorded at the time of securitization and the financial statements of the trust are not consolidated with those of the Company. Gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of the assets received, which are composed of cash proceeds and the interests retained in the loans securitized.

The retained interests from the securitizations are accounted for as investments in available-for-sale securities and are included in other assets. The retained interests are carried at their estimated fair value at the balance sheet date. Changes in fair value are recorded net of applicable income taxes in accumulated other changes in equity from nonowner sources. Interest earned on the retained interest is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interest is regularly reviewed for impairment and impairment, if any, is recognized as a charge to earnings when identified. The initial value of the retained interest is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the securitization date. Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model.

Loans Available for Sale
Loans available for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost or market value.

Hedging Transactions
The Company manages its exposure to market interest rates by entering into interest rate swap agreements on portions of its portfolio. On January 1, 2001, the Company adopted the provisions of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded at fair value on the balance sheet. Fair value is determined by discounting the cash flows using market interest rates through the contractual maturity dates. These derivatives, which have been designated and are effective as cash flow hedges, are recorded as either other assets or other liabilities, depending on whether the fair value of the derivative is a net gain or a net loss. The hedge relationship is formally documented at inception detailing the risk management objective, the risk being hedged and how effectiveness is assessed. To the extent these derivatives are not effective, changes in their fair values representing the ineffectiveness are included in other revenue as incurred. To the extent the derivatives are effective and exactly match the variability of the cash flow being hedged, changes in their fair values are not reflected in current earnings, but are recorded net of taxes in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

Earnings Per Share
Basic earnings per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common share reflects the dilutive effect that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed by dividing net income by the weighted-average sum of common shares outstanding and common stock equivalents for the period.

In 2003, 2002 and 2001, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

Income Taxes
The Company is included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CBNA an amount equal to the federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is adjusted by virtue of the inclusion of the Company’s activity in the group’s unitary return. CBNA has agreed to pay the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citicorp/Citigroup affiliate other than the Company is a member) is adjusted by virtue of the inclusion of the Company’s activity in the group’s unitary return.

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

Accounting Changes

Stock-based Compensation
The Company participates in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all awards granted, modified, or settled after December 31, 2002. The prospective method is an adoption method provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, issued in December 2002. The fair value recognition provisions of SFAS No. 123 require that compensation cost for all stock awards be calculated and recognized over the service period, which is generally equal to the vesting period. Stock option expense is recorded in salaries and employee benefits expense, with a corresponding amount reflected in additional paid-in capital. This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, application of which generally results in no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Effective January 1, 2003, the Company began recording an expense for these awards. The adoption of SFAS No. 123 did not have a material impact on the Company’s financial condition or results of operations. Changes to certain stock-based compensation plan provisions may be made that could impact the future expense recognized under SFAS No. 123.

Variable Interest Entities
In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special-purpose entities (QSPEs) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE’s financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. In addition, a revision of FIN 46 was issued in December 2003 (FIN 46-R) that will be adopted in the first quarter of 2004. The impact of the July 2003 adoption of FIN 46 was not material to the Company’s financial condition or results of operations and the adoption of FIN 46-R is not expected to have a material impact on the Company's financial condition and results of operations.

Guarantees and Indemnifications
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material to the Company's financial condition or results of operations.

Derivative Instruments
On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on the Company’s financial condition or results of operations.

Financial Instruments with Characteristics of Both Liabilities and Equity
On July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that a financial instrument that falls within the scope of this Statement be classified as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and its adoption did not have a material impact on the Company’s financial condition or results of operations.

2 STUDENT LOANS

The Company's portfolio of student loans consist primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program and, generally, have a repayment term of ten years. Whenever the stated interest rates on most FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a special allowance payment (SAP), which increases the lender’s loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on loan origination date. The federal government generally pays both the SAP, if any, and the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment. If the SAP yield is less than the borrower or government subsidized rate, the Company does not earn SAP. Borrowers’ interest rates can be either fixed or variable. Generally, loans originated after July 1992 earn variable interest rates that are reset annually each July 1st. The reset rates are based on an average of either the 91-day Treasury Bill auction yield or the one-year constant maturity Treasury yields, depending on loan origination date.

The Act also authorizes a program under which borrowers are eligible to consolidate their various student loans into a single loan (Federal Consolidation Loan) that is insured on a basis similar to other FFEL Program loans. The borrower interest rate on a Federal Consolidation Loan is fixed for the life of the loan, and is the weighted-average interest rate of the loans that are retired by the Federal Consolidation Loan. Similar to other FFEL Program loans, the Company is eligible to receive SAP payments that increase the lender’s yield when the base rate plus the markup described above exceeds the borrower rate. Additionally, the holder of any Federal Consolidation Loan made on or after October 1, 1993 is required to pay to the Secretary of Education a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending balance of the sum of the principal and the accrued interest on Federal Consolidation Loans held.

The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (PLUS) and Federal Consolidation Loans. In addition, the Company’s portfolio includes Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans), which are guaranteed student loans for borrowers in designated health professions.

The Company’s loan portfolio grows by new FFEL Program disbursements as well as secondary market and other loan portfolio purchases. Purchases may include FFEL Program loans purchased at estimated fair value through third party purchase agreements. These agreements obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. The contractual interest rates on the loans purchased through these contracts may vary from purchase to purchase. Since these purchased loans are guaranteed by the Department, credit risk with respect to these loans is substantially mitigated. During the years 2003 and 2002, loans totaling $106 million and $176 million, respectively, were acquired pursuant to these programs.

The Company’s portfolio also contains non-FFEL Program loans originated through alternative programs developed for students who either do not qualify for federal government student loan programs or need additional financial assistance beyond that available through the government programs. Alternative loans are generally offered based on the borrower’s or co-signer’s creditworthiness.

Substantially all of the Company’s alternative loan portfolio is composed of CitiAssist Loans, the Company’s own proprietary loan product created to provide students with an additional means to meet their educational financing needs and which is used to help close the gap between students’ higher education costs and their available financial resources. The loan is prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder. These loans are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist Loans for CBNA are charged to CBNA in a service fee in accordance with the provisions of an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the amount of CBNA's carrying value at the time of purchase, plus contractual fee premiums. At December 31, 2003, CBNA had disbursed $532.6 million of CitiAssist Loans that had not yet been acquired by the Company. The Company expects to acquire substantially all of these CitiAssist Loans during the first half of 2004. Premiums paid to CBNA are amortized as a reduction of interest income over the average life of the loans in the portfolio. At December 31, 2003 and 2002, the Company’s CitiAssist portfolio was $2,642.6 million and $1,784.0 million, respectively, exclusive of unamortized premiums.

At December 31, 2003, the Company’s loan assets were composed of a $20.3 billion portfolio of student loans held and a $2.9 billion inventory of student loans available for sale. The inventory of loans available for sale is composed both of FFEL Program Consolidation Loans acquired through third party marketing relationships and loans consolidated internally. The loans are summarized by program type as follows:

	December 31

(Dollars in thousands	2003	2002

Federal Stafford Loans	$ 9,455,048	$ 9,669,341
Federal Consolidation Loans	6,596,085	6,066,487
Federal SLS/PLUS/HEAL Loans	1,157,807	1,226,622
CitiAssist/other alternative Loans	2,642,740	1,784,238

Total student loans held, excluding deferred costs	19,851,680	18,746,688
Deferred origination costs	336,618	302,078
Deferred premium costs, net	96,133	125,226

Loans held	20,284,431	19,173,992
Less: allowance for loan losses	(2,433)	(5,484)

Loans held, net	20,281,998	19,168,508

Federal Consolidation Loans available for sale, excluding deferred costs	2,844,190	1,305,033
Deferred origination costs	95,566	56,841

Loans available for sale	2,939,756	1,361,874

Total loan assets	$23,221,754	$20,530,382

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

For each FFEL Program loan, guarantors may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan. In addition, the Act requires that a combined loan origination fee and insurance premium be paid on Federal PLUS and Stafford Loan originations. This fee is deducted from the loan proceeds before the lender remits the disbursement to the school. The lender is responsible for forwarding the fee to the federal government. Current regulations limit the federal government’s borrower-paid loan origination fee and insurance premium to a maximum of 3% of the loan principal.

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or a borrower’s death, disability or bankruptcy, the Company files a claim with the guarantor of the loan. Prior to January 1, 2004, provided the loan had been properly originated and serviced, the guarantor generally paid the Company 98% of the sum of the unpaid principal and accrued interest for FFEL Program default claims filed. The 2% amount not reimbursed was charged off to allowance for loan losses. Claims on FFEL Program loans filed due to a borrower’s death, disability or bankruptcy are not subject to the 2% risk- sharing loss provisions.

During October 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement after December 31, 2003 and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company are subject to this designation. The Company is entitled to receive the benefit of the designation as long as the Company continues to meet the required servicing standards published by the Department. Compliance by the Company with such standards is assessed on a quarterly basis. The allowance for loan losses provides a reserve for estimated risk-sharing and other credit losses. As of year-end 2003, the Company's allowance for loan loss balance was reduced by $4.5 million ($2.7 million after tax) and the provision for loan losses was similarly reduced to account for the estimated effects of the designation.

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	2003	2002	2001

Balance at beginning of year	$ 5,484	$ 3,584	$ 2,872
Provision for loan losses	9,277	11,214	7,324
Loan losses	(12,328)	(9,314)	(6,612)

Balance at end of year	$ 2,433	$ 5,484	$ 3,584

During 2003, 2002 and 2001, certain FFEL Program claims were rejected by the guarantor because of servicing or origination defects and were returned to the Company for remedial loan servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans were $0.5 million and $0.2 million at December 31, 2003 and 2002, respectively. In addition, claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged against current interest income. A provision for estimated losses for loans with servicing or origination defects, which is charged to operating expense, and the actual losses resulting from such defects are shown in the table below. A reserve for operating losses has been established and is reflected in other liabilities.

Changes in the reserve for operating losses resulting from servicing or origination defects are as follows:

(Dollars in thousands)	2003	2002	2001

Balance at beginning of year	$ 1,216	$ 510	$ 239
Provision for operating losses	1,080	1,448	791
Losses from defects	(1,059)	(742)	(520)

Balance at end of year	$ 1,237	$ 1,216	$ 510

Most CitiAssist Loans are insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). During 2003, the financial strength ratings of GNIC and GIC were downgraded to below investment grade. The Company does not currently expect that such downgrade will have a material impact on the insurance companies' ability to perform under the terms of the agreement to provide insurance. These loans are not reinsured by the federal government. Most insured CitiAssist Loans submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG). Under the new insurer’s program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. The increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums. During 2003 and

2002, $12.7 million and $6.8 million, respectively, of CitiAssist Loans were submitted for claim. Substantially all of these claimed amounts have been paid. Certain CitiAssist Loans are not insured against loss. At December 31, 2003 and 2002, the Company held $396.6 million and $268.7 million, respectively, of CitiAssist Loans that did not carry third party insurance. Approximately two-thirds of the carrying amounts of the uninsured CitiAssist Loans carry risk-sharing arrangements with investment grade universities. The Company is exposed to losses of up to 100% on loans that do not carry insurance or risk-sharing arrangements.

The following table provides an analysis of the Company’s student loans by guarantor/insurer:

	December 31

(Dollars in thousands)	2003	%	2002	%

United Student Aid Funds	$ 6,395,800	28	$ 6,283,254	31
EdFund	2,761,243	12	2,425,605	12
New York State Higher Education Services Corp.	6,656,617	29	5,722,497	29
Great Lakes Higher Education	1,122,418	5	1,186,021	6
Illinois Student Aid Commission	614,996	3	501,515	3
GNIC/GIC/AIG/other third party insurers	2,245,996	10	1,515,313	8
Other guarantors	2,496,818	11	2,145,881	10

Total guaranteed/insured	22,293,888	98	19,780,086	99
Unguaranteed/uninsured/university risk-shared	401,982	2	271,635	1

Total loans, excluding deferred costs	$22,695,870	100	$20,051,721	100

3 OTHER ASSETS

Other assets are summarized as follows:

	December 31

(Dollars in thousands)	2003	2002

Accrued interest receivable
from borrowers	$ 353,715	$ 374,997
from federal government	36,435	37,988
Retained interests in securitized assets	28,672	21,746
Interest-bearing deposit related to interest rate swaps	13,301	13,301
Equipment and computer software	38,038	18,418
Other	12,752	8,389

Total other assets	$ 482,913	$ 474,839

4 SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

	December 31

	2003		2002

(Dollars in thousands)	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate

Notes payable	$7,173,100	1.51%	$13,439,900	1.93%
Portion of long-term borrowings due within one year	2,800,000	2.57%	2,350,000	4.72%

Total short-term borrowings	$9,973,100	1.81%	$15,789,900	2.35%

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 2003 and 2002, short-term borrowings consisted of borrowings made under the terms of an Omnibus Credit Agreement with each of CBNA and its predecessor, Citibank (New York State)(CNYS). The maximum aggregate credit limit available for combined short- and long-term borrowings is $25 billion. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2003, $39.6 billion in new short-term borrowings was made and $45.9 billion in original short-term borrowings was repaid. During 2002, $30.2 billion of new short-term borrowings was made and $32.1 billion in original short-term borrowings was repaid. The interest rates payable on the credit facilities either are variable, based on the monthly Federal Funds rate, or are fixed, based on LIBOR.

At December 31, 2003, the Company was a party to several loan commitments with CBNA to procure short- and long-term funding in amounts of $7.2 billion and $0.6 billion, respectively, which will be drawn upon at specified times in the future. From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into loan commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates based on the date that the loan commitment is scheduled to be drawn upon. Loan commitments are expected to be drawn upon commencing January 2, 2004 and are contracted to mature between April 1, 2004 and January 4, 2005, with fixed interest rates ranging between 1.2% and 1.4%.

5 LONG-TERM BORROWINGS

A summary of long-term borrowings follows:

	December 31

(Dollars in thousands)	2003	2002

CNYS Notes, fixed rate (note rates ranged from 4.59% to 4.87% at December 31, 2002), due January 2003	$ -----	$2,200,000
CNYS Notes, fixed rate (note rate 4.16% at December 31, 2002), due December 2003	-----	150,000
CBNA (CNYS in 2002) Notes, based on LIBOR (note rate 1.16% at December 31, 2003 and 1.81% at December 31, 2002), repricing quarterly, due January 2004	1,400,000	1,400,000
CBNA (CNYS in 2002) Notes, fixed rate (note rates ranged from 3.10% to 4.19% at December 31, 2003 and 2002), due January 2004	1,400,000	1,400,000
CBNA Notes, fixed rate (note rates ranged from 1.34% to 2.30% at December 31, 2003), due January 2005	2,400,000	-----
CBNA Notes, based on LIBOR (note rate 1.16% at December 31, 2003), repricing quarterly, due January 2005	500,000	-----
CBNA Notes, fixed rate (note rates ranged from 1.70% to 2.04% at December 31, 2003), due dates February - April 2005	750,000	-----
CBNA (CNYS in 2002) Notes, based on LIBOR (note rates ranged from 1.16% to 1.17% at December 31, 2003 and from 1.39% to 1.42% at December 31, 2002), repricing every two months, due dates July - August 2005.	5,900,000	1,200,000
CBNA Notes, fixed rate (note rate 2.21% at December 31, 2003), due April 2006	500,000	-----
CBNA Notes, based on LIBOR or a strike rate, whichever is higher, (note rates ranged from 1.19% to 1.28% at December 31, 2003), repricing quarterly, due dates September - October 2006	2,000,000	-----
CBNA Notes, fixed rate (note rate 3.02% at December 31, 2003), due April 2008	300,000	-----
Less: portion of long-term borrowings due within one year	(2,800,000)	(2,350,000)

Total long-term borrowings	$12,350,000	$4,000,000

At December 31, 2003 and 2002, long-term borrowings were made under the terms of an Omnibus Credit Agreement, as amended, with CBNA, the Company’s principal shareholder, and its predecessor, CNYS. Under the Omnibus Credit Agreement, which expires in December 2009, the maximum aggregate credit limit available for combined short- and long-term borrowings is $25 billion. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2003, $11.2 billion in new long-term borrowings was made and $2.4 billion in original long-term borrowings was repaid. During 2002, $4.2 billion in new long-term borrowings was made and $0.1 billion in original long-term borrowings was repaid. At December 31, 2003, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows: $2.8 billion in 2004, $9.6 billion in 2005, $2.5 billion in 2006 and $0.3 billion in 2008.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. Additionally, the Company has entered into interest rate swap agreements with CBNA on portions of its portfolio to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets. Generally, under these swap agreements, indices of the interest obligations of the Company’s LIBOR-based notes are swapped into the asset yield, either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate. See Note 12 for further discussion.

6 OTHER LIABILITIES

Other liabilities are summarized as follows:

	December 31

(Dollars in thousands)	2003	2002

Interest payable, primarily to CBNA	$157,563	$169,824
Income taxes payable, primarily to CBNA	69,257	81,566
Interest rate swaps, primarily with CBNA	1,596	11,841
Accrued liabilities	88,030	75,293

Total other liabilities	$316,446	$338,524

7 FEE AND OTHER INCOME

A summary of fee and other income follows:

	December 31

(Dollars in thousands)	2003	2002	2001

Late fees	$ 8,037	$ 9,615	$ 4,583
Origination and servicing fees, primarily from CBNA and CNYS	10,328	8,176	5,578
Other	473	458	438

Total fee and other income	$18,838	$18,249	$10,599

8 OTHER EXPENSES

A summary of other expenses follows:

(Dollars in thousands)	2003	2002	2001

Servicing, professional, guarantor and other fees paid	$50,305	$49,436	$46,630
Data processing	9,712	8,454	6,937
Advertising and marketing	7,047	6,603	4,489
Stationery, supplies and postage	4,195	1,392	1,545
Premises, primarily rent	1,786	1,616	1,646
Communications	2,436	3,372	2,413
Depreciation and software amortization	5,044	4,544	2,106
Operational losses on guaranteed student loans	1,080	1,448	791
Travel and entertainment	2,064	1,923	1,521
Minor equipment	1,422	1,289	949
Other	1,678	1,999	1,303

Total other expenses	$86,769	$82,076	$70,330

9 RELATED PARTY TRANSACTIONS

During 2003, as a result of the merger of CNYS into CBNA, an indirect wholly owned subsidiary of Citigroup, CBNA became the owner of 80% of the outstanding common stock of the Company. CNYS was the previous majority stockholder, owning 80% of the outstanding common stock of the Company. The merger did not have a material effect on the financial condition or results of operations of the Company.

A number of significant transactions are carried out between the Company and Citigroup and its affiliates. As of the effective date of the CBNA-CNYS merger, CBNA became a party to all intercompany agreements that the Company had previously entered into with CNYS, including the Omnibus Credit Agreement, the tax-sharing agreement and the CitiAssist loan originations and servicing agreements. CBNA succeeded to all of the rights and assumed all of the obligations of CNYS under such intercompany agreements. Detailed below is a description of, and amounts relating to, the Company’s transactions with CBNA (or CNYS prior to the merger) or other Citigroup affiliates that have been reflected in the accompanying financial statements for the years ended December 31, 2003, 2002 and 2001.

The Company’s loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CBNA. Prior to the effective date of the merger, FFEL Program loans had previously been originated through a trust agreement with CNYS. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements are reflected on the accompanying chart.

In addition, pursuant to an intercompany agreement with CBNA, the Company performs loan originations and servicing for CitiAssist Loans held by CBNA prior to their purchase by the Company. The Company also receives servicing and administrative fees for work performed on portfolios owned by affiliates other than CBNA under other intercompany agreements. Amounts earned by the Company for these services are included in the accompanying chart.

The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The corresponding liability is recorded as a payable to principal stockholder on the Company’s financial statements. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries.

The Company’s borrowings of $22.3 billion and $19.8 billion at December 31, 2003 and 2002, respectively, were made under the terms of an Omnibus Credit Agreement with CBNA and its predecessor, CNYS, which currently provides for $25 billion in total credit. Interest expense of $369.2 million, $579.2 million and $835.1 million, incurred under the terms of the Omnibus Credit Agreement in 2003, 2002 and 2001, respectively, is included in Cost of funding provided in the table below. See Notes 4 and 5 to the financial statements for further information on the Company’s borrowings.

Also, the Company’s interest rate swap program is administered by CBNA. CBNA receives a fee of 0.005% of the notional amount of the swaps, primarily for the use of credit lines and counterparty risk management systems. Also, in 2003 and 2002, interest expense of approximately $9.9 million and $2.0 million, respectively, was incurred pursuant to interest rate swap agreements with CBNA and is included in Cost of funding provided in the table below. The Company had no swaps outstanding during 2001.

The Company, through its participation in Citigroup’s employee benefit plans, is included in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees. For the years ending December 31, 2003, 2002 and 2001, participation in these stock-based compensation plans had no material impact on the Company’s financial condition or results of operations.

The agreement to provide facilities and building services for the Company's Pittsford, NY facility is maintained with affiliates of Citigroup. Also, as described above, the Company subcontracts certain of its loan originations and servicing activities to subsidiaries of Citigroup. Intercompany charges for these services are included in the table below. The Company also receives servicing and administrative fees for work performed on portfolios owned by affiliates in accordance with terms of intercompany agreements. Such fees recorded by the Company for services received and earned by the Company for services provided are recorded based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. Management believes that such agreements and transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Below is a summary of related party transactions with CBNA and other Citigroup affiliates. See also information about CitiAssist Loan transactions described in Note 2, short- and long-term funding transactions described in Notes 4, 5, and 12, employee benefit related transactions described in Note 10, and income tax matters described in Notes 1, 6 and 11:

(Dollars in thousands)	2003	2002	2001

Revenues
Fees for origination and servicing of student loan portfolios (note 2)	$ 9,746	$ 7,961	$ 5,578

Expenses
Cost of funding provided (notes 4, 5, and 12)	$379,077	$581,242	$835,115
Loan originations and servicing	30,916	32,380	32,275
Data processing	6,352	6,634	5,989
Telecommunications	3,503	2,227	1,016
Facilities	1,766	1,622	1,539
Processing of payments and outgoing mail	903	798	842
Payroll and benefits administration (note 10)	312	249	290
Statement production	3,991	3,554	3,269
Other	311	320	837

10 EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees and workers compensation. Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 23%, 20% and 21% for 2003, 2002 and 2001, respectively. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup’s or its affiliates’ percentage ownership in the Company was reduced below 50%, the Company would withdraw from participation in certain Citigroup benefit plans and would procure benefits coverage for its employees independently. The expense incurred for independent benefits coverage may be higher than the benefit costs currently being paid.

Substantially all of the Company’s employees participate in Citigroup’s non-contributory defined benefit plans. The amounts of pension expense allocated to the Company were approximately $367,000 in 2003 and $24,000 in 2001. There was no pension expense recorded in 2002.

11 INCOME TAXES

The provision for income taxes consists of the following:

(Dollars in thousands)	2003	2002	2001

CURRENT
Federal	$103,255	$ 79,779	$36,492
State	20,745	21,642	9,883

Total current	124,000	101,421	46,375

DEFERRED
Federal	11,008	14,717	36,395
State	2,212	3,993	9,857

Total deferred	13,220	18,710	46,252

Total income tax provision	$137,220	$120,131	$92,627

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2003, 2002 and 2001 are as follows:

(Dollars in thousands)	2003	2002	2001

Income taxes computed at federal statutory rate	$122,298	$103,468	$79,796
State tax provision, net of federal benefits	14,922	16,663	12,831

Total income tax provision	$137,220	$120,131	$92,627

Deferred income taxes consist of the following:

	December 31,

(Dollars in thousands)	2003	2002

Deferred Tax Assets
Loan premium	$4,392	$5,623
Account relationship	3,421	4,382
Noncompetition agreement	1,080	1,384
Software	317	401
Cash flow hedges	638	4,831
Student loan securitizations	7,595	2,234
Allowance for loan losses	971	2,237
Other	1,836	1,472

Total deferred tax assets	20,250	22,564

Deferred Tax Liabilities
Deferred loan origination costs	(135,025)	(123,237)
Internally developed software costs	(4,770)	(3,200)
Student loan securitizations and investment securities	(8,044)	(2,024)
Other	(1,787)	---

Total deferred tax liabilities	(149,626)	(128,461)

Net deferred tax liabilities	$(129,376)	$(105,897)

The Company had deferred tax assets of $9.2 million and $11.8 million at December 31, 2003 and 2002, respectively, as a result of payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The Company agreed to share with CNYS 50% of the deferred tax assets arising from these intercompany payments and the remaining amount payable under the agreement is recorded on the financial statements as a payable to the principal stockholder. In 2003, CNYS merged with CBNA and CBNA became a party to the tax-sharing agreement.

At December 31, 2003 and 2002, the Company had deferred tax assets of $0.6 million and $4.8 million, respectively, for the temporary tax differences related to the unrealized change in fair value of the Company’s cash flow hedges.

In 2002, the Company commenced a program to securitize certain portfolios of its loan assets. The Company recognizes its securitization transactions as sales for financial statement purposes, but they are treated as financings for tax purposes. At December 31, 2003 and 2002, the Company had deferred tax assets of $7.6 million and $2.2 million, respectively, for the tax effect of the earnings generated by the securitized assets in 2003 and 2002. In addition, at December 31, 2003 and 2002, the Company had deferred tax liabilities of $8.0 million and $2.0 million, respectively, to record the temporary tax differences that resulted from both the gains on the securitization transactions and the unrealized change in the fair value of the Company’s retained interests in the securitized assets. See Note 15 for further information on the securitization transactions.

At December 31, 2003 and 2002, the Company had deferred tax liabilities of $135.0 million and $123.2 million, respectively, resulting from the temporary differences primarily related to FFEL Program loan origination costs. These deferred origination costs are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes.

12 INTEREST RATE SWAP AGREEMENTS

The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets. In order to reduce this basis risk, the Company has entered into interest rate swap agreements on portions of its portfolio. Management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged and is in compliance with the hedge accounting requirements of SFAS No. 133, as amended.

The Company has a number of interest rate swap contracts outstanding with CBNA, an investment-grade counterparty, to receive payments based on LIBOR and make payments based on the asset yield, either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate. These agreements, which have been designated and are effective as cash flow hedges, had notional amounts totaling $3.0 billion and $3.2 billion at December 31, 2003 and 2002, respectively. At December 31, 2003, the remaining contractual terms of these agreements were for periods of between one and twelve months. At December 31, 2002, swaps with notional amounts of $2.7 billion had remaining contractual terms of between six and twelve months and $0.5 billion had terms of 24 months. The fair value of the swaps for the years ended December 31, 2003 and 2002 were liabilities of $1.6 million and $11.8 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.6 million and $4.8 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.

For 2003 and 2002, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements.

The following table summarizes the activity in accumulated other changes in equity from nonowner sources due to cash flow hedges:

(Dollars in thousands)	2003	2002

Balance at beginning of year	$ (7,010)	$ ----
Net gain/(loss) from cash flow hedges (net of taxes of $146 for 2003 and $(5,666) for 2002)	211	(8,221)
Net amounts reclassified to earnings (net of taxes of $4,047 for 2003 and $835 for 2002)	5,841	1,211

Balance at end of year	$ (958)	$(7,010)

Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense. Substantially all of the balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months.

In accordance with the provisions of the interest rate swap agreements, the Company maintains an interest-bearing deposit with a subsidiary of Citigroup for certain liabilities related to these agreements. At December 31, 2003 and 2002, a $13.3 million deposit was maintained.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk has been managed by entering into swaps with counterparties having investment-grade external credit ratings.

13 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments at December 31 follows:

	2003			2002

(Dollars in millions)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference

Financial Assets
Student loans, net	$23,221,754	$25,491,488	$2,269,734	$20,530,382	$22,505,479	$1,975,097
Cash	476	476	---	383	383	---
Accrued interest receivable	390,150	390,150	---	412,985	412,985	---
Retained interest in assets securitized	28,672	28,672	---	21,746	21,746	---

Financial Liabilities
Interest rate swaps	$ 1,596	$ 1,596	$ ---	$ 11,841	$ 11,841	$ ---
Short-term borrowings	9,973,100	9,973,768	668	15,789,900	15,807,450	17,550
Long-term borrowings	12,350,000	12,356,680	6,680	4,000,000	4,054,924	54,924
Accrued interest payable	157,563	157,563	---	169,824	169,824	---

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

As shown in the preceding table, the excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, and maturity or contractual settlement dates. The fair value of student loans exceeded their carrying value by $2,270 million and $1,975 million at December 31, 2003 and 2002, respectively. The fair value of student loans at December 31, 2003 was reflective of a decline in interest rates compared to the prior year. During periods of declining rates, the value of floors increases, resulting in increases in the fair value of the loans. Fixed-rate borrowings may be used by the Company in response to subsequent changes in the interest rates.

Student Loans, Net
The fair value of student loans (including delinquent loans), net of allowance for loan losses, was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the market rates. Loan servicing costs, an expense that would have materially reduced the fair value, was not factored into the valuation. Credit risk is not a material component of the loan valuation due to the government-sponsored guarantees on most of the loans.

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

Short-Term and Long-Term Borrowings
The fair value of these instruments at December 31, 2003 and December 31, 2002 was calculated by discounting cash flows through maturity using estimated market discount rates.

14 EARNINGS PER SHARE

Basic and diluted earnings per common share (EPS) were calculated in accordance with current accounting standards. The Company had no dilutive common stock equivalents in 2003, 2002 and 2001. Therefore, the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was $212.2 million, $175.5 million and $135.4 million for 2003, 2002 and 2001, respectively. The weighted average shares outstanding during all of 2003, 2002, and 2001 was 20 million. Basic (and diluted) EPS was $10.61, $8.77 and $6.77 for 2003, 2002 and 2001, respectively, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

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

No securitization transactions were entered into during 2003. During 2002, the Company securitized approximately $449 million of Federal Consolidation Loans through the sale of the loans to a trust that was established for that purpose. The loans were sold to the trust through a wholly owned special purpose subsidiary formed to acquire them from the Company. The Company recognized pre-tax gains of $4.1 million on the securitizations of the student loans in 2002. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s special purpose subsidiary and the fair value of the assets received, composed of cash proceeds and retained interests. The $449 million proceeds from the securitization were used to retire debt.

At December 31, 2003 and 2002, the Company had retained interests in the assets securitized of approximately $28.7 million and $21.7 million, respectively, recorded at fair value. At December 31, 2002, these retained interest investments were composed of a junior certificate of $8.5 million and other retained interests of $13.2 million. During 2003, the trust redeemed the junior certificate and received principal of $8.5 million and capitalized interest of $0.2 million. The redemption resulted in the recognition of a $0.4 million pretax gain that was included in net income.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. In 2003 and 2002, the Company earned $0.6 million and $0.2 million of administrative and servicing fees. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

At December 31, 2003 and 2002, approximately $414.5 million and $442.0 million, respectively, of student loan assets were held by the trust. There were no receivables due from the trust or payables due to the trust at December 31, 2003. There were receivables due from the trust and payables due to the trust of $0.1 million at December 31, 2002. Interest of $0.4 million and $0.2 million that had accrued on the retained interest investments was capitalized in 2003 and 2002, respectively. During 2003 and 2002, the trust paid $5.6 million and $3.8 million, respectively, in note interest to third party investors and in 2003, it paid $0.3 million of capitalized and other accrued note interest to the Company.

Key assumptions used during 2002 for measuring the fair value of the retained interest in the assets securitized at the date of securitization follow:

Discount rate	5.5% - 6.5%
Constant prepayment rate	3.0%
Anticipated net credit losses	0.24%
Basis spread between LIBOR and Commercial Paper rate	0.18%

As required by SFAS No. 140, the effects of two negative changes in each of the key assumptions used to determine the fair value of the retained interests are disclosed. The negative effect of the change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown below.

The key assumptions used to value the retained interests were as follows:

	December 31

	2003	2002

Discount rate	7.0%	6.5%
Constant prepayment rate	3.0%	3.0%
Anticipated net credit losses	0.24%	0.24%
Basis spread between LIBOR and Commercial Paper rate	0.18%	0.18%

The sensitivities of the fair value of the retained interests to adverse changes in the key assumptions were as follows:

	December 31

(Dollars in thousands)	2003	2002

Carrying value of retained interests	$ 28,672	$ 21,746

Discount rate	7.0%	6.5%
+10%	$ (818.7)	$ (793.4)
+20%	$ (1,589.6)	$ (1,543.0)

Constant prepayment rate	3.0%	3.0%
+10%	$ (209.6)	$ (312.5)
+20%	$ (409.1)	$ (666.9)

Anticipated net credit losses	0.24%	0.24%
+10%	$ (42.8)	$ (97.3)
+20%	$ (85.8)	$ (194.7)

Basis spread	0.18%	0.18%
-10%	$ (600.1)	$ (337.5)
-20%	$ (1200.3)	$ (674.9)

The unrealized gain in the retained interest in 2003 is primarily a result of floor income earned on the securitized loan portfolio that exceeded estimates in the basis spread assumptions. These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

The Company continues to manage the loan portfolios after they have been securitized. The Company’s managed student loan assets, loans with delinquencies of 90 days or more at December 31, 2003 and 2002, and credit losses, net of recoveries, for 2003 and 2002 are presented in the table below:

	December 31

(Dollars in thousands)	2003	2002

Student loan assets:
Total managed (1) (3)	$ 23,638,663	$ 20,977,886
Less: securitized and removed from the financial statements (2)	(385,804)	(420,274)

Student loan assets owned (1) (3)	$ 23,252,859	$ 20,557,612

Loans with delinquencies of 90 days or more:
Total managed (3)	$ 707,663	$ 683,941
Less: securitized and removed from the financial statements	(8,549)	(7,260)

Delinquent loans owned (3)	$ 699,114	$ 676,681

Credit losses, net of recoveries:
Total managed (3)	$ 12,393	$ 9,328
Less: securitized and removed from the financial statements	(65)	(14)

Credit losses on loans owned (3)	$ 12,328	$ 9,314

(1) At December 31, 2003 and 2002, amounts include $28.7 million and $21.7 million, respectively, of retained interests.
(2) At December 31, 2003 and 2002, amounts were net of $28.7 million and $21.7 million, respectively, of retained interests.
(3) Amounts include loans available for sale.

16 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases. Expenses related to those agreements totaled $0.4 million in each of the years 2003, 2002 and 2001. Such expenses exclude payments of $1.4 million in 2003 and $1.2 million in each of the years 2002 and 2001, made under the related party facilities and building services agreement with an affiliate (see Note 9). In December 2003, the Pittsford, NY facilities agreement was amended, extending the agreement through December 2013.

Future minimum lease payments at December 31, 2003 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2003 are as follows:

(Dollars in thousands)	Minimum Lease Payments

2004	$1,806
2005	1,730
2006	1,631
2007	1,505
2008	1,537
After 2008	7,904

Total	$16,113

At December 31, 2003 and 2002, variable rate FFEL Program loans in the amounts of $952.0 million and $767.1 million, respectively, have been committed, but not disbursed. In addition, the Company has forward purchase agreements with investment-grade counterparties, including CBNA, that obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. At December 31, 2003 and 2002, the Company had $562.8 million and $522.6 million, respectively, of loans committed for future purchase.

At December 31, 2003, the Company was a party to several loan commitments with CBNA to procure short- and long-term funding in amounts of $7.2 billion and $0.6 billion, respectively, which will be drawn upon at specified times in the future. From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into loan commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates based on the date that the loan commitment is scheduled to be drawn upon. Loan commitments are expected to be drawn upon commencing January 2, 2004 and are contracted to mature between April 1, 2004 and January 4, 2005, with fixed interest rates ranging between 1.2% and 1.4%.

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

17 FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires loans to be brought in at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, loans originated by the entity, loans that are retained interests and loans to borrowers in good standing under revolving credit agreements are excluded form the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor's initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as impairment.

18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)	FOURTH	THIRD	SECOND	FIRST

2003
Net interest income	$111,776	$114,640	$106,967	$121,133
Reduction of (provision for) loan losses	968	(3,572)	(4,178)	(2,495)
Net interest income after reduction of (provision for) loan losses	112,744	111,068	102,789	118,638
Fee and other income	4,816	5,498	3,718	5,204
Total operating expenses	(29,207)	(29,633)	(29,912)	(26,299)
Income taxes	(35,302)	(35,412)	(30,490)	(36,016)

Net income	$53,051	$51,521	$46,105	$61,527

Basic and diluted earnings per common share	$2.65	$2.58	$2.31	$3.08

Dividends declared per common share	$0.77	$0.77	$0.77	$0.77

Common stock price:
High	$146.00	$136.95	$127.10	$101.16
Low	$118.63	$117.35	$98.70	$90.91
Close	$146.00	$119.33	$126.00	$97.60

2002
Net interest income	$99,868	$93,399	$100,473	$99,608
Provision for loan losses	(2,606)	(3,313)	(3,294)	(2,001)
Net interest income after provision for loan losses	97,262	90,086	97,179	97,607
Fee and other income	5,237	4,858	3,183	9,089
Total operating expenses	(29,767)	(26,347)	(29,061)	(23,704)
Income taxes	(29,684)	(28,001)	(29,106)	(33,340)

Net income	$43,048	$40,596	$42,195	$49,652

Basic and diluted earnings per common share	$2.15	$2.03	$2.11	$2.48

Dividends declared per common share	$0.70	$0.70	$0.70	$0.70

Common stock price:
High	$101.15	$95.30	$97.70	$94.00
Low	$89.50	$74.90	$82.49	$80.35
Close	$97.80	$90.48	$82.84	$91.60

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, Commission File Number 1-11616.

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

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on February 23, 2004 was approximately $620 million. On that date, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2004 Proxy Statement.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:
•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Beckmann, Doynow, Fadule, Glover, Handler, Levinson and Young
•	Certifications of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission.  Stockholders may obtain copies of such index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT  06901.

Financial Statements filed for The Student Loan Corporation:
•	Statement of Income for the years ended December 31, 2003, 2002 and 2001
•	Balance Sheet as of December 31, 2003 and 2002
•	Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
•	Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

The Student Loan Corporation filed the following reports on Form 8-K for the fourth quarter of 2003:
•

On October 16, 2003, The Student Loan Corporation filed a Current Report on Form 8-K, dated September 30,
2003, reporting under Items 7 and 12 thereof its results of operations for the quarter ended September 30, 2003 and filing therewith a copy of the related press release.

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the Securities and Exchange Commission.

		Page

Part I

Item 1	Business	1, 18-23
Item 2	Properties	23
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	48, 54
Item 6	Selected Financial Data	55
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-17
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	14-15
Item 8	Financial Statements and Supplementary Data	25-48
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	49

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50

Signatures		52

*	The Student Loan Corporation’s 2004 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

The Student Loan Corporation
(Registrant)

/S/ MICHAEL J. REARDON

Michael J. Reardon
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2004.

The Student Loan Corporation’s Principal Executive Officer:

/S/ YIANNIS ZOGRAPHAKIS

Yiannis Zographakis

The Student Loan Corporation’s Principal Financial and Accounting Officer:

/S/ MICHAEL J. REARDON

Michael J. Reardon

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Yiannis Zographakis their attorney-in-fact, empowering him to sign this report on their behalf:

Bill Beckmann	Jill H. Fadule	Evelyn E. Handler	David W. Young

Gina Doynow	Glenda B. Glover	Carl E. Levinson

DIRECTORS and EXECUTIVE OFFICERS

Directors	Executive Officers

Bill Beckmann	Yiannis Zographakis
Chairman	Chief Executive Officer
The Student Loan Corporation
Sue F. Roberts
Gina Doynow	President
Vice President
Citicorp and Citibank, N.A.	Michael J. Reardon
Acting Chief Financial Officer
Jill H. Fadule
Consultant	Catherine A. Birch
Vice President, Secretary and General Counsel
Dr. Glenda B. Glover
Dean of the School of Business
Jackson State University

Dr. Evelyn E. Handler
President
Merrimack Consultants LLC

Carl E. Levinson
Division Executive
Citigroup Consumer Assets Division

David W. Young
Treasurer
Citicorp Global Consumer Group

Yiannis Zographakis
Chief Executive Officer
The Student Loan Corporation

STOCKHOLDER INFORMATION

Investor Relations
Electronic or paper copies of the Corporation’s Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292. Investor relations information is also available on the Company’s website at http://www.studentloan.com by clicking on the “Investors” page.

Availability of SEC Filings and Other Documents
The Company makes available free of charge on and through its website, at http://www.studentloan.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). In addition, the Company provides electronic or paper copies of its filings free of charge upon request to the Director of Investor Relations. See Investor Relations above. The SEC posts reports, proxy statements and other information filed by the Company at http://www.sec.gov.

The following materials, which have been adopted by the Company, are available free of charge on the Company's website at http://www.studentloan.com or by writing to the Director of Investor Relations (see Investor Relations above): the Company's (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit committee, and (b) the compensation committee. The code of ethics for financial professionals applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company's website.

Financial Expert
As required by the Securities and Exchange Commission, the Company has a financial expert, Dr. Glenda Glover, who serves on the Audit Committee of the Board of Directors. For further information, the Company’s 2004 Proxy Statement is incorporated herein by reference.

Customer Service
For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting
The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 13, 2004 in New York, NY.

Transfer Agent and Registrar
The Company’s transfer agent and registrar is Citibank Stockholder Services, P.O. Box 43077, Providence, RI 02940-3077.

Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”. The number of holders of record of the common stock at January 16, 2004 was approximately 57.

FINANCIAL HIGHLIGHTS

	Years ended December 31

(Dollars in millions, except per share amounts)	2003	2002	2001	2000	1999

STATEMENT OF INCOME DATA
Net interest income	$454.5	$393.3	$316.5	$258.3	$225.8
Total operating expenses	115.1	108.9	91.8	79.6	71.8
Net income	$212.2	$175.5	$135.4	$104.9	$89.5

BALANCE SHEET DATA (as of December 31)
Student loans	$23,224.2	$20,535.9	$18,237.0	$15,774.3	$10,865.0
Total assets	23,705.1	21,005.6	18,717.1	16,243.2	11,196.5
Short-term borrowings	9,973.1	15,789.9	15,383.8	12,332.8	7,312.1
Long-term borrowings	12,350.0	4,000.0	2,200.0	3,057.0	3,222.0
Payable to principal stockholder	$4.9	$6.2	$7.3	$9.6	$11.6

EARNINGS DATA
Cash dividends declared per common share	$3.08	$2.80	$2.80	$2.40	$1.95
Basic and diluted earnings per common share	$10.61	$8.77	$6.77	$5.24	$4.47
Net interest margin	2.04%	2.02%	1.83%	1.95%	2.40%
Total operating expenses as a percentage of average student loans	0.52%	0.56%	0.53%	0.60%	0.76%
Return on equity	24.89%	24.69%	22.38%	19.29%	18.18%

OTHER
Average student loans	$22,275	$19,481	$17,297	$13,226	$9,407
Average number of loan accounts serviced (thousands)	4,143	4,066	3,605	3,081	2,355
FFEL Program loan disbursements (1)	$2,717	$2,274	$1,973	$1,856	$1,705
CitiAssist Loan disbursements under commitments to purchase (2)	$1,104	$875	$617	$439	$292
FFEL Program loan disbursements and CitiAssist Loan disbursements under commitments to purchase	$3,821	$3,149	$2,590	$2,295	$1,997
Loan purchases	$3,936	$3,958	$2,765	$4,478	$1,730
Book value per share (as of December 31)	$46.57	$38.25	$32.59	$28.61	$25.76
Common stock price (3)
High	$146.00	$101.15	$83.20	$56.00	$50.38
Low	$90.91	$74.90	$52.50	$37.19	$37.38
Close	$146.00	$97.80	$80.60	$54.44	$49.88
Total number of employees (as of December 31)	466	397	360	343	323

(1)	Amounts do not include Federal Consolidation Loan volume, which is reflected in Loan Purchases.
(2)	CitiAssist Loans are originated by Citibank (N.A.) and are committed to be purchased by the Company after final disbursement. CitiAssist Loans of $966 million, $712 million,
$489 million, $353 million, and $314 million were purchased by the Company in 2003, 2002, 2001, 2000 and 1999, respectively, and are included in the Loan purchases line. As of December 31, 2003, all CitiAssist Loan disbursements had been purchased by the Company except for $533 million of 2003 disbursements that will be purchased in 2004.
(3)	Common stock price is based on The New York Stock Exchange composite listing.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 (File No. 1-11616).

10.1	Trust Agreement, dated as of December 21, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.2 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.2.1

Non-Competition Agreement, dated as of December 22, 1992, among the Company, CNYS and Citicorp, incorporated by reference to Exhibit 10.4 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.2.2

Amendment No. 1, dated as of June 22, 2000, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.2 to the Company's 2001 Annual Report on Form 10-K (File No. 1-11616).

10.2.3

Amendment No. 2, dated as of June 22, 2001, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.3 to the Company's 2001 Annual Report on Form 10-K (File No. 1-11616).

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K (File No. 1-11616).

10.4.1

Amendment No. 1, dated as of October 15, 2002, to Omnibus Credit Agreement between the Company and CNYS, incorporated by reference to Exhibit 10.4.1 to the Company's 2002 Annual Report on Form 10-K (File No. 1-11616).

10.4.2 *	Amendment No. 2, dated as of March 5, 2004, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS).

10.5

Facilities Occupancy, Management and Support Service Agreement, dated as of January 1, 1998, by and between the Company, CNYS and Citicorp North America, Inc., incorporated by reference to Exhibit 10.5 to the Company's 2001 Annual Report on Form 10-K (File No. 1-11616).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company's 2002 Annual Report on Form 10-K (File No. 1-11616).

21.1	Subsidiaries of the Company (Omitted; the Company has no material subsidiaries).

24.1 *	Powers of Attorney.

31.1 *	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Principal Financial and Accounting Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith