Form 10-Q
period 2004-03-31
STUDENT LOAN CORP
filed 2004-05-07
CIK 893955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes X       No

        On May 5, 2004, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Part I	Financial Information		Page

	Item 1 -	Financial Statements

		Statement of Income (Unaudited) for the Three-Month Periods Ended March 31, 2004 and 2003...............................................................................	3

		Balance Sheet as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)............................................................................	4

		Statement of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2004 and 2003.........................................................................................	5

		Statement of Changes in Stockholders' Equity (Unaudited) for the Three-Month Periods Ended March 31, 2004 and 2003..........................................	6

		Notes to Financial Statements (Unaudited).................................................................	7-14

	Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations........................................................................................	15-23

	Item 3 -	Quantitative and Qualitative Discussion About Market Risk...........................................	24

	Item 4 -	Controls and Procedures....................................................................................................	25

Part II	Other Information

	Item 6 -	Exhibits and Reports on Form 8-K...................................................................................	26

Signature............................................................................................................................................................			27

Exhibit Index......................................................................................................................................................			28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three months ended March 31,
	2004	2003
REVENUE
Interest income	$ 206,638	$ 218,160
Interest expense	75,586	97,027
Net interest income	131,052	121,133
Less: provision for loan losses	(2,235)	(2,883)
Net interest income after provision for loan losses	128,817	118,250
Fee and other income	14,046	5,204
Total revenue, net	142,863	123,454

OPERATING EXPENSES
Salaries and employee benefits	7,510	6,915
Other expenses	21,244	18,996
Total operating expenses	28,754	25,911
Income before income taxes	114,109	97,543
Income taxes	41,249	36,016
NET INCOME	$ 72,860	$ 61,527

DIVIDENDS DECLARED	$ 18,000	$ 15,400

BASIC AND DILUTED EARNINGS PER COMMON
SHARE
(based on 20 million average shares outstanding)	$ 3.64	$ 3.08

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.90	$ 0.77

OPERATING RATIOS
Net interest margin	2.22%	2.30%
Operating expenses as a percentage of average student loans	0.49%	0.49%
Return on Average Equity	30.53%	31.61%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 20,451,298	$ 20,285,596
Less: allowance for loan losses	(5,145)	(4,835)
Student loans, net	20,446,153	20,280,761
Loans available for sale	3,359,584	2,939,756
Cash	571	476
Other assets	497,536	482,913

Total Assets	$ 24,303,844	$ 23,703,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 13,448,800	$ 9,973,100
Long-term borrowings	9,450,000	12,350,000
Payable to principal stockholder	4,504	4,897
Deferred income taxes	135,263	129,376
Other liabilities	273,475	315,209

Total Liabilities	23,312,042	22,772,582

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	136,020	135,934
Retained earnings	841,606	786,746
Accumulated other changes in equity from nonowner sources	13,976	8,444

Total Stockholders' Equity	991,802	931,324

Total Liabilities and Stockholders' Equity	$ 24,303,844	$ 23,703,906

AVERAGE STUDENT LOANS	$ 23,728,658	$ 22,274,671
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 72,860	$ 61,527
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	29,482	18,780
Provision for loan losses	2,235	2,883
Deferred tax provison	2,543	6,665
Gain on sale of loan assets	(8,137)	-
Decrease/(increase) in accrued interest receivable	1,781	(6,004)
(Increase)/decrease in other assets	(2,093)	390
Decrease in other liabilities	(41,368)	(54,312)
Net cash provided by operating activities	57,303	29,929

Cash flows from investing activities:
Disbursements of loans	(1,074,083)	(912,626)
Loan portfolio purchases	(713,796)	(810,053)
Loan purchases available for sale	(389,997)	(554,411)
Loan reductions	1,089,554	1,057,793
Net increase in loan origination and purchase costs	(50,968)	(52,103)
Proceeds from sale of loan assets	532,184	-
Capital expenditures on equipment and computer software	(7,802)	(4,752)
Net cash used in investing activities	(614,908)	(1,276,152)

Cash flows from financing activities:
Net increase/(decrease) in borrowings with original
maturities of one year or less	3,375,700	(1,988,555)
Proceeds from long-term borrowings	-	5,450,000
Repayments of long-term borrowings	(2,800,000)	(2,200,000)
Dividends paid to stockholders	(18,000)	(15,400)
Net cash provided by financing activities	557,700	1,246,045

Net increase/(decrease) in cash	95	(178)
Cash - beginning of period	476	383

Cash - end of period	$ 571	$ 205

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 128,267	$ 133,139
Income taxes paid	$ 29,198	$ 60,529

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 136,134	$ 135,405
Other	86	483
Balance, end of period	$ 136,220	$ 135,888

RETAINED EARNINGS
Balance, beginning of period	$ 786,746	$ 636,142
Net income	72,860	61,527
Common dividends declared, $0.90 per common share in 2004;
$0.77 per common share in 2003	(18,000)	(15,400)
Balance, end of period	$ 841,606	$ 682,269

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 8,444	$ (6,511)
Net change in cash flow hedges, net of taxes of $276 in 2004 and
$2,336 in 2003	396	3,233
Net change in unrealized gains on investment securities,
net of taxes of $3,067 in 2004 and $2,675 in 2003	5,136	4,070
Balance, end of period	$ 13,976	$ 792

TOTAL STOCKHOLDERS' EQUITY	$ 991,802	$ 818,949

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 72,860	$ 61,527
Changes in equity from nonowner sources, net of taxes	5,532	7,303
Total changes in equity from nonowner sources	$ 78,392	$ 68,830

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
March 31, 2004

1.       Significant Accounting Policies

         Interim Financial Information

The financial information of The Student Loan Corporation (the Company) as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three-month period ended March 31, 2004 may not be indicative of the results for the full year ended December 31, 2004. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Annual Report and Form 10-K.

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

         Revenue Recognition

Revenues, which include net interest, fees, and gains on loans securitized, if any, are recognized as they are earned. Interest income may include special allowance payments and other interest subsidies made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

Most Federal Family Education Loan (FFEL) Program premiums and discounts on loan portfolio purchases and loan origination and lender fees paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. Most deferred fees for CitiAssist Loans are amortized over contractual life on a loan level basis. The expected weighted average life of FFEL Program loans is determined by analyzing market and borrower interest rates, customer prepayments and guarantor payments received through the claims process. Expected life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. The expected weighted average lives of these loans are reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

         Loans

Loans primarily consist of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). The Company's FFEL Program loan portfolio is composed of subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (PLUS) and Federal Consolidation Loans. The Company also has an inventory of student loans available for sale, consisting of both Federal Consolidation Loans acquired through third party marketing relationships and loans consolidated internally.

Student loan interest, inclusive of special allowance payments, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other loan origination costs and premiums and discounts on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the expected weighted average lives of the student loans in those portfolios. The determination of the expected weighted average life is based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process. See Revenue Recognition.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers or are covered under risk-sharing agreements with creditworthy universities.

         Allowance for Loan Losses

Allowance for loan losses provides a reserve for estimated losses on: (1) the externally serviced portions of the FFEL Program loan portfolio under the risk-sharing provisions of the Act, which generally provide for lender risk-sharing of 2% of the principal and accrued interest on default claims paid and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and actual losses are charged off against the reserve as they occur.

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

The allowance is established based on estimates of probable losses inherent in the externally serviced FFEL Program and CitiAssist Loan portfolios and is determined through various statistical analyses. These include migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. The estimated losses (net of any third party risk-sharing) are subject to inclusion in the allowance for loan losses when the student loans reach 30 days of delinquency. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.

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

The retained interests from securitizations are accounted for as investments in available-for-sale securities and are included in other assets. The retained interests are carried at their estimated fair value at the balance sheet date. Changes in fair value are recorded net of applicable income taxes in accumulated other changes in equity from nonowner sources. Interest earned on the retained interest is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interest is regularly reviewed for impairment and other-than-temporary impairment, if any, is recognized as a charge to earnings when identified. The initial value of the retained interest is determined by allocating the carrying value of the loans securitized between assets sold and the interest retained based on their relative fair values at the securitization date. Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model.

         Loans Available for Sale

Loans available for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost or market value.

         Hedging Transactions

The Company manages its exposure to market interest rates by entering into interest rate swap agreements on portions of its portfolio. The Company accounts for its interest rate swap agreements in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded at fair value on the balance sheet. Fair value is determined by discounting the cash flows using market interest rates through the contractual maturity dates. These derivatives, which have been designated and are effective as cash flow hedges, are recorded as either other assets or other liabilities, depending on whether the fair value of the derivative is a net gain or a net loss. The hedge relationship is formally documented at inception detailing the risk management objective, the risk being hedged and how effectiveness is assessed. To the extent these derivatives are not effective, changes in their fair values representing the ineffectiveness are included in other revenue as incurred. To the extent the derivatives are effective and exactly match the variability of the cash flow being hedged, changes in their fair values are not reflected in current earnings, but are recorded net of taxes in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. Accrued interest receivable or payable related to the interest rate swap agreements is recorded in interest expense.

2.       Accounting Changes

Effective January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantee fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special-purpose entities (QSPEs) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE’s financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The impact of the adoptions of FIN 46 and FIN 46-R were not material to the Company’s financial condition or results of operations.

3.       Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates.

The Company’s loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $7.3 million and $7.9 million for the three-month periods ended March 31, 2004 and 2003, respectively. In addition, the Company recorded loan origination and servicing revenue of $3.4 million and $2.8 million for the first three months of 2004 and 2003, respectively, for work performed by the Company on CitiAssist Loans held by the Company’s majority shareholder prior to purchase by the Company.

The Company had outstanding short- and long-term unsecured borrowings with CBNA, pursuant to the terms of an Omnibus Credit Agreement, of $13.4 billion and $9.5 billion, respectively, at March 31, 2004 and $10.0 billion and $12.3 billion, respectively, at December 31, 2003.

At March 31, 2004 and 2003, the total outstanding borrowings had contracted weighted average interest rates of 1.3% and 1.8%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2004 and 2003, the Company incurred $75.1 million and $93.4 million, respectively, in interest expense payable to the Company’s majority shareholder related to these borrowings.

The Company has a number of interest rate swap agreements outstanding with a subsidiary of Citigroup. At March 31, 2004, the agreements had notional amounts totaling $1.6 billion and remaining contractual terms of between three and nine months. For the three-month periods ended March 31, 2004 and 2003, the Company realized $0.5 million and $3.6 million, respectively, in interest expense related to these swap agreements.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Also, certain of the Company’s employees perform services on behalf of other Citigroup entities, which are unrelated to the business of education financing, and for which the Company receives compensation. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

4.       Interest Rate Swap Agreements

The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets (based either on the 91-day Treasury Bill rate or the 90-day Commercial Paper rate). In order to reduce this basis risk, the Company has entered into interest rate swap agreements on portions of its portfolio. Management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged and is in compliance with the hedge accounting requirements of SFAS No. 133, as amended. At March 31, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, had notional amounts totaling $1.6 billion and $3.0 billion at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the contractual terms remaining on these agreements were for periods of between three and nine months. Swap agreements with notional amounts totaling $1.4 billion matured in January 2004.

The fair value of the swaps at March 31, 2004 and December 31, 2003 were liabilities of $0.9 million and $1.6 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.3 million and $0.6 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. Substantially all of this March 31, 2004 balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized as follows for the three-month periods ended March 31, 2004 and 2003:

(Dollars in thousands)	2004	2003

Balance at beginning of year	$ (959)	$ (7,010)
Net unrealized gain from cash flow hedges (net of taxes of $84 for 2004 and $809 for 2003)	121	1,119
Net amounts reclassified to earnings (net of taxes of $192 for 2004 and $1,527 for 2003)	275	2,114

Ending balance	$ (563)	$ (3,777)

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

6.      Student Loan Securitization

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust, sells debt securities, backed by the student loan assets, to outside investors. During 2003 and the first quarter of 2004, the Company did not enter into any new securitizations.

At March 31, 2004 and December 31, 2003, approximately $406.1 million and $414.5 million, respectively, of student loan assets were held by the trust. At March 31, 2004 and December 31, 2003, the Company had retained interests in the assets securitized of approximately $40.7 million and $28.7 million, respectively, recorded at fair value. The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the financial statements. At March 31, 2004, the Company had an unrealized holding gain on its retained interests of $14.5 million, which is net of taxes of $9.3 million, recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $5.1 million, net of taxes, was recorded in the first quarter of 2004. The $12.0 million growth in fair value of the retained interest from December 31, 2003 to March 31, 2004 was attributable to a change in assumptions used in determining the estimated cash flows. Interest income of $3.9 million and $0.1 million was accreted on the retained interest in the first three months of 2004 and 2003, respectively.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. For the quarters ended March 31, 2004 and 2003, the Company received cash flows of $0.1 million and $0.2 million, respectively, for loan servicing and administrative fees as the master servicer. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

There were no receivables due from the trust or payables due to the trust at March 31, 2004. At March 31, 2003, there were receivables of $0.02 million due from the trust and no amounts were due to the trust. During the quarter ended March 31, 2004, the trust paid $1.1 million in note interest to third party investors.

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

          The key assumptions used to value the retained interests were as follows:

	March 31, 2004	December 31, 2003

Discount rate	10.0%	7.0%
Constant prepayment rate	4.0%	3.0%
Anticipated net credit losses	0.10%	0.24%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.18%

The change in the discount rate assumption was due to the increased variability of cash flows. Changes to prepayment rate, net credit losses and basis spread assumptions were made in consideration of actual results.

The sensitivities of the fair value of the retained interests to adverse changes in the key assumptions were as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Carrying value of retained interests	$ 40,733	$ 28,672

Discount rate	10.0%	7.0%
+10%	$ (910.8)	$ (818.7)
+20%	$ (1,806.1)	$ (1,589.6)

Constant prepayment rate	4.0%	3.0%
+10%	$ (243.5)	$ (209.6)
+20%	$ (485.3)	$ (409.1)

Anticipated net credit losses	0.10%	0.24%
+10%	$ (84.5)	$ (42.8)
+20%	$ (169.5)	$ (85.8)

Basis spread	0.10%	0.18%
-10%	$ (130.4)	$ (600.1)
-20%	$ (261.2)	$ (1,200.3)

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

7.      Fee and Other Income

In the first quarter of 2004, a gain of $8.1 million was recorded in fee and other income as a result of the sale of $532 million of student loans to a third party.

8.       Future Application of Accounting Standards

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, loans originated by the entity, loans that are retained interest and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as impairment. Adoption of SOP 03-3 is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the first quarter of 2004. The Company considers its accounting policies on revenue recognition, allowance for loan losses, student loan securitizations, and hedging transactions to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 4 and 6 to the financial statements or see the Company’s 2003 Annual Report and Form 10-K.

         Accounting Changes

Effective January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special-purpose entities (QSPEs) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company's securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE's financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The impact of the adoptions of FIN 46 and FIN 46-R were not material to the Company's financial condition or results of operations.

         Management Summary

The earnings of the Company are primarily dependent on the size of its net interest income, which is the difference between the interest received on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). Net interest income may be impacted by the current interest rate environment and, especially, by uneven interest rate shifts between the 91-day Treasury Bill rate and LIBOR. The Company manages these risks by entering into interest rate swap agreements on portions of its portfolio and regularly monitoring and acting upon fluctuations in the interest rate curves. In declining short-term rate environments, net interest income may also be significantly impacted by floor income, which is generated when the Company's cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the rate at which borrowers pay interest on Federal Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company's cost of funds during the term of such loans could contribute significantly to floor income. Floor income will decline in periods of increasing interest rates. A gradual increase in interest rates is expected over the next several years. Management expects that this interest rate increase will result in reduced floor income in 2004 and future years. See the definition of floor income in Special Allowance and Floor Income on page 21.

In recent years, the growth in net interest income has been primarily attributable to increases in floor income. Floor income will decline in periods of higher interest rates and is affected by the overall level of interest rates between reset dates. The Company has entered into loan commitments at implied current forward rates that lock in floor income for a periods of up to one year. Growth in net interest income may also be attributable to portfolio growth.

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

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 22.

         Financial Condition

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup, Inc. (Citigroup), owns 80% of the outstanding common stock of the Company.

At March 31, 2004, the Company’s student loan assets were composed of a $20.4 billion portfolio of loans held and a $3.4 billion inventory of loans available for sale. The combined $23.8 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan (FFEL) Program, increased by $0.6 billion (3%) from $23.2 billion at December 31, 2003. This growth was attributable to FFEL Program loan disbursements totaling $1,074 million and loan purchases of $1,104 million in the first three months of 2004, partially offset by $1,090 million in loan reductions (attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors), loan portfolio sales of $532 million, and other adjustments of $30 million. During the first quarter of 2003, the Company had FFEL Program loan disbursements of $913 million, loan purchases of $1,364 million, loan reductions of $1,058 million and other adjustments of $32 million.

         Loan Activity

The Company’s loan disbursements and loan commitments to finance education for the first three months of 2004 and 2003 are presented below:

(Dollars in millions)	2004	2003	Difference	% Change

FFEL Program Stafford and PLUS Loan disbursements	$1,074	$ 913	$ 161	18%
CitiAssist Loans under commitments to purchase	465*	377*	88	23%

Total loan disbursements and commitments	$1,539	$1,290	$ 249	19%

          * These disbursements are originated and disbursed by CBNA and are committed by the Company for future purchase.

The $161 million increase in loan disbursements for the first quarter of 2004, compared to the same period last year, is primarily attributable to ongoing sales and electronic commerce initiatives.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees. As of March 31, 2004, there were CitiAssist Loans of $610 million to be purchased from CBNA, that had been disbursed by CBNA in the first quarter of 2004 and prior periods. These loans are not included in the Company’s March 31, 2004 loan portfolio.

The Company’s secondary market and other loan procurement activities for the first three months of 2004 and 2003 are presented in the table below:

(Dollars in millions)	2004	2003	Difference	% Change

FFEL Program Consolidation Loan volume	$ 648	$1,026	$ (378)	(37)%
CitiAssist Loan purchases	369	306	63	21%
Other loan purchases	87	32	55	172%

Total loan purchases	$1,104	$1,364	$ (260)	(19)%

From time to time, the Company makes student loan purchases. For the first three months of 2004, the Company’s loan purchases decreased by $260 million compared to the same period last year. The decrease in loan purchases is primarily attributable to a decrease in Consolidation Loan volume.

The Federal Consolidation Loans were purchased primarily for the Company’s available for sale inventory, which was established to create a portfolio of loans available for future securitization. The size of the available for sale portfolio is dependent upon the needs of the securitization program. The Company’s participation in securitization and secondary market loan activities is dependent upon market conditions. Of the Consolidation Loan volume presented in the table above, $294 million and $328 million for the first quarters of 2004 and 2003, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolios. For the first three months of 2004, the Company’s student loan purchases included $714 million purchased for its portfolio and $390 million purchased for its resale inventory. During the quarter ended March 31, 2003, the Company purchased $810 million of student loans for its portfolio and $554 million for its resale inventory.

         Securitization Activity

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". Under the Company’s program to securitize student loans, the loans are sold, through a wholly owned special purpose subsidiary, to an independent trust that was established for that purpose. The trust, in turn, sells debt securities, backed by the student loan assets, to outside investors. During 2003 and the first quarter of 2004, the Company did not enter into any new securitizations.

At March 31, 2004 and December 31, 2003, approximately $406.1 million and $414.5 million, respectively, of student loan assets were held by the trust. At March 31, 2004 and December 31, 2003, the Company had retained interests in the assets securitized of approximately $40.7 million and $28.7 million, respectively, recorded at fair value. The $12.0 million increase in fair value of the retained interest from December 31, 2003 to March 31, 2004 was attributable to a change in assumptions used in determining the estimated cash flows. The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the financial statements. At March 31, 2004, the Company had an unrealized holding gain on its retained interests of $14.5 million, which is net of taxes of $9.3 million, recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $5.1 million, net of taxes, was recorded in the first quarter of 2004, reflecting an increase in expected future cash flows. Interest income of $3.9 million and $0.1 million was accreted on the retained interest in the first three months of 2004 and 2003, respectively. The increase in interest income accreted for the first quarter of 2004 was primarily attributable to the change in assumptions used in determining the estimated cash flows, mentioned above.

The Company has retained the servicing relationship on the transferred portfolios and receives servicing and administrative fees from the trust. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. The Company received cash flows of $0.1 million and $0.2 million from the trust during the first three months of 2004 and 2003, respectively, for loan servicing and administrative fees as the master servicer. See Note 6 to the financial statements for further information on the Company’s securitizations.

         Interest Rate Swap Agreements

To better match the interest rate characteristics of its borrowings with its loan assets, the Company, from time to time, enters into interest rate swap agreements on portions of its portfolio. The swap agreements are intended to reduce the basis risk caused by differences between the Company’s borrowing rates (based on LIBOR) and the student loan lending rates (based either on the 91-day Treasury Bill rate or the 90-day Commercial Paper rate). The Company’s hedges are in compliance with the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged.

At March 31, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $1.6 billion and $3.0 billion at March 31, 2004 and December 31, 2003, respectively. Swap agreements with notional amounts of $1.4 billion matured in January 2004. At March 31, 2004, the contractual terms remaining on these agreements were for periods of between three and nine months.

The fair value of the swaps at March 31, 2004 and December 31, 2003 were liabilities of $0.9 million and $1.6 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.3 million and $0.6 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. Substantially all of this balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. For additional information on the Company’s interest rate swap agreements, see Note 4 to the financial statements.

         Taxes

Pursuant to federal tax regulations, the Company has elected to be included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. In the first three months of 2004, the Company paid income taxes, net of refunds, of $29 million, primarily pursuant to a tax-sharing agreement with its majority shareholder, compared to
$61 million paid in the same period last year. The decrease in taxes paid is primarily attributable to the timing of the majority owner’s requests for tax payments and is not reflective of any significant changes in the tax provision.

         Borrowings

The Company’s short- and long-term debt was procured primarily through the Omnibus Credit Agreement with its majority shareholder, which provides for a maximum aggregate credit limit of $25 billion. Total short- and long-term borrowings of $22.9 billion at March 31, 2004 increased $576 million compared to year-end 2003. New short-term borrowings of $3.4 billion included $2.8 billion of debt that matured and was replaced with new borrowings in the first quarter of 2004 as well as $0.6 billion of additional borrowings used to fund new loan originations and purchases. Also impacting the debt structure was a $2.9 million reclassification of maturing long-term borrowings to short-term borrowings.

At March 31, 2004 and 2003, the total outstanding borrowings had weighted average interest rates of 1.3% and 1.8%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2004 and 2003, the Company incurred $75.1 million and $93.4 million, respectively, in interest expense payable to its majority shareholder related to these borrowings. The $18.3 million decrease in interest expense was primarily attributable to the decline in interest rates. During the first three months of 2004, the Company made $128.3 million in interest payments, compared to $133.1 million for the same period in 2003. The difference in interest payments between the two periods resulted primarily from differences in the contractual interest due dates and the lower interest rates on the Company’s borrowings.

         Dividends

The Company paid a quarterly dividend of $0.90 per common share on March 1, 2004. On April 15, 2004, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $0.90 per share to be paid June 1, 2004 to stockholders of record on May 14, 2004.

         Results of Operations

         Quarter Ended March 31, 2004

Net income was $72.9 million ($3.64 basic and diluted earnings per share) for the first quarter of 2004. This was an increase of $11.3 million (18%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth of 9% over the previous twelve months and increased floor income earned on both Consolidation and Stafford Loan assets. First quarter 2004 net income also benefited from an $8.1 million pretax gain, booked in fee and other income, that resulted from the sale of $532 million of student loans. The gain was partially offset by a $6.5 million pretax deferred fee amortization charge that resulted from changes in prospective prepayment speeds related to student loan consolidations.

Changes in prospective prepayment speeds occur when actual loan run off occurs at rates that are different from the anticipated prepayments reflected in the amortization tables. When this occurs, the Company makes a current period adjustment to interest income in order to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

Revenue of $142.9 million for the first quarter of 2004 was $19.4 million (16%) higher than revenue for the same period of 2003. The net interest margin for the first quarter of 2004 was 2.22%, down 8 basis points from 2.30%
for the same period of 2003. However, net interest income grew by $9.9 million. The increase in net interest income was primarily attributable to portfolio growth and increased floor income resulting from the Company’s ability to take advantage of favorable funding opportunities, as well as $3.9 million of interest income accreted on the Company’s retained interest investments, partially offset by the $6.5 million pretax deferred fee amortization charge described above.

Total operating expenses for the first quarter of 2004 were $28.8 million, an increase of $2.8 million (11%) from the same period last year, reflecting both the incremental costs incurred to originate, service and administer the larger loan portfolio and ongoing infrastructure investments. For the first quarter of 2004, the Company’s expense ratio, operating expenses as a percentage of average student loan assets, was 0.49%, consistent with the first quarter 2003 ratio.

An allowance for loan losses provides a reserve for probable estimated losses on: (1) the externally serviced portions of the FFEL Program loan portfolio under the risk-sharing provisions of the Act, which generally provide for lender risk-sharing of 2% of the principal and accrued interest on default claims paid and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties.

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

Most of the Company’s CitiAssist Loan portfolio is insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). These loans are generally subject to risk-sharing losses of 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG), diversifying private insurer risk. Under the new insurer’s program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. However, since the increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums, the Company does not expect a material change in overall costs related to the CitiAssist Loan program. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

The Company’s provision for loan losses for the first quarter of 2004 was $2.2 million, $0.6 million less than the provision for the same period of 2003. This decrease was primarily attributable to the estimates of risk-sharing benefits expected as a result of being designated an Exceptional Performer by the Department of Education.

The Company’s return on average equity was 30.5% for the first quarter of 2004, down 1.1% compared to 31.6% for the same period of 2003. The decrease was attributable to changes in shareholders' equity.

The Company’s effective tax rate was approximately 36.1% for the first quarter of 2004, compared to 36.9% for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a change in certain state tax estimates and its impact on the Company’s existing deferred tax assets and liabilities.

         Special Allowance and Floor Income

Most FFEL Program Stafford and Parent Loans to Undergraduate Students (PLUS) Loans originated prior to July 24, 1992 have fixed interest rates. Those originated subsequent to July 23, 1992 generally have variable interest rates. The Company also has a portfolio of FFEL Program Consolidation Loans, which have fixed borrower interest rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging between 1.74 and 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan’s origination date.

In periods of declining interest rates, the stated borrower rates, which are generally subject to various annual reset provisions, become, in effect, interest rate floors until the next reset date. For purposes of evaluating financial results and the Company’s results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads and is generally earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by generally accepted accounting principles in the United States of America. Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the next annual interest rate reset date. Also, although the rate at which borrowers pay interest on FFEL Program Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute significantly to floor income.

The Company earned $37.0 million of floor income in the first quarter of 2004, compared to $33.6 million in the same period in 2003, when short-term interest rates were higher. The increase in floor income is primarily attributable to the Company’s ability to take advantage of favorable funding opportunities. Floor income will decline in periods of increasing interest rates and is generally affected by the overall interest rate environment prevailing between the reset dates. The Company has entered into loan commitments at implied current forward interest rates that lock in floor income for periods of up to one year. Should short-term interest rates increase above the March 31, 2004 level, the floor income benefit could decline materially.

         Off-Balance Sheet Transactions

In 2002, the Company entered into off-balance sheet transactions in which certain FFEL Program portfolios of student loan assets were securitized. Securitization is a process in which loans are removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. The Company uses the cash proceeds from securitizations to retire debt, fund new loan originations, purchase loans or for other business purposes.

Investors have recourse to the assets in the trust, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. The documents establishing the trust generally require the Company to maintain an ownership interest in the trust. In the event that net cash flows derived from the securitized student loan assets are insufficient to meet the payments of interest to trust investors and make other fee and transaction payments of the trust, the Company’s retained interest is reduced or forfeited. The Company’s loss is limited to its retained interest in the securitized assets.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the
Company earns administrative and servicing fees on the securitized portfolio. For additional information on the Company’s student loan securitization activities, see Note 6 to the financial statements.

During 2003 and the first quarter of 2004, the Company did not enter into any new securitizations.

         Regulatory Impacts

Over the past decade, amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 30%, on a national basis, of all student loans originated under federally sponsored programs. In addition, reauthorization of the Act, which will occur in either 2004 or 2005, depending on Congressional action, as well as other amendments to the Act could ultimately result in further reductions in FFEL Program loan subsidies and lender net interest margins, and could influence customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company’s business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

         Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, particularly those affecting the demand for and interest rates on student loans, loan origination costs, and the availability and amount of certain loan subsidies; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; the effect of fluctuations in interest rates, particularly as they affect the Company’s funding costs, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans and in the quality of those loans that move into repayment status; the Company’s ability to continue to service its loan portfolio in accordance with its contractual obligations; the actual cost of employee stock option awards and the effects of changes made to various stock-based compensation programs; the success of the Company’s hedging policies; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company’s loan portfolio insurers and risk-sharers; whether risk-sharing expenses for defaults are offset by lower insurance premiums; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; the resolution of legal proceedings; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

         Item 3. Quantitative and Qualitative Discussion About Market Risk

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific parallel upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management’s responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by 35 and 100 basis point changes in the yield curve. A 35 basis point change in the yield curve represents approximately a two standard deviation change. The one hundred basis point information is provided for comparative purposes.

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of March 31, 2004, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pretax earnings of approximately $9.6 million for the next twelve months and approximately $74.5 million thereafter. A 35 basis point decrease in the interest yield curve as of March 31, 2004 would have a potential positive impact on the Company’s pretax earnings of approximately $14.3 million for the next twelve months and approximately $74.5 million thereafter. The increase in the March 31, 2004 Earnings-at-Risk, compared to that at March 31, 2003, was due to changes in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)

	March 31, 2004			March 31, 2003

(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total

Thirty five basis point increase	$ (9.6)	$ (74.5)	$ (84.1)	$ (7.6)	$ (55.3)	$ (62.9)
Thirty five basis point decrease	$ 14.3	$ 74.5	$ 88.8	$ 8.0	$ 55.3	$ 63.3
One hundred basis point increase	$ (29.9)	$ (212.9)	$ (242.8)	$ (14.9)	$ (156.4)	$ (171.3)
One hundred basis point decrease	$ 40.8	$ 210.1	$ 250.9	$ 22.6	$ 156.4	$ 179.0

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

         Item 4. Controls and Procedures

         (a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

         PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K

                         a)     See Exhibit Index.

                         b)     Reports on Form 8-K

On January 21, 2004, the Company filed a Current Report on Form 8-K, dated January 21, 2004, reporting under Items 7 and 12 thereof its results of operations for the quarter and year ended
                       December 31, 2003 and filing therewith a copy of the related press release. On April 6, 2004, the
                       Company filed a Current Report on Form 8-K, dated April 1, 2004, reporting under Item 5 thereof the appointment of Daniel P. McHugh as Chief Financial Officer of The Student Loan Corporation
                       and filing therewith a copy of the related press release. Also, on April 15, 2004, the Company filed a
                       Current Report on Form 8-K, dated April 15, 2004, reporting under Items 7 and 12 thereof its results of operations for the quarter ended March 31, 2004 and filing therewith a copy of the related press release.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004

                The Student Loan Corporation

By /s/ Daniel P. McHugh
          Daniel P. McHugh
                                                  Principal Financial and Accounting Officer

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

10.4.2

Amendment No. 2, dated as of March 5, 2004, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.4.2 to the Company's 2003 Annual Report on Form 10-K (File No. 1-11616).

10.5

Facilities Occupancy, Management and Support Service Agreement, dated as of January 1, 1998, by and between the Company, CNYS and Citicorp North America, Inc., incorporated by reference to Exhibit 10.5 to the Company's 2001 Annual Report on Form 10-K (File No. 1-11616).

10.6 *	Retention Agreement for Sue F. Roberts, dated April 28, 2003.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith