Form 10-Q
period 2004-06-30
STUDENT LOAN CORP
filed 2004-08-06
CIK 893955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Yes X       No

        On July 26, 2004, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Part I	Financial Information		Page

	Item 1 -	Financial Statements

		Statement of Income (Unaudited) for the Three- and Six-Month Periods Ended June 30, 2004 and 2003...............................................................................	3

		Balance Sheet as of June 30, 2004 (Unaudited) and December 31, 2003 (Audited)............................................................................	4

		Statement of Cash Flows (Unaudited) for the Six-Month Periods Ended June 30, 2004 and 2003.........................................................................................	5

		Statement of Changes in Stockholders' Equity (Unaudited) for the Six-Month Periods Ended June 30, 2004 and 2003..........................................	6

		Notes to Financial Statements (Unaudited).................................................................	7-14

	Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations........................................................................................	15-24

	Item 3 -	Quantitative and Qualitative Discussion About Market Risk...........................................	25

	Item 4 -	Controls and Procedures....................................................................................................	26

Part II	Other Information

	Item 4 -	Submission of Matters to a Vote of Security Holders......................................................	27

	Item 6 -	Exhibits and Reports on Form 8-K...................................................................................	27

Signature............................................................................................................................................................			28

Exhibit Index......................................................................................................................................................			29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three months ended	Six months ended
	June 30,	June 30,
	2004 2003	2004 2003
REVENUE
Interest income	$218,524 $207,406	$425,162 $425,566
Interest expense	76,978 100,439	152,564 197,466
Net interest income	141,546 106,967	272,598 228,100
Less: provision for loan losses	(3,061) (4,519)	(5,296) (7,402)
Net interest income after provision for loan losses	138,485 102,448	267,302 220,698
Fee and other income	5,159 3,718	19,205 8,922
Total revenue, net	143,644 106,166	286,507 229,620

OPERATING EXPENSES
Salaries and employee benefits	8,466 6,984	15,976 13,899
Other expenses	20,836 22,587	42,080 41,583
Total operating expenses	29,302 29,571	58,056 55,482
Income before income taxes	114,342 76,595	228,451 174,138
Income taxes	44,676 30,490	85,925 66,506
NET INCOME	$69,666 $46,105	$142,526 $107,632

DIVIDENDS DECLARED	$18,000 $15,400	$ 36,000 $30,800

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(based on 20 million average shares outstanding)	$ 3.48 $ 2.31	$ 7.13 $ 5.38

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.90 $ 0.77	$ 1.80 $ 1.54

OPERATING RATIOS
Net interest margin	2.35% 1.94%	2.29% 2.12%
Operating expenses as a percentage of average student
loans	0.49% 0.54%	0.49% 0.51%
Return on Average Equity	27.54% 22.09%	29.00% 26.72%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 21,080,217	$ 20,285,596
Less: allowance for loan losses	(5,546)	(4,835)
Student loans, net	21,074,671	20,280,761
Loans held for sale	3,497,031	2,939,756
Cash	1,294	476
Other assets	491,069	482,913

Total Assets	$ 25,064,065	$ 23,703,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 14,938,600	$ 9,973,100
Long-term borrowings	8,700,000	12,350,000
Payable to principal stockholder	4,218	4,897
Deferred income taxes	152,911	129,376
Other liabilities	223,675	315,209

Total Liabilities	24,019,404	22,772,582

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	138,903	135,934
Retained earnings	893,272	786,746
Accumulated other changes in equity from nonowner sources	12,286	8,444

Total Stockholders' Equity	1,044,661	931,324

Total Liabilities and Stockholders' Equity	$ 25,064,065	$ 23,703,906

AVERAGE STUDENT LOANS	$ 23,955,319	$ 22,274,671
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited) Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 142,526	$ 107,632
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	54,283	55,646
Provision for loan losses	5,296	7,402
Deferred tax provision	21,275	13,392
Gain on sale of loan assets	(9,988)	-
Redemption of junior note	-	(312)
(Increase) in accrued interest receivable	(6,296)	(16,134)
Decrease in other assets	14,857	7,524
(Decrease) in other liabilities	(88,511)	(32,929)
Net cash provided by operating activities	133,442	142,221

Cash flows from investing activities:
Disbursements of loans	(1,443,340)	(1,241,056)
Loan portfolio purchases	(1,606,725)	(1,537,912)
Loan purchases held for sale	(588,670)	(674,312)
Loan reductions	1,730,381	1,746,391
Net (increase) in loan origination and purchase costs	(114,366)	(92,121)
Proceeds from loans sold	626,739	-
Capital expenditures on equipment and computer software	(16,143)	(11,679)
Net cash used in investing activities	(1,412,124)	(1,810,689)

Cash flows from financing activities:
Net increase/(decrease) in borrowings with original
maturities of one year or less	4,115,500	(3,650,870)
Proceeds from long-term borrowings	-	7,550,000
Repayments of long-term borrowings	(2,800,000)	(2,200,000)
Dividends paid to stockholders	(36,000)	(30,800)
Net cash provided by financing activities	1,279,500	1,668,330

Net increase/(decrease) in cash	818	(138)
Cash - beginning of period	476	383

Cash - end of period	$ 1,294	$ 245

Supplemental disclosure:
Cash paid for:
Interest	$ 216,589	$ 201,996
Income taxes paid, net	$ 56,097	$ 61,297

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 136,134	$ 135,405
Other	2,969	542
Balance, end of period	$ 139,103	$ 135,947

RETAINED EARNINGS
Balance, beginning of period	$ 786,746	$ 636,142
Net income	142,526	107,632
Common dividends declared, $1.80 per common share in 2004;
$1.54 per common share in 2003	(36,000)	(30,800)
Balance, end of period	$ 893,272	$ 712,974

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 8,444	$ (6,511)
Net change in cash flow hedges, net of taxes of $300 in 2004 and
$3,881 in 2003	433	5,573
Net change in unrealized gains on investment securities,
net of taxes of $1,960 in 2004 and $4,097 in 2003	3,409	6,223
Balance, end of period	$ 12,286	$ 5,285

TOTAL STOCKHOLDERS' EQUITY	$1,044,661	$ 854,206

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 142,526	$ 107,632
Changes in equity from nonowner sources, net of taxes	3,842	11,796
Total changes in equity from nonowner sources	$ 146,368	$ 119,428

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
June 30, 2004

1.       Significant Accounting Policies

         Interim Financial Information

The financial information of The Student Loan Corporation (the Company) as of June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three- and six-month periods ended June 30, 2004 may not be indicative of the results for the full year ended December 31, 2004. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2003 Annual Report and Form 10-K.

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

         Revenue Recognition

Revenues, which include net interest, fees and gains on loans securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

Federal Family Education Loan (FFEL) Program premiums and discounts on loan portfolio purchases and loan origination and lender costs paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. Deferred costs for CitiAssist Loans are amortized over contractual life on an individual loan by loan basis. The expected weighted average life of FFEL Program loans is determined by analyzing market and borrower interest rates, customer prepayments and guarantor payments received through the claims process. Expected life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. The expected weighted average lives of these loans are reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

         Allowance for Loan Losses

Allowance for loan losses provides a reserve for estimated losses on: (1) certain portions of the FFEL Program loan portfolio under the risk-sharing provisions of the Act, which generally provide for lender risk-sharing of 2% of the principal and accrued interest on default claims paid with the Company to be reimbursed for losses that exceed that portion of the claimed amount and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and actual losses are charged off against the reserve as they occur.

During 2003, the Company was designated as an Exceptional Performer by the U.S. Department of Education (the Department) in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement after December 31, 2003 on loans that are serviced by the Company, and the Company is not subject to the 2% risk-sharing loss for eligible claims filed after that date. Similarly, in the second quarter of 2004, third party servicers for $3.2 billion of the Company's repayment portfolio received the Exceptional Performer designation, and therefore the Company is not subject to the 2% risk-sharing loss for eligible claims filed on that portion of its externally serviced portfolio and the Company is now eligible for 100% reimbursement on these claims.

The allowance is based on estimates of probable losses inherent in the Company's CitiAssist Loan portfolio and portions of its FFEL Program loan portfolio as loans become delinquent by one day or more. These losses are determined through various statistical means, including migration analyses, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio and is reflective of current trends and conditions. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.

         Student Loan Securitizations

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells securities, backed by the student loan assets, to outside investors. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, and the trust qualifies as a qualifying special purpose entity (QSPE), gains or losses on the sale of the student loans are recorded at the time of securitization and the financial statements of the trust are not consolidated with those of the Company. Gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of the assets received, which are composed of cash proceeds and the interests retained in the loans securitized.

The retained interests from securitizations are accounted for as investments in available-for-sale securities and are included in other assets. The retained interests are carried at their estimated fair value at the balance sheet date. Changes in fair value are recorded net of applicable income taxes in accumulated other changes in equity from nonowner sources. Interest earned on the retained interest is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interest is regularly reviewed for impairment, and other-than-temporary impairment, if any, is recognized as a charge to earnings when identified. The initial value of the retained interest is determined by allocating the carrying value of the loans securitized between assets sold and the interest retained based on their relative fair values at the securitization date.

Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model.

         Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost, including principal and deferred costs, or market value.

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

2.       New Accounting Standards

On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46-R changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to QSPEs meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company's securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE's financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The impact of the adoption of FIN 46-R was not material to the Company's financial condition or results of operations.

On March 31, 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue applies to other-than-temporary impairment evaluations for investments accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as well as nonmarketable equity securities accounted for under the cost method, and is effective for reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 is not expected to have a material effect on the Company's financial condition or results of operations.

3.       Loans

Loans consist of FFEL Program guaranteed student loans authorized by the Department under the Act, as well as CitiAssist Loans originated through an alternative student loan program and insured by private third-party insurers. At June 30, 2004, the Company's FFEL Program loan portfolio was composed of $9.6 billion of Federal Stafford, $10.1 billion of Federal Consolidation, $3.6 billion of CitiAssist, and $0.8 billion of other federally guaranteed loans, primarily Federal Parent Loans to Undergraduate Students (PLUS), and also includes deferred costs of $0.5 billion. At December 31, 2003, the Company's FFEL Program loan portfolio was composed of $9.5 billion of Federal Stafford, $9.4 billion of Federal Consolidation, $2.6 billion of CitiAssist, and $1.2 billion of other federally guaranteed loans, primarily PLUS, and also includes deferred costs of $0.5 billion.

Included in the Federal Consolidation loan amounts above is an inventory of student loans held for sale of $3.5 billion.

4.       Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc., owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates.

The Company's loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company's loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $7.2 million and $7.0 million for the three-month periods ended June 30, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, the expenses related to these agreements were $14.5 million and $14.4 million, respectively. In addition, the Company recorded loan origination and servicing revenue of $1.1 million and $1.3 million for the three-month periods ended June 30, 2004 and 2003, respectively, for work performed by the Company on CitiAssist Loans held by the Company's majority shareholder prior to purchase by the Company. For the six-month periods ending June 30, 2004 and 2003, the Company recorded loan origination and servicing revenue of $4.4 million and $4.1 million, respectively.

The Company had outstanding short- and long-term unsecured borrowings with CBNA, pursuant to the terms of an Omnibus Credit Agreement, of $14.9 billion and $8.7 billion, respectively, at June 30, 2004 and $10.0 billion and $12.4 billion, respectively, at December 31, 2003.

At June 30, 2004 and 2003, the Company's outstanding borrowings had contracted weighted average interest rates of 1.4% and 1.8%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended June 30, 2004 and 2003, the Company incurred $76.0 million and $96.0 million, respectively, in interest expense payable to its majority shareholder related to these borrowings. For the six-month periods ending June 30, 2004 and 2003, the Company incurred $151.1 million and $189.4 million, respectively, in interest expense.

The Company has a number of interest rate swap agreements outstanding with a subsidiary of Citigroup. At June 30, 2004, the agreements had notional amounts totaling $1.6 billion and remaining contractual terms of between one and six months. For the three-month periods ended June 30, 2004 and 2003, the Company realized $1.0 million and $4.4 million, respectively, in interest expense related to these swap agreements. For the six-month periods ending June 30, 2004 and 2003, the Company realized $1.5 million and $8.1 million, respectively, in swap-related interest expense.

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

5.       Interest Rate Swap Agreements

The Company's overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets (based either on the 91-day Treasury Bill rate or the 90-day Commercial Paper rate), defined as basis risk. In order to reduce this basis risk, the Company has entered into interest rate swap agreements on portions of its portfolio. Management expects the Company's hedge program to be effective in offsetting changes in cash flows for the risk being hedged. The program is in compliance with the hedge accounting requirements of SFAS No. 133, as amended.

At June 30, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, had notional amounts totaling $1.6 billion and $3.0 billion at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the contractual terms remaining on these agreements were for periods of between one and six months.

The fair value of the swaps at June 30, 2004 and December 31, 2003 were liabilities of $0.9 million and $1.6 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.3 million and $0.6 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of the June 30, 2004 balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized as follows:

	Three-month period ended		Six-month period ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Balance at beginning of year	$(563)	$(3,777)	$(959)	$(7,010)
Net unrealized (loss) gain from cash flow hedges	(563)(1)	(334)(2)	(442)(1)	707(2)
Net amounts reclassified to earnings	600 (3)	2674 (4)	875 (3)	4,866(4)

Ending balance	$(526)	$(1,437)	$(526)	$(1,437)

    (1) Amounts are net of taxes of ($388) and ($303) for the three- and six-month periods, respectively.
     (2) Amounts are net of taxes of ($221) and $666 for the three- and six-month periods, respectively.
     (3) Amounts are net of taxes of $412 and $604 for the three- and six-month periods, respectively.
(4) Amounts are net of taxes of $1,767 and $3,215 for the three- and six-month periods, respectively.

6.      Commitments and Contingencies

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company's management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

7.      Student Loan Securitization

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company's program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors. During 2003 and the first six months of 2004, the Company did not enter into any new securitizations.

At June 30, 2004 and December 31, 2003, approximately $399.2 million and $414.5 million, respectively, of student loan assets were held by the trust. At June 30, 2004 and December 31, 2003, the Company had retained interests in the assets securitized of approximately $33.6 million and $28.7 million, respectively, recorded at fair value. The $4.9 million increase in the fair value of the retained interest for the six-month period ended June 30, 2004 was composed of interest income of $7.1 million accreted in the first six months of 2004 and a $5.4 million change in the cash flow estimate, partially offset by $7.6 million in cash received from the trust. Of the $7.1 million decrease in fair value for the three-month period ended June 30, 2004, compared to the March 31, 2004 balance, $7.6 million was due to cash received from the trust and $2.8 million was due to a reduction in the cash flow estimate, partially offset by interest accretion of $3.3 million.

The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the financial statements. At June 30, 2004, the Company had an unrealized holding gain on its retained interests of $12.8 million (net of taxes of $8.2 million), recorded in accumulated other changes in equity from nonowner sources.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. For each of the quarters ended June 30, 2004 and 2003, the Company received cash flows of $0.1 million for loan servicing and administrative fees as the master servicer. For the first six months of 2004 and 2003, the Company received cash flows of $0.2 million and $0.3 million, respectively, for loan servicing and administrative fees. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

There were no receivables due from the trust or payables due to the trust either at June 30, 2004 or June 30, 2003. During the three- and six-month periods ended June 30, 2004, the trust paid note interest of $1.2 million and $2.4 million, respectively, to third party investors, compared to $1.5 million and $3.0 million for the corresponding three- and six-month periods of 2003.

As required by SFAS No. 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of the retained interest is disclosed below. The negative effect of the change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown below.

          The key assumptions used to value the retained interests were as follows:

	June 30, 2004	December 31, 2003

Discount rate	10.0%	7.0%
Constant prepayment rate	4.0%	3.0%
Anticipated net credit losses	0.10%	0.24%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.18%

The change in the discount rate assumption was a result of the increased variability of cash flows. Management believes that the June 30, 2004 discount rate is comparable with that used in the industry. Changes to prepayment rate, net credit losses and basis spread assumptions were made in consideration of actual results.

The sensitivities of the fair value of the retained interests to adverse changes in the key assumptions were as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Carrying value of retained interests	$ 33,597	$ 28,672

Discount rate	10.0%	7.0%
+10%	$ (938.6)	$ (818.7)
+20%	$ (1,812.2)	$ (1,589.6)

Constant prepayment rate	4.0%	3.0%
+10%	$ (280.4)	$ (209.6)
+20%	$ (555.3)	$ (409.1)

Anticipated net credit losses	0.10%	0.24%
+10%	$ (92.1)	$ (42.8)
+20%	$ (188.5)	$ (85.8)

Basis spread increase	0.10%	0.18%
+10%	$ (197.8)	$ (600.1)
+20%	$ (395.6)	$ (1,200.3)

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

8.      Fee and Other Income

For the three- and six-month periods ended June 30, 2004, gains of $1.9 million and $10.0 million, respectively, were recorded in fee and other income as a result of sales of student loan portfolios to third parties. Portfolios of $92 million were sold in the second quarter of 2004, bringing year-to-date sales for 2004 to $617 million. Portfolio sales and corresponding gains for 2003 were immaterial.

9.       Future Application of Accounting Standards

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, loans originated by the entity, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Critical Accounting Policies

There were no material changes to the Company's critical accounting policies during the second quarter of 2004. The Company considers its accounting policies on revenue recognition, allowance for loan losses, student loan securitizations, and hedging transactions to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 4 and 7 to the financial statements or see the Company's 2003 Annual Report and Form 10-K.

         New Accounting Standards

On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46-R changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special-purpose entities (QSPEs) meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company's securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE's financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The impact of the adoption of FIN 46-R was not material to the Company's financial condition or results of operations.

On March 31, 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue applies to other-than-temporary impairment evaluations for investments accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as nonmarketable equity securities accounted for under the cost method, and is effective for reporting periods beginning after June 15, 2004. The adoption of EITF Issue No. 03-1 is not expected to have a material effect on the Company's financial condition or results of operations.

         Management Summary

The earnings of the Company are primarily dependent on the size of its net interest income, which is the difference between the interest received on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). Net interest income may be impacted by the current interest rate environment and, especially, by uneven interest rate shifts between the 91-day

Treasury Bill rate and LIBOR. The Company manages these risks by entering into interest rate swap agreements on portions of its portfolio and regularly monitoring and acting upon fluctuations in the interest rate curves. In declining short-term rate environments, net interest income may also be significantly impacted by floor income, which is generated when the Company's cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the rate at which borrowers pay interest on Federal Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company's cost of funds during the term of such loans could contribute to floor income. In recent years, the growth in net interest income has been primarily attributable to portfolio growth and increases in floor income.

Floor income will decline in periods of increasing interest rates. A gradual increase in the current interest rate curve is forecasted. Management expects that this interest rate increase will result in reduced floor income in 2004 and future years. The Company has entered into loan commitments at implied current forward rates that lock in floor income on a portion of the portfolio for periods of up to one year. See the definition of floor income in Special Allowance and Floor Income on page 22.

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

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

         Financial Condition

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup, Inc. (Citigroup), owns 80% of the outstanding common stock of the Company.

At June 30, 2004, the Company's student loan assets were composed of a $21.1 billion portfolio of loans held and a $3.5 billion inventory of loans held for sale. The combined $24.6 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan (FFEL) Program, increased by $1.4 billion (6%) from $23.2 billion at December 31, 2003. This growth was attributable to FFEL Program loan disbursements totaling $1,443 million and loan purchases of $2,195 million in the first six months of 2004, and other additions of $71 million, partially offset by $1,730 million in loan reductions (attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors), and loan portfolio sales of $627 million. During the first six months of 2003, the Company had FFEL Program loan disbursements of $1,241 million, loan purchases of $2,212 million, other additions of $32 million, and loan reductions of $1,746 million.

During the first six months of 2004, the Company recorded a pretax gain of $10 million on the sale of student loans of $617 million, including associated deferred costs. Loan sales were immaterial in the first six months of 2003. During the second quarter of 2004, the sale of student loans of $92 million, including associated deferred costs, resulted in a pretax gain of $2 million.

         Loan Activity

The Company’s loan disbursements and loan commitments to finance education for the three- and six- month periods ending June 30 are presented below:

	Three-month periods		Six-month periods
(Dollars in millions)	2004	2003	2004	2003

FFEL Program Stafford and PLUS Loan disbursements	$369	$328	$1,443	$1,241
CitiAssist Loans under commitments to purchase*	105	90	570	467

Total loan disbursements and commitments	$474	$418	$2,013	$1,708

          * These disbursements are originated and disbursed by CBNA and are committed by the Company for future purchase.

The $202 million increase in loan disbursements for the first six months of 2004, compared to the same period last year, is primarily attributable to ongoing sales initiatives and electronic commerce.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA's carrying value at the time of purchase, plus contractual costs. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees. In addition to the loan procurement activities described in the table below, as of June 30, 2004, CBNA had CitiAssist Loans with a principal balance of $88 million available for purchase by the Company.

The Company’s secondary market and other loan procurement activities for the three- and six-month periods ended June 30 are presented in the table below:

	Three-month periods		Six-month periods
(Dollars in millions)	2004	2003	2004	2003

FFEL Program Consolidation Loan volume	$ 320	$304	$ 968	$1,330
CitiAssist Loan purchases	621	506	990	812
Other loan purchases	150	38	237	70

Total loan purchases	$1,091	$848	$2,195	$2,212

From time to time, the Company makes student loan purchases. For the first six months of 2004, the Company's loan purchases were $2,195 million, a decrease of $17 million compared to the same period last year. The decrease in loan purchases is primarily attributable to a decrease in Consolidation Loan volume, partially offset by increases in CitiAssist and other loan purchases.

The Federal Consolidation Loans were purchased primarily for the Company's available for sale inventory, which was established to create a portfolio of loans held for future securitization. The size of the available for sale portfolio is dependent upon the needs of the securitization program. The Company's participation in securitization and secondary market loan activities is dependent upon market conditions. Of the Consolidation Loan volume presented in the table above, $389 million and $448 million for the first six months of 2004 and 2003, respectively, were consolidations of federally guaranteed student loans already held in the Company's loan portfolios. For the first six months of 2004, the Company's student loan purchases included $1,607 million purchased for its portfolio and $588 million purchased for its resale inventory. During the six month period ended June 30, 2003, the Company purchased $1,538 million of student loans for its portfolio and $674 million for its resale inventory.

         Securitization Activity and Off Balance Sheet Transactions

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. Securitization is a process in which loans are removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. During 2003 and the first six months of 2004, the Company did not enter into any new securitizations.

Investors have recourse to the assets in the trust, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. The documents establishing the trust generally require the Company to maintain an ownership interest in the trust. In the event that net cash flows derived from the securitized student loan assets are insufficient to meet the payments of interest to trust investors and make other fee and transaction payments of the trust, the Company's retained interest is reduced or forfeited. The Company's loss is limited to its retained interest in the securitized assets.

At June 30, 2004 and December 31, 2003, approximately $399.2 million and $414.5 million, respectively, of student loan assets were held by the trust. At June 30, 2004 and December 31, 2003, the Company had retained interests in the assets securitized of approximately $33.6 million and $28.7 million, respectively, recorded at fair value. The $4.9 million increase in fair value of the retained interest for the six-month period ended June 30, 2004 was composed of interest income of $7.1 million accreted in the first six months of 2004 and a $5.4 million change in the cash flow estimate, partially offset by $7.6 million in cash received from the trust. Of the $7.1 million year-to-date interest accretion, $3.3 million was recorded in the second quarter of 2004. The amount of interest accretion recorded in 2003 was immaterial. The increase in interest income accreted in the second quarter of 2004 was primarily attributable to the change in assumptions used in determining the estimated cash flows. See Note 6 to the financial statements for more information.

The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the financial statements. At June 30, 2004, the Company had an unrealized holding gain on its retained interests of $12.8 million (net of taxes of $8.2 million), recorded in accumulated other changes in equity from nonowner sources. Of this unrealized gain, $1.7 million of unrealized loss, net of taxes, was recorded in the second quarter of 2004, and reflects a decrease in cash flow estimates.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. For each of the quarters ended June 30, 2004 and 2003, the Company received cash flows of $0.1 million for loan servicing and administrative fees as the master servicer. For the first six months of 2004 and 2003, the Company received cash flows of $0.2 million and $0.3 million, respectively, for loan servicing and administrative fees. See Note 7 to the financial statements for further information on the Company's securitizations.

         Interest Rate Swap Agreements

The Company's overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets (based either on the 91-day Treasury Bill rate or the 90-day Commercial Paper rate), defined as basis risk. In order to reduce this basis risk, the Company has entered into interest rate swap agreements on portions of its portfolio. Management expects the Company's hedge program to be effective in offsetting changes in cash flows for the risk being hedged. The program is in compliance with the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

At June 30, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $1.6 billion and $3.0 billion at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the contractual terms remaining on these agreements were for periods of between one and six months.

The fair value of the swaps at June 30, 2004 and December 31, 2003 were liabilities of $0.9 million and $1.6 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.3 million and $0.6 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders' equity. Substantially all of the June 30, 2004 balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense. For additional information on the Company's interest rate swap agreements, see Note 4 to the financial statements.

         Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. In the three- and six-month periods ending June 30, 2004, the Company paid income taxes, net of refunds, of $27 million and $56 million, respectively, primarily pursuant to a tax-sharing agreement with its majority shareholder. Income taxes of $1 million and $61 million were paid in the same three- and six-month periods last year, respectively. The change in taxes paid is primarily attributable to the timing of the majority owner's requests for tax payments and is not reflective of any significant changes in the tax provision.

Deferred income taxes of $152.9 million at June 30, 2004 increased $23.5 million compared to year-end 2003 (an increase of $17.6 million for the quarter). This increase is primarily attributable to a rise in deferred tax liabilities related to deferred loan origination costs.

During the second quarter of 2004, the Company released $2.8 million of a $7.0 million IPO-related tax reserve that had been established in 1993 for estimates of potential future tax liabilities. The release, which was attributable to the elimination of audit risk related to certain tax deductions taken in tax years closed, increased additional paid-in capital, but had no effect on earnings.

In the ordinary course of business, the Company is currently undergoing tax audits in various states.

         Borrowings

The Company's short- and long-term debt was procured primarily through the Omnibus Credit Agreement with its majority shareholder, which provides for a maximum aggregate credit limit of $25 billion. Total short- and long-term borrowings of $23.6 billion at June 30, 2004 increased $1.3 billion compared to year-end 2003. The increased debt was used to fund new loan originations and purchases. Also, during the first six months of 2004, $3.7 billion of maturing long-term borrowings was reclassified to short-term borrowings.

At June 30, 2004 and 2003, the outstanding borrowings had contracted weighted average interest rates of 1.4% and 1.8%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended June 30, 2004 and 2003, the Company recorded $76.0 million and $96.0 million, respectively, in interest expense payable to its majority shareholder related to these borrowings. For the six-month periods ending June 30, 2004 and 2003, the Company incurred $151.1 million and $189.4 million, respectively, in interest expense. The $38.3 million year-to-date decrease in interest expense related to these borrowings was primarily attributable to the decline in interest rates. During the first six months of 2004, the Company made $216.6 million in interest payments, compared to $202.0 million for the same period in 2003. The $14.6 million difference in interest paid was primarily a result of differences in the contractual interest due dates.

The decline in accrued interest expense, compounded by the increase in interest payments on its borrowings in the first six months of 2004 was the primary reason for the $91.5 million decrease in other liabilities as of June 30, 2004, compared to the balance at December 31, 2003.

         Dividends

The Company paid a quarterly dividend of $0.90 per common share on June 1, 2004. On July 15, 2004, the Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.90 per share to be paid September 1, 2004 to stockholders of record on August 13, 2004.

         Results of Operations

         Quarter Ended June 30, 2004

Net income was $69.7 million ($3.48 basic and diluted earnings per share) for the second quarter of 2004. This was an increase of $23.6 million (51%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth of 10% over the previous twelve months and a decrease of $9.2 million (after taxes), compared to the same quarter last year, in deferred amortization charges related to changes in prospective prepayment speeds for student loan consolidations.

Deferred amortization charges related to changes in prospective prepayment speeds are made when portfolio activity leads management to make changes in model assumptions related to future prepayment speeds. When this occurs, the Company makes a current period adjustment to interest income in order to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

Net revenue of $143.6 million for the second quarter of 2004 was $37.5 million (35%) higher than revenue for the same period of 2003. The net interest margin for the second quarter of 2004 was 2.35%, up 41 basis points from 1.94% for the same period of 2003. Net interest income of $141.5 million for the second quarter of 2004 was $34.6 million higher than the same period last year, due primarily to portfolio growth, increased floor income resulting from the Company's ability to take advantage of favorable funding opportunities, interest accretion of $3.3 million on the Company's retained interest investments, and the decrease in deferred cost amortization charges described above.

Total operating expenses for the second quarter of 2004 were $29.3 million, a decrease of $0.3 million (1%) from the same period last year, reflecting efficiency improvements. For the second quarter of 2004, the Company's expense ratio, operating expenses as a percentage of average student loan assets, was 0.49%, an improvement of five basis points compared to the second quarter 2003 ratio.

An allowance for loan losses provides a reserve for estimated losses on: (1) certain portions of the FFEL Program loan portfolio under the risk-sharing provisions of the Act, which generally provide for lender risk-sharing of 2% of the principal and accrued interest on default claims paid and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and actual losses are charged off against the reserve as they occur.

During 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of the designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement after December 31, 2003 on loans that are serviced by the Company, and the Company is not subject to the 2% risk-sharing loss for eligible claims filed after that date. Similarly, in the second quarter of 2004, third party servicers for $3.2 billion of the Company's repayment portfolio received the Exceptional Performer designation, and therefore the Company is not subject to the 2% risk-sharing loss for eligible claims filed on this portion of its externally serviced portfolio.

Most of the Company's CitiAssist Loan portfolio is insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). For those loans insured by these entities, the Company is to be reimbursed for losses that exceed 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG), diversifying private insurer risk. Under the new insurer's program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%, with the Company to be reimbursed for losses that exceed that portion of the claimed amount. However, since the increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums, the Company does not expect a material change in overall costs related to the CitiAssist Loan program. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

The Company's provision for loan losses for the second quarter of 2004 was $3.1 million, $1.5 million less than the provision for the same period of 2003. This decrease was primarily attributable to estimates of lower risk-sharing liabilities as a result of the Company and several of its servicers being designated Exceptional Performers, as described above, partially offset by a change in the loan loss accrual calculation to a more conservative methodology. Under the new calculation methodology, a loan loss reserve is accrued at one day of delinquency for all loans. Under the previous method, a reserve was not accrued until 90 days of delinquency for FFEL Program loans and 30 days of delinquency for CitiAssist Loans. The change in the methodology for calculating the loan loss reserve had no material effect on earnings.

The Company's return on average equity was 27.5% for the second quarter of 2004, up 5.4% compared to 22.1% for the same period of 2003.

The Company's effective tax rate was approximately 39.1% for the second quarter of 2004, compared to 39.8%

for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a change in tax estimates for certain states and the impact of the change on the Company's existing deferred tax assets and liabilities.

         Six Months Ended June 30, 2004

The Company earned net income of $142.5 million ($7.13 basic and diluted earnings per share) for the six months ended June 30, 2004. This was an increase of $34.9 million (32%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth of 10% over the previous twelve months, increased floor income, and a $10.0 million pretax gain (recorded in fee and other income) that resulted from the sale of student loans of $617 million, including associated deferred costs.

Net revenue of $286.5 million for the six months ended June 30, 2004 was $56.9 million (25%) higher than revenue for the same period of 2003. The net interest margin for the six months ended June 30, 2004 was 2.29%, up 17 basis points from 2.12% for the same period of 2003. Net interest income of $272.6 million for the first six months of 2004 was $44.5 million higher than the same period last year, due primarily to portfolio growth, increased floor income resulting from the Company's ability to take advantage of favorable funding opportunities, and interest accretion of $7.1 million on the Company's retained interest investments.

Total operating expenses for the six months ended June 30, 2004 were $58.1 million, an increase of $2.6 million (5%) from the same period last year. The increase reflects both the incremental costs incurred to originate, service and administer the larger loan portfolio and ongoing infrastructure investments. For the six months ended June 30, 2004, the Company's expense ratio, operating expenses as a percentage of average student loan assets, was 0.49%, an improvement of two basis points compared to the ratio for the same period last year.

The Company's provision for loan losses for the six months ended June 30, 2004 was $5.3 million, $2.1 million less than the provision for the same period of 2003. This decrease was primarily attributable to lower risk-sharing liability estimates as a result of the Company and several of its servicers being designated Exceptional Performers, as described more fully under Quarter Ended June 30, 2004, above.

The Company's return on average equity was 29.0% for the six months ended June 30, 2004, up 2.3% compared to 26.7% for the same period of 2003.

The Company's effective tax rate was approximately 37.6% for the six months ended June 30, 2004, compared to 38.2% for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a change in tax estimates for certain states and the impact of the change on the Company's existing deferred tax assets and liabilities.

         Special Allowance and Floor Income

Most FFEL Program Stafford and Parent Loans to Undergraduate Students (PLUS) Loans originated prior to July 24, 1992 have fixed interest rates. Those originated subsequent to July 23, 1992 generally have variable interest rates. The Company also has a portfolio of FFEL Program Consolidation Loans, which have fixed borrower interest rates. Most FFEL Program loans also qualify for the federal government's special allowance payment (SAP). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender's loan yield over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan's origination date.

In periods of declining interest rates, the stated borrower rates, which are generally subject to various annual reset provisions, become, in effect, interest rate floors until the next reset date. For purposes of evaluating financial results and the Company's results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads and is generally earned in declining short-term interest rate environments when the Company's cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by generally accepted accounting principles in the United States of America. Depending on the manner in which the Company's assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio until the next annual interest rate reset date. Also, although the rate at which borrowers pay interest on FFEL Program Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company's cost of funds during the term of such loans could contribute to floor income.

During the three- and six-month periods ended June 30, 2004, the Company earned $35.6 million and $72.6 million, respectively, of floor income. During the three- and six-month periods ended June 30, 2003, the Company earned $30.9 million and $64.5 million, respectively, of floor income. The increase in 2004 floor income, compared to the prior year, is primarily a result of lower short-term interest rates in 2004 and the Company's ability to take advantage of favorable funding opportunities. Floor income will decline in periods of increasing interest rates and is generally affected by the overall interest rate environment prevailing between the reset dates. The Company has entered into loan commitments at implied current forward interest rates that lock in floor income on a portion of the portfolio for periods of up to one year. However, as short-term interest rates rise above their current level, the floor income benefit could decline materially.

         Regulatory Impacts

Over the past decade, amendments to the Act that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 30%, on a national basis, of all student loans originated under federally sponsored programs. In addition, reauthorization of the Act, which will occur in either 2004 or 2005, depending on Congressional action, as well as other amendments to the Act, could ultimately result in further reductions in lender net interest margins on FFEL Program loans, and could influence customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company's business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

         Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases "believe", "expect", "anticipate", "intend", "estimate", "may increase", "may result in", and similar expressions or future or conditional verbs such as "will", "should", "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, particularly those affecting the demand for and interest rates on student loans, loan origination costs, and the availability and amount of certain loan subsidies; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; the effect of fluctuations in interest rates, particularly as they affect the Company's funding costs, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans and in the quality and profitability of those loans that move into repayment status; the Company's ability to continue to service its loan portfolio in accordance with its contractual obligations; the Company's ability to maintain its Exceptional Performer status; the Company's ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company's ability to continue to develop its electronic commerce initiatives; the performance of the Company's loan portfolio insurers and risk-sharers; whether risk-sharing expenses for defaults are offset by lower insurance premiums; the adequacy of funds allocated for future capital expenditures; the Company's ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

         Item 3. Quantitative and Qualitative Discussion About Market Risk

The Company's primary market risk exposure results from fluctuations in the spreads between the Company's borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to estimate the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specific parallel upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management's responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by 35 and 100 basis point changes in the yield curve. A 35 basis point change in the yield curve represents approximately a two standard deviation change. The one hundred basis point information is provided for comparative purposes.

The Earnings-at-Risk calculation measures the Company's position at one point in time. As indicated in the table below, as of June 30, 2004, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company's pretax earnings of approximately $11.4 million for the next twelve months and approximately $76.0 million thereafter. A 35 basis point decrease in the interest yield curve as of June 30, 2004 would have a potential positive impact on the Company's pretax earnings of approximately $12.4 million for the next twelve months and approximately $76.0 million thereafter. The increase in the June 30, 2004 Earnings-at-Risk, compared to that at June 30, 2003, was due to changes in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)

	June 30, 2004			June 30, 2003

(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total

Thirty-five basis point increase	$ (11.4)	$ (76.0)	$ (87.4)	$ (8.7)	$ (55.6)	$ (64.3)
Thirty-five basis point decrease	$ 12.4	$ 76.0	$ 88.4	$ 26.5	$ 55.6	$ 82.1
One hundred basis point increase	$ (31.0)	$ (215.1)	$ (246.1)	$ (12.3)	$ (158.8)	$ (171.1)
One hundred basis point decrease	$ 69.8	$ 215.1	$ 284.9	$ 77.5	$ 156.7	$ 234.2

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

         PART II. OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders

                         At the Company's 2004 Annual Meeting of Stockholders, held May 13, 2004, the Company's stockholders took the following actions:

                         1.     Three directors were elected to the Board of Directors: Bill Beckmann (with holders of 18,948,964 shares voting in favor, 880,901 shares withheld and none abstaining); Glenda B. Glover (with holders of 19,574,433 shares voting in favor, 255,432 shares withheld and none abstaining); Yiannis
                                 Zographakis (with holders of 18,953,157 shares voting in favor, 876,708 shares withheld and none abstaining). Mr. Beckmann and Ms. Glover will each serve until the year 2007 annual meeting of stockholders. Mr. Zographakis resigned from his position on July 15, 2004.

                         2.     The selection of KPMG LLP as the Company's independent auditors for the 2004 fiscal year was ratified (with holders of 19,727,268 shares voting in favor, 87,146 shares voting against and 15,451 shares abstaining).

         Item 6.     Exhibits and Reports on Form 8-K

                         a)     See Exhibit Index.

                         b)     Reports on Form 8-K

On April 6, 2004, the Company filed a Current Report on Form 8-K, dated April 1, 2004, reporting under Item 5 thereof the appointment of Daniel P. McHugh as Chief Financial Officer of The
                        Student Loan Corporation and filing therewith a copy of the related press release. On April 15,
                        2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, reporting under
                        Items 7 and 12 thereof its results of operations for the quarter ended March 31, 2004 and filing therewith a copy of the related press release. Also, on July 15, 2004, the Company filed a Current
                        Report on Form 8-K, dated July 15, 2004, reporting under Items 7 and 12 thereof its results of operations for the quarter ended June 30, 2004 and filing therewith a copy of the related press release. In addition, on July 16, 2004, the Company filed a Current Report on Form 8-K, dated July
                        15, 2004, reporting under Item 5 thereof the appointment of Michael J. Reardon as Chief Executive
                        Officer and a director of the Board of The Student Loan Corporation replacing Yiannis Zographakis in those positions, and filing therewith a copy of the related press release.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004

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

10.2.4 *	Amendment No. 3, dated as of May 5, 2002, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc.

10.2.5 *	Amendment No. 4, dated as of June 22, 2003, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc.

10.2.6 *	Amendment No. 5, dated as of June 22, 2004, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc.

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K (File No. 1-11616).

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

10.6

Retention Agreement for Sue F. Roberts, dated April 28, 2003, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 1-11616).

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