Form 10-Q
period 2004-09-30
STUDENT LOAN CORP
filed 2004-11-08
CIK 893955

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X       Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
or
       Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the transition period from ___ to ___

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

Yes X       No

        On October 25, 2004, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Part I.	Financial Information		Page

	Item 1 -	Financial Statements

		Statement of Income (Unaudited) for the Three- and Nine-Month Periods Ended September 30, 2004 and 2003........................................................................................................	3

		Balance Sheet as of September 30, 2004 (Unaudited) and December 31, 2003 (Audited)............................................................................................................	4

		Statement of Cash Flows (Unaudited) for the Nine-Month Periods Ended September 30, 2004 and 2003...................................................................................................................	5

		Statement of Changes in Stockholders' Equity (Unaudited) for the Nine-Month Periods Ended September 30, 2004 and 2003......................................................................	6

		Notes to Financial Statements (Unaudited).................................................................................................	7-14

Item 2 -	Management's Discussion and Analysis of Financial Condition
		and Results of Operations........................................................................................................................	15-25

	Item 3 -	Quantitative and Qualitative Discussion About Market Risk...........................................................................	26

	Item 4 -	Controls and Procedures....................................................................................................................................	27

Part II	Other Information

	Item 6 -	Exhibits..............................................................................................................................................................	28

Signature...................................................................................................................................................................................................			29

Exhibit Index.............................................................................................................................................................................................			30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE STUDENT LOAN CORPORATION STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)
	Three months ended	Nine months ended
	September 30,	September 30,
	2004 2003	2004 2003
REVENUE
Interest income	$248,096 $204,748	$673,257 $630,314
Interest expense	102,740 90,108	255,303 287,574
Net interest income	145,356 114,640	417,954 342,740
Less: provision for loan losses	(1,194) (3,929)	(6,490) (11,332)
Net interest income after provision for loan losses	144,162 110,711	411,464 331,408
Fee and other income	4,972 5,498	24,177 14,421
Total revenue, net	149,134 116,209	435,641 345,829

OPERATING EXPENSES
Salaries and employee benefits	9,827 7,418	25,804 21,318
Other expenses	24,927 21,858	67,007 63,440
Total operating expenses	34,754 29,276	92,811 84,758
Income before income taxes	114,380 86,933	342,830 261,071
Income taxes	44,691 35,412	130,615 101,918
NET INCOME	$69,689 $51,521	$212,215 $159,153

DIVIDENDS DECLARED	$18,000 $15,400	$ 54,000 $46,200

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(based on 20 million average shares outstanding)	$ 3.48 $ 2.58	$ 10.61 $ 7.96

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.90 $ 0.77	$ 2.70 $ 2.31

OPERATING RATIOS
Net interest margin	2.31% 2.02%	2.30% 2.08%
Operating expenses as a percentage of average student loans	0.55% 0.52%	0.51% 0.51%
Return on average equity	25.91% 23.40%	27.92% 25.56%

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
BALANCE SHEET
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 22,120,379	$ 20,285,596
Less: allowance for loan losses	(5,545)	(4,835)
Student loans, net	22,114,834	20,280,761
Loans held for sale	3,463,877	2,939,756
Cash	531	476
Other assets	516,843	482,913

Total Assets	$ 26,096,085	$ 23,703,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 21,714,500	$ 9,973,100
Long-term borrowings	2,800,000	12,350,000
Payable to principal stockholder	3,932	4,897
Deferred income taxes	166,538	129,376
Other liabilities	316,587	315,209

Total Liabilities	25,001,557	22,772,582

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	138,978	135,934
Retained earnings	944,961	786,746
Accumulated other changes in equity from nonowner sources	10,389	8,444

Total Stockholders' Equity	1,094,528	931,324

Total Liabilities and Stockholders' Equity	$ 26,096,085	$ 23,703,906

AVERAGE STUDENT LOANS	$ 24,299,566	$ 22,274,671
(year-to-date)

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 212,215	$ 159,153
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	71,242	82,365
Provision for loan losses	6,490	11,332
Deferred tax provision	36,118	13,898
Gain on sale of loan assets	(10,343)	(51)
Redemption of junior note	-	(312)
(Increase) in accrued interest receivable	(33,330)	(24,622)
Decrease in other assets	11,737	3,469
Increase/(decrease) in other liabilities	4,566	(74,143)
Net cash provided by operating activities	298,695	171,089

Cash flows from investing activities:
Disbursements of loans	(2,477,592)	(2,162,985)
Loan portfolio purchases	(2,664,398)	(1,990,846)
Loan purchases held for sale	(666,028)	(1,103,838)
Loan reductions	2,896,297	2,919,438
Net (increase) in loan origination and purchase costs	(157,104)	(112,638)
Proceeds from loans sold	651,363	10,253
Capital expenditures on equipment and computer software	(18,578)	(17,169)
Net cash used in investing activities	(2,436,040)	(2,457,785)

Cash flows from financing activities:
Net increase/(decrease) in borrowings with original
maturities of one year or less	4,991,400	(4,617,200)
Proceeds from long-term borrowings	-	9,150,000
Repayments of long-term borrowings	(2,800,000)	(2,200,000)
Dividends paid to stockholders	(54,000)	(46,200)
Net cash provided by financing activities	2,137,400	2,286,600

Net increase/(decrease) in cash	55	(96)
Cash - beginning of period	476	383

Cash - end of period	$ 531	$ 287

Supplemental disclosure:
Cash paid for:
Interest	$ 317,058	$ 345,610
Income taxes paid, net	$ 96,078	$ 115,584

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 136,134	$ 135,405
Other	3,044	606
Balance, end of period	$ 139,178	$ 136,011

RETAINED EARNINGS
Balance, beginning of period	$ 786,746	$ 636,142
Net income	212,215	159,153
Common dividends declared, $0.90 per common share in 2004;
$0.77 per common share in 2003	(54,000)	(46,200)
Balance, end of period	$ 944,961	$ 749,095

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 8,444	$ (6,511)
Net change in cash flow hedges, net of taxes of $447 in 2004 and $3,505 in 2003	662	5,016
Net change in unrealized gains on investment securities, net of taxes of
$597 in 2004 and $5,904 in 2003	1,283	8,900
Balance, end of period	$ 10,389	$ 7,405

TOTAL STOCKHOLDERS' EQUITY	$1,094,528	$ 892,511

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 212,215	$ 159,153
Changes in equity from nonowner sources, net of taxes	1,945	13,916
Total changes in equity from nonowner sources	$ 214,160	$ 173,069

See accompanying notes to financial statements.

THE STUDENT LOAN CORPORATION
Notes to Financial Statements (Unaudited)
September 30, 2004

1.       Significant Accounting Policies

            Interim Financial Information

The financial information of The Student Loan Corporation (the Company) as of September 30, 2004 and for the three- and nine-month periods ended September 30, 2004 and 2003 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. The results for the three- and nine-month periods ended September 30, 2004 may not be indicative of the results for the full year ended December 31, 2004. The accompanying financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Annual Report and Form 10-K.

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

           Revenue Recognition

Revenues, which include net interest, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

Federal Family Education Loan (FFEL) Program premiums and discounts on loan portfolio purchases and loan origination and lender costs paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. Generally, deferred costs for CitiAssist Loans are amortized over contractual life on an individual loan by loan basis. The expected weighted average life of FFEL Program loans is determined by analyzing market and borrower interest rates, customer prepayments and guarantor payments received through the claims process. Expected life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. The expected weighted average lives of these loans are reviewed quarterly and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted.

           Allowance for Loan Losses

Allowance for loan losses provides a reserve for estimated losses on: (1) certain portions of the FFEL Program loan portfolio under the risk-sharing provisions of the Act, which generally provide lender reimbursement for losses that exceed 2% of the principal and accrued interest on default claims paid and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of the credit risk insurance obtained from third parties, if any, and/or other risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and actual losses are charged off against the reserve as they occur.

During 2003, the Company was designated as an Exceptional Performer by the U.S. Department of Education (the Department) in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement after December 31, 2003 on loans that are serviced by the Company, and the Company is not subject to the 2% risk-sharing loss for eligible claims filed after that date. Similarly, in 2004, third party servicers for $3.5 billion of the Company’s portfolio received the Exceptional Performer designation. Upon receipt of this designation, these servicers are no longer subject to the 2% risk-sharing provisions and these loans are now eligible for 100% reimbursement on eligible claims filed.

The allowance is determined based on estimates of probable losses inherent in the Company’s CitiAssist and FFEL Program portfolios, as described above, at day one or more of delinquency. These losses are determined through various statistical means, including migration analyses, in which historical delinquency and credit loss experience, updated for current trends and conditions, is applied to the current aging of the portfolio. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur.

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

The retained interests from securitizations are accounted for as investments in available-for-sale securities and are included in other assets. The retained interests are carried at their estimated fair value at the balance sheet date. Changes in fair value are recorded net of applicable income taxes in accumulated other changes in equity from nonowner sources. Interest earned on the retained interest is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interest is regularly reviewed for impairment, and other-than-temporary impairment, if any, is recognized as a charge to earnings when identified in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The initial value of the retained interest is determined by allocation of the securitized loan carrying value between assets sold and the interest retained based on their relative fair values at the securitization date. Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model.

           Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost, including principal and deferred costs, or market value.

           Hedging Transactions

From time to time, the Company enters into interest rate swap agreements on portions of its loan portfolio to manage its exposure to market interest rates. The Company accounts for its interest rate swap agreements in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded at fair value on the balance sheet. Fair value is determined by discounting the cash flows using market interest rates through the contractual maturity dates. These derivatives, which have been designated and are effective as cash flow hedges, are recorded as either other assets or other liabilities, depending on whether the fair value of the derivative is a net gain or a net loss. The hedge relationship is formally documented at inception detailing the risk management objective, the risk being hedged and how effectiveness is assessed. To the extent these derivatives are not effective, changes in their fair values representing the ineffectiveness are included in other revenue as incurred. To the extent the derivatives are effective and exactly match the variability of the cash flow being hedged, changes in their fair values are not reflected in current earnings, but are recorded net of taxes in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. Interest receivable or payable related to the interest rate swap agreements is accrued in interest expense.

2.       New Accounting Standards

On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46-R changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to QSPEs meeting the reporting requirements of SFAS No. 140, are specifically exempted from the scope of FIN 46. Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE’s financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The impact of the adoption of FIN 46-R was not material to the Company’s financial condition or results of operations.

On March 31, 2004, the FASB ratified EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on recognizing other-than-temporary impairments on certain investments. The EITF Issue applies to other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as nonmarketable equity securities accounted for under the cost method, and was initially scheduled to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. EITF 03-1 is not expected to have a material effect on the Company's financial condition or results of operations.

3.       Loans

Loans consist of FFEL Program guaranteed student loans authorized by the Department under the Act, as well as CitiAssist Loans originated through an alternative student loan program and insured by private third-party insurers. At September 30, 2004, the Company’s student loan portfolio was composed of $9.5 billion of Federal Stafford, $10.7 billion of Federal Consolidation, $3.6 billion of CitiAssist, and $1.2 billion of other federally guaranteed loans, primarily Federal Parent Loans to Undergraduate Students (PLUS), and also includes deferred costs of $0.6 billion. At December 31, 2003, the Company’s student loan portfolio was composed of $9.5 billion of Federal Stafford, $9.4 billion of Federal Consolidation, $2.6 billion of CitiAssist, and $1.2 billion of other federally guaranteed loans, and also includes deferred costs of $0.5 billion.

Included in the Federal Consolidation loan amounts above is an inventory of student loans held for sale of $3.5 billion at September 30, 2004 and $2.9 billion at December 31, 2003.

4.       Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates.

The Company’s loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $8.6 million and $8.3 million for each of the three-month periods ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, the expenses related to these agreements were $23.1 million and $22.7 million, respectively. In addition, the Company recorded loan origination and servicing revenue of $2.5 million and $1.7 million for the three-month periods ended September 30, 2004 and 2003, respectively, for work performed by the Company on CitiAssist Loans held by the Company’s majority shareholder prior to purchase by the Company. For the nine-month periods ending September 30, 2004 and 2003, the Company recorded loan origination and servicing revenue of $6.9 million and $5.8 million, respectively.

The Company had outstanding short- and long-term unsecured borrowings with CBNA, pursuant to the terms of an Omnibus Credit Agreement, of $21.7 billion and $2.8 billion, respectively, at September 30, 2004 and $10.0 billion and $12.3 billion, respectively, at December 31, 2003.

At September 30, 2004 and 2003, the Company’s outstanding borrowings had contracted weighted average interest rates of 1.7% and 1.6%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended September 30, 2004 and 2003, the Company incurred $102.3 million and $89.1 million, respectively, in interest expense payable to its majority shareholder related to these borrowings. For the nine-month periods ending September 30, 2004 and 2003, the Company incurred $253.3 million and $278.5 million, respectively, in interest expense on these borrowings.

The Company has a number of interest rate swap agreements outstanding with a subsidiary of Citigroup. At September 30, 2004, these agreements had notional amounts totaling $1.1 billion and had a remaining contractual term of three months. For the three-month periods ended September 30, 2004 and 2003, the Company realized $0.5 million and $1.0 million, respectively, in interest expense related to these swap agreements. For the nine-month periods ending September 30, 2004 and 2003, the Company realized $2.0 million and $9.1 million, respectively, in swap-related interest expense.

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

5.       Interest Rate Swap Agreements

The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets (based either on the 91-day Treasury Bill rate or the 90-day Commercial Paper rate), defined as basis risk. In order to reduce this basis risk, the Company has entered into interest rate swap agreements on portions of its loan portfolio. Management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged. The program is in compliance with the hedge accounting requirements of SFAS No. 133, as amended.

At September 30, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, had notional amounts totaling $1.1 billion and $3.0 billion at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, these agreements had a remaining contractual term of three months.

The fair value of the swaps at September 30, 2004 and December 31, 2003 were liabilities of $0.5 million and $1.6 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.2 million and $0.6 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. Substantially all of the September 30, 2004 balance in accumulated other changes in equity from nonowner sources is expected to be reclassified into earnings within the next twelve months. No amounts have been excluded from the assessment of effectiveness and no hedge ineffectiveness has been recognized in earnings pursuant to these swap agreements. Net amounts reclassified from accumulated other changes in equity from nonowner sources are reported in interest expense.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized as follows:

	Three-month period ended		Nine-month period ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Beginning balance	$(526)	$(1,437)	$(959)	$(7,010)
Net unrealized loss from cash flow hedges	(65) (1)	(1,179) (2)	(534) (1)	(462) (2)
Net amounts reclassified to earnings	294 (3)	622 (4)	1,196 (3)	5,478 (4)

Ending balance	$(297)	$(1,994)	$(297)	$(1,994)

     (1) Amounts are net of taxes of ($42) and ($319) for the three- and nine-month periods, respectively.
     (2) Amounts are net of taxes of ($793) and ($136) for the three- and nine-month periods, respectively.
     (3) Amounts are net of taxes of $189 and $766 for the three- and nine-month periods, respectively.
(4) Amounts are net of taxes of $416 and $3,641 for the three- and nine-month periods, respectively.

6.       Commitments and Contingencies

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. Also, the Company is currently undergoing tax audits in various states. On October 25, 2004, the Company received a Sales and Use Tax Determination Report from the State of Connecticut Department of Revenue Services (DRS), which asserts that the Company owes the DRS back use taxes for the period from July 1999 through December 2003. The Company is disputing the findings of this Report.

In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

7.       Student Loan Securitization

In 2002, the Company commenced a program to securitize certain portfolios of FFEL Program student loan assets. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors. During 2003 and the first nine months of 2004, the Company did not enter into any new securitizations.

At September 30, 2004 and December 31, 2003, approximately $388.5 million and $414.5 million, respectively, of student loan assets were held by the trust. At September 30, 2004 and December 31, 2003, the Company had retained interests in the assets securitized of approximately $30.1 million and $28.7 million, respectively, recorded at fair value. The $1.4 million increase in the retained interest for the nine-month period ended September 30, 2004 was due to interest income of $10.3 million accreted in the first nine months of 2004 and a $1.8 million increase in the fair value estimate, offset by $10.7 million cash received from the trust. Compared to the June 30, 2004 balance of $33.6 million, retained interest decreased by $3.5 million for the third quarter of 2004. Of this decrease, $3.1 million was due to trust cash receipts and $3.5 million was due to a reduction in the fair value estimate, offset by interest accretion of $3.1 million.

The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the financial statements. At September 30, 2004, the Company had an unrealized holding gain on its retained interests of $10.7 million (net of taxes of $6.8 million), recorded in accumulated other changes in equity from nonowner sources.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. For each of the quarters ended September 30, 2004 and 2003, the Company received cash flows of $0.1 million for loan servicing and administrative fees as the master servicer. For each of the first nine months of 2004 and 2003, the Company received cash flows of $0.4 million for loan servicing and administrative fees. The Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

There were no material amounts of receivables due from the trust or payables due to the trust either at September 30, 2004 or September 30, 2003. During the three- and nine-month periods ended September 30, 2004, the trust paid note interest of $1.4 million and $3.8 million, respectively, to third party investors, compared to $1.3 million and $4.3 million for the corresponding three- and nine-month periods of 2003.

As required by SFAS No. 140, the effect of two unfavorable variations from the expected levels for each of the key assumptions used to determine the fair value of the retained interest is disclosed below. The negative effect of the change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown below.

The key assumptions used to value the retained interests were as follows:
	September 30, 2004	December 31, 2003

Discount rate	10.0%	7.0%
Constant prepayment rate	5.0%	3.0%
Anticipated net credit losses	0.00%	0.24%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.18%

The change in the discount rate assumption was a result of the increased variability of cash flows. Management believes that the September 30, 2004 discount rate is comparable with that used in the industry. Changes to prepayment rate, net credit losses and basis spread assumptions were made in consideration of actual results.

The sensitivities of the fair value of the retained interests to adverse changes in the key assumptions were as follows:

	September 30, 2004	December 31, 2003
(Dollars in thousands)
Carrying value of retained interests	$ 30,119	$ 28,672

Discount rate	10.0%	7.0%
+10% (reflecting a discount rate of 11.0% for 2004 and 7.7% for 2003)	$ (743.1)	$ (818.7)
+20% (reflecting a discount rate of 12.0% for 2004 and 8.4% for 2003)	$ (1,435.8)	$ (1,589.6)

Constant prepayment rate	5.0%	3.0%
+10% (reflecting a constant prepayment rate of 5.5% for 2004 and 3.3% for 2003)	$ (259.1)	$ (209.6)
+20% (reflecting a constant prepayment rate of 6.0% for 2004 and 3.6% for 2003)	$ (507.6)	$ (409.1)

Anticipated net credit losses	0.00%	0.24%
+10% (reflecting anticipated net credit losses of 0% for 2004 and 0.26% for 2003)	$ ---	$ (42.8)
+20% (reflecting anticipated net credit losses of 0% for 2004 and 0.29% for 2003)	$ ---	$ (85.8)

Basis spread increase	0.10%	0.18%
+10% (reflecting a basis spread of 0.11% for 2004 and 0.20% for 2003)	$ (142.0)	$ (600.1)
+20% (reflecting a basis spread of 0.12% for 2004 and 0.22% for 2003)	$ (283.8)	$ (1,200.3)

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

At September 30, 2004, the factor for anticipated future net credit losses was 0% due to the 2004 receipt of the Exceptional Performance designation by the servicer of this portfolio. If the servicer were to lose the designation, this portfolio would again be subject to the 2% risk sharing losses on paid default claims. If the designation had been lost at September 30, 2004, the residual interest would have been reduced by approximately $0.3 million.

8.       Fee and Other Income

For the three- and nine-month periods ended September 30, 2004, gains of $0.4 million and $10.3 million, respectively, were recorded in fee and other income as a result of sales of student loan portfolios to third parties. Portfolios of $24 million were sold in the third quarter of 2004, bringing year-to-date sales for 2004 to $641 million. Portfolio sales and corresponding gains for 2003 were immaterial.

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

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

           Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies in any of the first three quarters of 2004. The Company considers its accounting policies on revenue recognition, allowance for loan losses, student loan securitizations, and hedging transactions to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 5 and 7 to the financial statements or the Company’s 2003 Annual Report and Form 10-K.

           New Accounting Standards

On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46-R changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special-purpose entities (QSPEs) meeting the reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 140, are specifically exempted from the scope of FIN 46. Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE’s financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The impact of the adoption of FIN 46-R was not material to the Company’s financial condition or results of operations.

On March 31, 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on recognizing other-than-temporary impairments on certain investments. The EITF Issue applies to other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as nonmarketable equity securities accounted for under the cost method, and was initially scheduled to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. EITF 03-1 is not expected to have a material effect on the Company's financial condition or results of operations.

           Management Summary

The earnings of the Company are primarily dependent on the size of its net interest income, which is the difference between the interest received on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). The Company's earnings are also impacted by floor income and portfolio growth, as described below. Net interest income may be impacted by the current interest rate environment and, especially, by spread changes between the 91-day Treasury Bill rate and LIBOR. The Company manages these risks by regularly monitoring interest rates and acting upon fluctuations in the interest rate curves, and also may enter into interest rate swap agreements on portions of its portfolio. In declining short-term rate environments, net interest income may also be significantly impacted by floor income, which is generated when the Company's cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the rate at which borrowers pay interest on Federal Consolidation Loans is generally fixed and is not subject to the annual reset provisions, a decline in the Company's cost of funds during the term of such loans could contribute to floor income. In recent years, the growth in net interest income has been primarily attributable to portfolio growth and increases in floor income.

Floor income will decline in periods of increasing interest rates. A gradual increase in the current interest rate curve is forecasted. Management expects that this interest rate increase will result in reduced floor income in 2004 and future years. The Company has entered into loan commitments at implied current forward rates that lock in floor income on a portion of the portfolio for periods of up to one year. See the definition of floor income in Special Allowance and Floor Income on page 19.

In addition to floor income and portfolio growth, the Company’s earnings may also be impacted by the number and size of securitizations, loan servicing costs, and the results of the Company’s hedging activities. Other factors that may impact earnings are applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, financing options available to students and their parents and competitors’ initiatives.

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 25.

           Financial Condition

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company.

At September 30, 2004, the Company’s student loan assets were composed of a $22.1 billion portfolio of loans held and a $3.5 billion inventory of loans held for sale. The combined $25.6 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan (FFEL) Program, increased by $2.4 billion (10%) from $23.2 billion at December 31, 2003. This growth was attributable to FFEL Program loan disbursements totaling $2,478 million and loan purchases of $3,330 million in the first nine months of 2004, and other additions of $88 million, partially offset by $2,896 million in loan reductions (attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors), and loan portfolio sales of $641 million. During the first nine months of 2003, the Company had FFEL Program loan disbursements of $2,163 million, loan purchases of $3,095 million, other additions of $23 million, loan reductions of $2,919 million, and loan portfolio sales of $10 million.

During the first nine months of 2004, the Company recorded a pretax gain of $10.3 million on the sale of student loans of $641 million, including associated deferred costs. Loan sales were immaterial in the first nine months of 2003. During the third quarter of 2004, the sale of student loans of $24 million, including associated deferred costs, resulted in a pretax gain of $0.4 million.

           Loan Activity

The Company’s loan disbursements and loan commitments to finance education for the three- and nine-month periods ending September 30th are presented below:
	Three-month periods		Nine-month periods
(Dollars in millions)	2004	2003	2004	2003

FFEL Program Stafford and PLUS Loan disbursements	$1,034	$ 922	$2,478	$2,163
CitiAssist Loans under commitments to purchase*	543	432	1,112	899

Total loan disbursements and commitments	$1,577	$1,354	$3,590	$3,062

         * These disbursements are originated and disbursed by CBNA and are committed by the Company for future purchase.

The $315 million increase in FFEL Program loan disbursements for the first nine months of 2004, compared to the same period last year, is primarily attributable to ongoing sales initiatives and electronic commerce.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual costs, the total of which approximates fair value. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees. In addition to the loan procurement activities described in the table below, as of September 30, 2004, CBNA had CitiAssist Loans with a principal balance of $530 million committed for contractual purchase by the Company.

The Company’s secondary market and other loan procurement activities for the three- and nine-month periods ended September 30th are presented in the table below:
	Three-month periods		Nine-month periods
(Dollars in millions)	2004	2003	2004	2003

FFEL Program Consolidation Loan volume	$1,011	$804	$1,979	$2,134
CitiAssist Loan purchases **	90	73	1,081	885
Other loan purchases	33	6	270	76

Total loan purchases	$1,134	$883	$3,330	$3,095

            ** These purchases represent actual purchases of CitiAssist Loans originally disbursed by CBNA, as described above.

From time to time, the Company makes student loan purchases. For the first nine months of 2004, the Company’s loan purchases were $3,330 million, an increase of $235 million compared to the same period last year. Proportionately, CitiAssist loan growth has been faster than FFEL Program growth, reflecting borrowers’ increased need to find alternative sources of education funding outside of the FFEL Loan Program. This need for alternative financing is due to the rising cost of education and the loan limits that exist under the current FFEL Program.

There was a moderate decrease in 2004 year-to-date Consolidation Loan volume. However, Consolidation Loan volume increased in the third quarter of 2004 compared to the same period in the prior year.

The historically low interest rate environment has encouraged borrowers to consolidate their eligible student loans to lock in their interest rates, resulting in continued higher prepayments of Federal Stafford Loans. These loan consolidations have comprised a portion of the Company’s overall loan volume for several years. As interest rates rise and loan consolidation becomes less attractive, consolidation activity and related prepayment levels are expected to moderate.

The Federal Consolidation Loans were purchased primarily for the Company’s held for sale inventory, which was established to create a portfolio of loans held for future securitization. The size of the held for sale portfolio is dependent upon the needs of the securitization program. The Company’s decision to participate in securitization and secondary market loan activities is made after analyzing market conditions. Of the Consolidation Loan volume presented in the table above, $866 million and $921 million for the first nine months of 2004 and 2003, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio. For the first nine months of 2004, the Company’s student loan purchases included $2,664 million purchased for its portfolio and $666 million purchased for its resale inventory. During the nine month period ended September 30, 2003, the Company purchased $1,991 million of student loans for its portfolio and $1,104 million for its resale inventory.

           Loans

The Company’s loans are summarized by program type as follows:

	September 30, 2004	December 31, 2003
(Dollars in thousands) Federal Stafford Loans Federal Consolidation Loans Federal SLS/PLUS/HEAL Loans CitiAssist/other alternative loans	$9,487,131 7,389,472 1,176,000 3,570,884	$9,456,213 6,596,085 1,157,807 2,642,740
Total student loans held, excluding deferred costs Deferred origination costs Deferred premium costs, net	21,623,487 412,380 84,512	19,852,845 336,618 96,133
Loans held Less: allowance for loan losses	22,120,379 (5,545)	20,285,596 (4,835)
Loans held, net	22,114,834	20,280,761
Federal Consolidation Loans held for sale, excluding deferred costs Deferred origination costs	3,355,081 108,796	2,844,190 95,566
Loans held for sale	3,463,877	2,939,756
Total loan assets	$25,578,711	$23,220,517

Both FFEL Program and CitiAssist Loan volumes are experiencing steady growth. Given the rising cost of education and students’ needs for alternative sources of education financing, CitiAssist Loans continue to be the fastest growing segment of the Company’s loan portfolio. Although loan consolidation volume has increased substantially in recent years, this volume is expected to temper not only as interest rates rise, but also as the number of borrowers who have not yet consolidated their eligible loans declines.

The Company’s allowance for loan losses of $5.5 million at September 30, 2004 is composed of $1.9 million for its FFEL Program loan portfolio and $3.6 million for its CitiAssist Loans. The allowance at December 31, 2003 of $4.8 million is composed of $3.5 million for its FFEL Program loans and $1.3 million for its CitiAssist Loans.

           Alternative Loans in Repayment

The Company’s alternative loan portfolio is primarily composed of CitiAssist Loans that are not guaranteed by the federal government. Most of the CitiAssist Loan portfolio is insured by private third party insurers. However, a portion is not covered by insurance. At September 30, 2004, approximately $231 million of the CitiAssist Loans in repayment are self-insured by the Company and do not carry outside credit risk insurance. See Loan Losses on page 22 for information about the loan loss reserve on CitiAssist Loans.

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:

(Dollars in millions)	September 30, 2004%		December 31, 2003%
Insured CitiAssist Loans	$1,041	82%	$1,015	81%
Uninsured CitiAssist Loans	231	18%	238	19%
Total CitiAssist Loans in repayment	$1,272	100%	$1,253	100%

           Revenue Recognition

Revenues, which include net interest, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

FFEL Program premiums and discounts on loan portfolio purchases and loan origination and lender costs paid on disbursements are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. Generally, deferred costs for CitiAssist Loans are amortized over contractual life on an individual loan by loan basis.

The expected weighted average lives of these loans are reviewed periodically and compared to actual loan run off. If the actual loan run off is different from the anticipated prepayments reflected in the amortization tables, the Company makes a current period adjustment to interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception and the amortization rates for future periods are appropriately adjusted. Anticipated prepayment speeds are determined after consideration of current and future market and borrower interest rates, historical prepayment trends, interest rate changes, and the rate of loan consolidations. A reduction in the rate of loan consolidation could result in an increase in weighted average life.

           Special Allowance and Floor Income

Most FFEL Program Stafford and Parent Loans to Undergraduate Students (PLUS) Loans originated prior to July 24, 1992 have fixed interest rates. Those originated subsequent to July 23, 1992 generally have variable interest rates. The Company also has a portfolio of FFEL Program Consolidation Loans, which have fixed borrower interest rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rates on these FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan’s origination date.

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

During the three- and nine-month periods ended September 30, 2004, the Company earned $30.9 million and $103.5 million, respectively, of floor income. During the three- and nine-month periods ended September 30, 2003, the Company earned $30.4 million and $94.9 million, respectively, of floor income. The increase in 2004 floor income, compared to the prior year, is primarily a result of lower short-term interest rates in 2004 and the Company’s ability to take advantage of favorable funding opportunities. Floor income will decline in periods of increasing interest rates and is generally affected by the overall interest rate environment prevailing between the reset dates. The Company has entered into loan commitments at implied current forward interest rates that lock in floor income on a portion of the portfolio for periods of up to one year. However, floor income will decline in future periods when short-term interest rates rise.

           Securitization Activity and Off Balance Sheet Transactions

The Company’s securitization program is structured so that it meets the sale criteria of SFAS No. 140, under which the Company’s securitizations are accounted for as loan sales and gains on loans securitized are recorded in the current period. Securitization is a process in which loans are removed from the financial statements of the Company and ultimately sold to an independent trust that was established for that purpose. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors. In 2002, the Company securitized certain portfolios of FFEL Program Consolidation Loans in a two step process, through a wholly owned special purpose subsidiary formed to acquire them from the Company.

The Company does not maintain effective control over the securitized assets, but does retain the right to receive the residual retained interest from the securitization, which is measured at fair value. These fair value estimates may be impacted by prepayment, basis spread and other risks and, therefore, the Company has exposure as to the ultimate value of these retained interests. The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the financial statements. During 2003 and the first nine months of 2004, the Company did not enter into any new securitizations, and, therefore, did not record any securitization gains.

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

At September 30, 2004, the $30.1 million retained interest balance includes an unrealized holding gain on its retained interests of $10.7 million (net of taxes of $6.8 million), recorded in accumulated other changes in equity from nonowner sources. This unrealized holding gain reflects a reduction of $2.1 million (net of tax) for the third quarter of 2004, primarily due to a reduction in cash flow estimates. A number of factors impact the cash flow estimates and, consequently, the corresponding valuation of the fair value of the retained interest. Among these factors are the forward LIBOR curve, the anticipated constant prepayment rate, the discount rate, the anticipated lifetime net credit losses, receipt of the Exceptional Performer designation, the basis spread between LIBOR and the three-month commercial paper rate, payment incentives offered to borrowers, and anticipated deferments and forbearances. At September 30, 2004, a 5% constant prepayment rate was used to calculate the fair value of the retained interest. At December 31, 2003, a constant prepayment rate of 3% was used. The change in the constant prepayment rate factor, which includes defaults, was made to correspond to actual changes in prepayment rates observed in the trust portfolio. Another factor used in the valuation of retained interest, net credit losses, was 0% at September 30, 2004, a decrease from the year-end 2003 factor of 0.24%. This decrease is a result of the recent receipt of the Exceptional Performer designation by the servicer of the loans held in the trust. Loans serviced under this designation receive 100% reimbursement on eligible default claims. Also, at September 30, 2004, a discount rate factor of 10% was used, up from the 7% discount rate used at December 31, 2003. The increase was based on the increased variability of associated cash flows and includes floor income.

After securitization, the Company continues to provide servicing for the loans sold to the trust. As a result, the Company earns administrative and servicing fees on the securitized portfolio. For each of the quarters ended September 30, 2004 and 2003, the Company earned $0.1 million for loan servicing and administrative fees as the master servicer. For each of the first nine months of 2004 and 2003, the Company earned $0.4 million for loan servicing and administrative fees. See Note 7 to the financial statements for further information on the Company’s securitizations.

           Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements on portions of its loan portfolio to manage its exposure to interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on these loan assets (based on the 91-day Treasury Bill rate), defined as basis risk. Management expects the Company’s hedge program to be effective in offsetting changes in cash flows for the risk being hedged. The program meets the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. If the underlying indices do not move in parallel, the Company reflects the fair value of the unrealized gains or losses in accumulated other changes in equity from nonowner sources on the Balance Sheet. Contractual interest payable to or receivable from the swap counterparty, an affiliate, is recorded in interest expense as it accrues.

At September 30, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. These agreements, which have been designated and are effective as cash flow hedges, have notional amounts totaling $1.1 billion and $3.0 billion at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, these agreements had a remaining contractual life of three months.

The fair value of the swaps at September 30, 2004 and December 31, 2003 were liabilities of $0.5 million and $1.6 million, respectively, and are reflected in other liabilities on the balance sheet with corresponding amounts, net of taxes of $0.2 million and $0.6 million, respectively, reflected in the accumulated other changes in equity from nonowner sources component of stockholders' equity. The swaps are valued using expected future rates as implied by current market rates and the current traded prices of various derivative instruments. In general, when these rates and instruments indicate that the spread between the future three-month LIBOR rates and the 91-day Treasury Bill rates will increase, the value of the swaps will increase.

The decrease in fair value at September 30, 2004, compared to December 31, 2003, is primarily attributable to the upcoming January 2005 maturity of all of the outstanding swaps. For additional information on the Company's interest rate swap agreements, see Note 5 to the financial statements.

           Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. In the three- and nine-month periods ending September 30, 2004, the Company paid income taxes, net of refunds, of $40 million and $96 million, respectively, primarily pursuant to a tax-sharing agreement with its majority shareholder. Income taxes of $54 million and $116 million, respectively, were paid in the same three- and nine-month periods last year. The change in taxes paid is primarily attributable to the timing of the majority owner’s requests for tax payments and is not reflective of any significant changes in the tax provision.

Deferred income taxes of $166.5 million at September 30, 2004 increased $37.2 million compared to year-end 2003 (an increase of $13.6 million for the quarter). This increase is primarily attributable to increased deferred tax liabilities related to both deferred loan origination costs and internally developed software.

The Company is currently undergoing tax audits in various states. On October 25, 2004, the Company received a Sales and Use Tax Determination Report from the State of Connecticut Department of Revenue Services (DRS), which asserts that the Company owes the DRS back use taxes for the period from July 1999 through December 2003. The Company is disputing the findings of this Report.

           Borrowings

The Company’s short- and long-term debt was procured primarily through the Omnibus Credit Agreement with its majority shareholder, which provides for a maximum aggregate credit limit of $25 billion. Total short- and long-term borrowings of $24.5 billion at September 30, 2004 increased $2.2 billion compared to year-end 2003. The increased debt was used to fund new loan originations and purchases. Also, during the first nine months of 2004, $9.6 billion of maturing long-term borrowings was reclassified to short-term borrowings.

At September 30, 2004 and 2003, the outstanding borrowings had contracted weighted average interest rates of 1.7% and 1.6%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended September 30, 2004 and 2003, the Company recorded $102.3 million and $89.1 million, respectively, in interest expense payable to its majority shareholder related to these borrowings. The increase was the result of the larger volume of borrowings as well as the change in interest rates. For the nine-month periods ending September 30, 2004 and 2003, the Company incurred $253.3 million and $278.5 million, respectively, in interest expense. The $25.2 million year-to-date decrease in interest expense on borrowings compared to the same period last year was primarily attributable to the decline in interest rates. During the first nine months of 2004, the Company made $317.1 million in interest payments, compared to $345.6 million for the same period in 2003. The $28.5 million difference in interest paid was primarily a result of differences in the contractual interest due dates and not to any significant change in interest rates.

           Dividends

The Company paid a quarterly dividend of $0.90 per common share on September 1, 2004. On October 14, 2004, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $0.90 per share to be paid December 1, 2004 to stockholders of record on November 15, 2004.

           Sources and Uses of Cash

Cash received from borrower repayments, claim payments and subsidized interest and special allowance payments (SAP) from the federal government are the Company’s primary sources of cash. The Company carefully weighs interest rate risk in choosing between funding alternatives. Currently, it primarily meets its funding requirements through credit facilities provided by CBNA. The $21.7 billion of principal payments on borrowings that are due within one year may be refinanced, in whole or in part, with additional borrowings through the credit facilities provided by CBNA, or by securitization of loan assets. The Company’s primary uses of cash are for new loan originations and purchases. The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service.

         Results of Operations

           Quarter Ended September 30, 2004

           Net income

Net income was $69.7 million ($3.48 basic and diluted earnings per share) for the third quarter of 2004. This was an increase of $18.2 million (35%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth and improved net interest margins. Reduced loan loss provisions and lower deferred cost amortizations of $4.3 million (after tax) also favorably impacted the quarter.

           Net interest income

Net interest income of $145.4 million for the third quarter of 2004 was $30.7 million higher than the same period of 2003. The increase was the result of improved net interest margins and portfolio growth. The net interest margin for the third quarter of 2004 was 2.31%, up 29 basis points from 2.02% for the same period of 2003. Despite the improved interest margins experienced in 2004 year to date, the spread between the interest earned on Federal Stafford Loans and the funding costs for these loans is expected to compress. Compression is driven by increased loan consolidation activity resulting from the low interest rate environment. Consolidation has resulted in the run-off of in-repayment Stafford Loans that have higher spreads than in-school loans. Higher spread Stafford Loans are being replaced with newer, lower spread in-school loans. Loan consolidation spreads also are compressing as older, higher fixed rate loan consolidations run off and newer, lower fixed rate loan consolidations are added to the portfolio. As loan consolidation activity subsides and in-repayment Stafford Loans are no longer being consolidated at the current pace, some of the spread compression on these loans will be alleviated.

           Operating expenses

Total operating expenses for the third quarter of 2004 were $34.8 million, an increase of $5.5 million (19%) from the same period last year. This increase reflects the incremental costs incurred to originate, service and administer the larger loan portfolio and ongoing infrastructure investments relating to the Company’s originations system and new personnel. For the third quarter of 2004, the Company’s expense ratio, operating expenses as a percentage of average student loan assets, was 55 basis points, an increase of 3 basis points compared to the third quarter 2003 ratio.

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

During 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of the designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement after December 31, 2003 on loans that are serviced by the Company, and the Company is not subject to the 2% risk-sharing loss for eligible claims filed after that date. Similarly, in 2004, third party servicers for $3.5 billion of the Company’s repayment portfolio received the Exceptional Performer designation, and therefore the Company is not subject to the 2% risk-sharing loss for eligible claims filed on this portion of its externally serviced portfolio. The Exceptional Performer designation is not permanent, and under certain circumstances the Company and/or its servicers may lose that designation.

Most of the Company's CitiAssist Loan portfolio is insured by Guaranty National Insurance Company (GNIC) and Globe Indemnity Company (GIC), subsidiaries of Royal & SunAlliance Insurance Group PLC (RSA). For those loans insured by these entities, the Company is to be reimbursed for losses that exceed 5% of the claimed amount. Effective April 1, 2003, the Company began to insure substantially all new CitiAssist Loan originations and purchases through a subsidiary of American International Group (AIG). Under AIG's program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%, with the Company to be reimbursed for approximately 86% of principal and interest on claims filed.

However, since the increase in risk-sharing expense is generally expected to be offset by a decrease in insurance premiums, the Company does not expect a material change in overall costs related to the CitiAssist Loan program. The allowance also provides a reserve for certain CitiAssist Loans that are not insured against loss.

           Changes in the allowance for loan losses for the three-month periods ended September 30, 2004 and 2003 are as follows:

(Dollars in thousands)	Three Months Ended 2004 2003
Balance at beginning of period Provision for loan losses Charge offs	$5,546 1,194 (1,195)	$6,434 3,929 (1,887)
Balance at end of period	$5,545	$8,476

The Company’s provision for loan losses for the third quarter of 2004 was $2.7 million less than the provision for the same period of 2003. This decrease was primarily attributable to lower risk-sharing liability estimates as a result of the Company and several of its servicers receiving the Exceptional Performer designation, as described above, partially offset by a change in the loan loss accrual calculation to a more conservative methodology. Under the new calculation methodology, a loan loss reserve is accrued at one day of delinquency for all loans in repayment. Under the previous method, a reserve was not accrued until 90 days of delinquency for FFEL Program loans and 30 days of delinquency for CitiAssist Loans. The change in the methodology for calculating the loan loss reserve had no material effect on earnings.

           Return on Average Equity

The Company’s return on average equity was 25.9% for the third quarter of 2004, up 2.5% compared to 23.4% for the same period of 2003.

           Effect of Taxes

The Company’s effective tax rate was approximately 39.1% for the third quarter of 2004, compared to 40.7% for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a change in tax estimates for certain states and the impact of the change on the Company’s existing deferred tax assets and liabilities.

          Nine Months Ended September 30, 2004

           Net income

The Company earned net income of $212.2 million ($10.61 basic and diluted earnings per share) for the nine months ended September 30, 2004. This was an increase of $53.0 million (33%) compared to earnings for the same period last year. The improvement is primarily attributable to portfolio growth, improved margins, a lower provision for loan loss, and a $10.3 million pretax gain that resulted from the sale of $641.0 million of student loan assets. Floor income also continued to be a material component of revenue. However, floor income will decline in future periods when short-term interest rates rise. See Special Allowance and Floor Income on page 19.

           Net interest income

Net interest income of $418.0 million for the first nine months of 2004 was $75.2 million higher than the same period last year, due primarily to portfolio growth, improved margins, increased floor income resulting from the Company’s ability to take advantage of favorable funding opportunities, and interest accretion of $10.3 million on the Company’s retained interest investments. The net interest margin for the nine months ended September 30, 2004 was 2.30%, up 22 basis points from 2.08% for the same period of 2003.

           Fee and other income

For the first nine months of 2004, the Company generated fee and other income of $24.2 million, an increase of $9.8 million over $14.4 million recorded in the same period last year, primarily attributable to gains recorded on loan sales. During the first nine months of 2004, the Company recorded a pretax gain of $10.3 million on the sale of student loans of $641 million, including associated deferred costs. Loan sales were immaterial in the first nine months of 2003.

           Operating expenses

Total operating expenses for the nine months ended September 30, 2004 were $92.8 million, an increase of $8.1 million (10%) from the same period last year. The increase reflects both the incremental costs incurred to originate, service and administer the larger loan portfolio and ongoing infrastructure investments. For each of the nine month periods ended September 30, 2004 and 2003, the Company’s expense ratio, operating expenses as a percentage of average student loan assets, was 0.51%.

           Loan losses

           Changes in the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003 are as follows:

(Dollars in thousands)	Nine Months Ended 2004 2003
Balance at beginning of period Provision for loan losses Charge offs	$4,835 6,490 (5,780)	$6,700 11,332 (9,556)
Balance at end of period	$5,545	$8,476

The Company’s provision for loan losses for the nine months ended September 30, 2004 was $6.5 million, $4.8 million less than the provision for the same period of 2003. This decrease was primarily attributable to lower risk-sharing liability estimates as a result of the Company and several of its servicers being designated Exceptional Performers, as described more fully under Quarter Ended September 30, 2004, above.

           Return on average equity

The Company’s return on average equity was 27.9% for the nine months ended September 30, 2004, up 2.3% compared to 25.6% for the same period of 2003.

           Effect of Taxes

The Company’s effective tax rate was approximately 38.1% for the nine months ended September 30, 2004, compared to 39.0% for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a change in tax estimates for certain states and the impact of the change on the Company’s existing deferred tax assets and liabilities.

           Regulatory Impacts

Over the past decade, amendments to the Federal Higher Education Act of 1965, as amended (the Act) that governs the FFEL Program have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. Despite reductions in funding costs and increased floor income and their expected effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for approximately 30%, on a national basis, of all student loans originated under federally sponsored programs. In addition, the current reauthorization of the Act by Congress, which may not occur until 2005, as well as other amendments to the Act, could ultimately result in further reductions in lender net interest margins on FFEL Program loans, and could influence customer prepayments. Any such amendments, in part or in combination, could adversely affect the Company's business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

           Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effects of legislative changes, particularly those affecting the demand for and interest rates on student loans, loan origination costs, and the availability and amount of certain loan subsidies; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; the effect of fluctuations in interest rates, particularly as they affect the Company’s funding costs, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans and in the quality and profitability of those loans that move into repayment status; the Company’s ability to continue to service its loan portfolio in accordance with its contractual obligations; the volume of loan consolidations, the Company’s ability to maintain its Exceptional Performer status; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company’s loan portfolio insurers and risk-sharers; whether risk-sharing expenses for defaults are offset by lower insurance premiums; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; as well as general economic conditions, including the performance of financial markets and the implementation of regulatory changes.

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of September 30, 2004, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pretax earnings of approximately $18.4 million for the next twelve months and approximately $82.6 million thereafter. A 35 basis point decrease in the interest yield curve as of September 30, 2004 would have a potential positive impact on the Company’s pretax earnings of approximately $17.5 million for the next twelve months and approximately $82.6 million thereafter. The change in the September 30, 2004 Earnings-at-Risk, compared to that at September 30, 2003, was due to the change in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)

	September 30, 2004			September 30, 2003

(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total

Thirty-five basis point increase	$ (18.4)	$ (82.6)	$ (101.1)	$ (8.5)	$ (64.0)	$ (72.5)
Thirty-five basis point decrease	$ 17.5	$ 82.6	$ 100.1	$ 24.2	$ 64.0	$ 88.2
One hundred basis point increase	$ (51.9)	$ (233.6)	$ (285.5)	$ (18.3)	$ (182.8)	$ (201.1)
One hundred basis point decrease	$ 58.7	$ 233.6	$ 292.3	$ 70.9	$ 180.4	$ 251.3

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

                         See Exhibit Index.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004

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

10.7 *	Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., dated as of January 1, 2004.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith