Form 10-K
period 2004-12-31
STUDENT LOAN CORP
filed 2005-03-16
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 18, 2005 was approximately $800 million.  On that date, there were 20,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

          Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held May 19, 2005 are incorporated by reference into Part III of this Report.

1	Management’s Discussion and Analysis
17	Other Business and Industry Information
25	Management's Report on Internal Control over Financial Reporting
26	Report of Independent Registered Public Accounting Firm - Internal Control over Financial Reporting
27	Reports of Independent Registered Public Accounting Firm - Financial Statements
28	Financial Statements
31	Notes to Financial Statements
55	Securities and Exchange Commission Information
56	Exhibits and Financial Statement Schedules
57	10-K Cross Reference Index
58	Signatures
59	Directors and Executive Officers
60	Stockholder Information
61	Financial Highlights

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The following discussion should be read in conjunction with the Financial Statements and accompanying notes.

Background of The Student Loan Corporation

The Student Loan Corporation (the Company) originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The Company is one of the nation’s leading originators and holders of student loans guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Federal Higher Education Act of 1965, as amended (the Act). The Company also originates and holds student loans that are not insured under the Act, primarily CitiAssist Loans.

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

Overview of the Business

The Student Loan Corporation is a market leader in education finance. The Company has approximately two thousand relationships with schools and universities and offers a full array of student loan products. Generally, most of the loans that are directly originated by the Company are serviced by the Company throughout their lifecycle.

Earnings are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). The Company’s earnings are also impacted by floor income and portfolio growth, as described below. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between the 91-day Treasury Bill rate and LIBOR. The Company manages these risks by regularly monitoring interest rates and acting upon fluctuations in the interest rate curves, and also may enter into interest rate swap agreements on portions of its portfolio. In declining short-term rate environments, the Company’s net interest income may benefit from floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income. See the definition of floor income in Special Allowance and Floor Income on page 7.

In recent years, the growth in net interest income has been primarily attributable to portfolio growth and increases in floor income. Floor income will decline in periods of increasing interest rates. The Company has entered into loan commitments at implied current forward rates that lock in floor income on a portion of its portfolio for periods of up to one year.

In addition to floor income and portfolio growth, the Company’s earnings may also be impacted by the number and size of securitizations, loan servicing costs, and the results of the Company’s hedging activities. Other factors that may impact earnings are applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, the number of borrowers eligible for benefits, and financing options available to students and their parents and competitors’ initiatives.

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

Critical Accounting Policies and Critical Estimates

The Company’s accounting policies are in conformity with U.S. generally accepted accounting principles (GAAP). The notes to the financial statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of the Company’s accounting policies as well as estimates made by management are considered to be important to the portrayal of the Company’s financial condition, since management is required to make difficult, complex or subjective judgments and estimates. Actual results could differ from those estimates. These critical policies that use estimates and judgments include those used to account for revenue recognition, student loan securitizations and allowance for loan losses. Management has discussed each of these critical accounting policies and the use of estimates with the Audit Committee. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23. See the Notes to the Financial Statements for more information on the Company’s accounting policies.

Use of estimates
The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
As discussed in more detail in Note 1 to the financial statements, the Company holds a large number of similar loans for which prepayments are probable and the timing of payments can be reasonably estimated. The Company considers estimates of future prepayments in the calculation of weighted average life. Estimates of future prepayment speeds are based on a combination of actual past prepayment rates as well as management’s estimate of future consolidation rates, which are influenced by current and future interest rates. Future prepayment speeds are also impacted by whether the underlying Stafford or PLUS loans are consolidated off-balance sheet (i.e. prepayments) or are retained in the Company’s own portfolio, which is not accounted for as prepayment. Historically low interest rates have led to a record level of loan consolidations, which have decreased the weighted average lives of Stafford and PLUS Loans. Management believes that the high consolidation rate will continue in the short term, but will begin to decline from the record levels recently experienced when the July 1, 2005 reset occurs, as higher borrower interest rates are expected at that time.

Unamortized deferred origination costs and loan premiums currently on the balance sheet may be impacted by actual prepayment rates that differ from the original estimated assumption. If a difference arises between the Company’s anticipated prepayments and the actual prepayment rates, the Company recalculates the effective spread to reflect actual payments to date, with a corresponding adjustment to current period interest income. In addition, the expected future weighted average lives of these loans are reviewed periodically and any difference between the future weighted average lives and the past estimates are adjusted to current interest income to arrive at the investment balance that would have been remaining had the new effective spread been applied since loan inception.

See Market Risk on page 13 for a discussion of interest rate risk.

Student loan securitizations
The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. Since the loan securitizations meet the SFAS No. 140 criteria for sale recognition and the trust is a qualifying special purpose entity, gains or losses on the sale of the student loans are recorded at the time of securitization and the financial statements of the trust are not consolidated with those of the Company. Gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of the assets received, which are composed of cash proceeds and residual interests retained in the loans securitized.

The initial value of these residual retained interests is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the securitization date. The amount of gains or losses on asset securitization recorded by the Company is primarily dependent on the value of these interests retained in the securitized loans, as well as other assets received.

Changes in fair value of the retained interests are recorded net of applicable income taxes in accumulated other changes in equity from nonowner sources and the retained interests are accounted for as available for sale debt securities. Interest earned on the retained interests is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interests are regularly reviewed for impairment, and other-than-temporary impairment, if any, is recognized as a charge to earnings when identified in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

Initial and subsequent measurements of the fair value of the retained interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, and borrower benefits are the key assumptions utilized to measure the fair value of the retained interests. The Company estimates the market discount rate based on its required return on equity, which was 10% for 2004 and 7% for 2003. The change in the discount rate assumption was a result of the increased variability of cash flows. Management believes that the December 31, 2004 discount rate is comparable with that used in the industry. Changes in the prepayment rates also impact the valuation of the retained interests. Historical statistics on prepayments and borrower defaults are utilized to estimate prepayment rates. In addition, since the underlying asset class has long maturities, market data is also utilized to predict future prepayment speeds for periods into the future that are longer than the Company's historical data can predict. For the 2004 securitization trust, a prepayment curve called the Consolidation Loan Ramp (CLR) was used for the prepayment assumption. The CLR is the industry standard consolidation loan prepayment ramp that estimates prepayment rates at a graduated level from 0% to 8% over the first ten years and stays flat at 8% thereafter. The prepayment rate assumption was utilized in structuring the debt tenors and was disclosed to the investors of such notes. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the retained interests. If future securitizations were to include loans other than FFEL Program Consolidation Loans, this could impact the prepayment rates used in calculating the fair value of the retained interests. Anticipated net credit losses have remained stable and are based on historical statistics and analysis. Due to the 2004 benefits from the Exceptional Performer designation, the Company used an anticipated net credit loss assumption of 0% in 2004 for the specific loans securitized. The designation is more specifically described in Allowance for loan losses on page 4. If the Company or its third party servicers were to lose their Exceptional Performer designation, the value of the retained interest would decline. In addition, the loans held in the trusts are eligible for various borrower benefits of which the largest is a 1% rate reduction if the borrower makes 36 consecutive on-time payments and keeps making on time payments. Management has estimated that, on average, up to approximately 18% of the borrowers will receive this borrower benefit. This estimate is based on historical on-time payment statistics for similar assets in the Company's portfolio. To the extent the actual results differ from this estimate, the fair value of the residual will be impacted accordingly. The carrying value of retained interests increased $44.0 million from $28.7 million at December 31, 2003 to $72.7 million at December 31, 2004. The primary reason for the increase was the addition of $47.0 million of retained interests due to the securitization of $1.5 billion of student loan assets in November 2004. For further discussion of the Company's retained interests in securitized assets, including an analysis of the sensitivity of the fair value to adverse changes in the key assumptions, see Student Loan Securitizations at Note 15 to the Financial Statements.

At December 31, 2004, the Company's servicing asset had an unamortized carrying value of $28.2 million. The servicing asset had a fair value of $28.5 million at December 31, 2004. Changes in prepayment rates, as described above, can also impact the fair value of the servicing asset. The Company had no servicing asset at December 31, 2003.

Allowance for loan losses
The Company has an allowance for loan losses for those loans or portions of loans in its portfolio that are not 100% insured under government guarantees or private credit insurance. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Act, as well as the portion of the CitiAssist Loan portfolio that is subject to the risk-sharing provisions of the credit risk insurance obtained from third parties after considering the benefits of risk-sharing agreements with other third parties. Most insured CitiAssist Loans are subject to risk-sharing provisions of between 5% to 20% of the claim amount. The allowance also provides a reserve for certain CitiAssist Loans that are neither insured against loss nor covered under risk-sharing agreements with third parties. Provisions of estimated potential future losses increase the allowance for loan losses and are expensed currently. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the reserve.

During 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement after December 31, 2003 on loans that are serviced by the Company, and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Similarly, in 2004, third party servicers servicing $4.9 billion of the Company’s FFEL Program loan portfolio received the Exceptional Performer designation. Of the Company’s FFEL Program loans, only those that are serviced by the Company or its qualified and designated third party servicers are subject to this designation. Under current Department rules, as long as the Company and these servicers continue to meet eligibility standards and maintain their Exceptional Performer designation, their serviced portfolios are not subject to the risk-sharing provisions and they will receive 100% reimbursement on all eligible FFEL Program default claims filed. The Company’s 2004 provision for loan losses of $8.0 million was $2.4 million less than the 2003 provision. The decrease primarily was a result of certain portions of the Company’s portfolio receiving the Exceptional Performer designation.

Reauthorization of the Act could reduce the benefits provided under the Exceptional Performer Program. Any reduction below the 100% claim guarantee currently benefiting the Company and its third party servicers who have received the Exceptional Performer designation would ultimately result in an increase to the Company’s loan loss provision and the allowance for loan losses. The allowance for loan losses at December 31, 2004 increased $0.2 million to $5.0 million, from $4.8 million at year-end 2003. The increase was primarily attributable to the larger loan portfolio.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios starting with the first day of each loan's delinquency. These losses are estimated from historical delinquency and credit loss experience, updated for recent trends and conditions, applied to the current aging of the portfolio. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur. Changes in the quality of loans moving into repayment status as well as the Company’s collections strategies could impact the delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact the reserve requirements. See Notes 1 and 2 to the Financial Statements for further information on the allowance for loan losses.

Loans Held for Sale
Loans held for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost, including principal and deferred costs, or market value.

Accounting Changes and Future Application of Accounting Standards

Management has determined that the impact on its financial condition and results of operations from the adoption of new accounting standards during 2004 and the future application of new accounting standards subsequent to 2004 is not material. See Notes 1 and 17 to the Financial Statements for further discussion.

Financial Condition and Results of Operations

Summary

The Company’s 2004 net income was $285.0 million ($14.25 basic and diluted earnings per common share), an increase of $72.8 million (34%) compared to 2003 net income of $212.2 million ($10.61 basic and diluted earnings per common share). The increase in net income was primarily attributable to portfolio growth of 10% and improved net interest margins. Gains on loans sold of $6.3 million (after tax) and securitization gains of $8.0 million (after tax) also contributed to the increase.

At December 31, 2004, the Company’s assets consisted primarily of student loans. The student loan assets included a $19.3 billion portfolio of FFEL Program loans held, a $3.7 billion portfolio of CitiAssist and other alternative loans held, and a $1.9 billion inventory of FFEL Program loans available for sale. Total loan assets of $24.9 billion increased $1.7 billion (7%) from the December 31, 2003 balance of $23.2 billion, composed of a $17.5 billion portfolio of FFEL Program loans held, a $2.8 billion portfolio of CitiAssist and other alternative loans held, and a $2.9 billion inventory of FFEL Program loans available for sale. The increase in the 2004 loan balance was due to new FFEL Program loan disbursements of $3.1 billion and loan purchases of $4.6 billion, partially offset by loan reductions of $3.9 billion, loans securitized of $1.5 billion and loan sales of $0.6 billion. Student loan sales of $642.1 million and $21.4 million for 2004 and 2003, respectively, resulted in gains of $10.4 million and $0.04 million, respectively.

Loan Disbursements and Purchases

An analysis of loan disbursements and CitiAssist Loan commitments to finance education is presented in the table below:

(Dollars in millions)	2004	2003	Difference	% Change

FFEL Program Stafford and PLUS Loan disbursements	$3,057	$2,717	$ 340	13%
CitiAssist Loans under commitments to purchase	691(1)	533 (2)	158	30%

Total loan disbursements and CitiAssist Loan commitments	$3,748	$3,250	$ 498	15%

(1)	This amount is composed of the CitiAssist Loans that have been disbursed by CBNA, but have not yet been purchased by the Company. In addition, $405 million of CitiAssist Loan commitments are awaiting disbursement by CBNA. These loans will be purchased by the Company after final disbursement.

(2)	This amount is composed of the CitiAssist Loans that had been disbursed by CBNA, but had not yet been purchased by the Company. In addition, $353 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the Company after final disbursement.

The FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loans under commitments to purchase represent the Company’s loan activity primarily sourced through school channels (see Marketing on page 19 for further information). The increase in loan disbursements for 2004, compared to 2003, is primarily attributable to ongoing sales and electronic commerce initiatives.

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

The loan originations reflected in the above table do not include FFEL Program Consolidation Loan volume, which is reflected in the loan purchases table below. Any underlying loan balances that are not already owned by the Company are purchased prior to consolidation. The FFEL Program Consolidation Loan volume indicated in the table below also includes consolidations of Stafford, PLUS and other loans already existing in the Company’s loan portfolio. Loan acquisition activity for the inventory of loans available for sale, including both FFEL Program Consolidation Loans acquired through third party marketing relationships and loans consolidated internally, is included with other FFEL Program Consolidation Loan volume in the table below.

The Company’s secondary market and other loan procurement activities are presented in the table below:

(Dollars in millions)	2004	2003	Difference	% Change

FFEL Program Consolidation Loan volume	$3,095	$2,864	$ 231	8%
CitiAssist Loan purchases	1,183	966	217	22%
Other loan purchases	286	106	180	170%

Total loan purchases	$4,564	$3,936	$ 628	16%

Of the FFEL Program Consolidation Loan volume for 2004, $1.3 billion represents consolidations of loans sourced from the Company’s loan portfolio and $1.8 billion represents consolidations of loans sourced from third parties. Of the FFEL Program Consolidation Loan volume for 2003, $1.4 billion represents consolidations of loans sourced from the Company’s loan portfolio and $1.5 billion represents consolidations of loans sourced from third parties.

For 2004, the Company’s student loan purchases included $3,872 million of loans purchased for its portfolio and $692 million purchased for its inventory of loans held for sale. For 2003, $2,380 million of loans were purchased for its portfolio and $1,556 million were purchased for its inventory of loans held for sale.

The chart above includes CitiAssist Loans that were purchased from CBNA, the originator and disburser of these loans. At December 31, 2004, $691 million of CitiAssist Loans had been disbursed by CBNA, but had not yet been purchased by the Company. These loans, which are included in the loan disbursements and CitiAssist Loan commitments table on page 6, are not included in the Company’s December 31, 2004 loan portfolio. The Company expects to acquire substantially all of these CBNA-owned CitiAssist Loans during the first half of 2005.

Return on Equity

The Company’s return on equity for 2004 was 27.3%, an increase of 240 basis points or 10% over 24.9% in 2003. The improvement was primarily attributable to portfolio growth and floor income. See Special Allowance and Floor Income on page 9 for further discussion of floor income.

Net Interest Income

Net interest income (interest earned from student loans less interest expensed on borrowings) for 2004 was $561.0 million, a $106.5 million (23%) increase from 2003 net interest income of $454.5 million. The 2004 increase was primarily attributable to portfolio growth of 10% and an increase in net interest margin. Floor income continued to be a material component of revenue. Floor income will decline in periods of higher interest rates and is influenced by the overall level of interest rates between reset dates. Floor income is a non-GAAP financial measure that is defined in Special Allowance and Floor Income on page 7. The Company has entered into forward funding commitments at implied current forward rates that lock in a portion of floor income for periods of up to one year. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

Net interest margin for 2004 was 2.28%, an increase of 24 basis points from 2.04% in 2003. The margin improvement in 2004 was attributable to the Company’s ability to take advantage of favorable funding opportunities as well as the effect of reduced deferred fee amortization primarily due to lower loan asset prepayment in 2004, as well as increased floor income.

Margins have declined over the past decade based on legislative actions taken to amend the Act. The Act imposes a 0.5% origination fee on FFEL Program student loan disbursements and an annual fee of 1.05% on the portfolio balance of FFEL Program Consolidation Loans. In addition, in 1998 the Act reduced the interest rate borrowers pay on FFEL Program Stafford Loan disbursements by 0.8%, of which 0.3% is borne by lenders. These amendments have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Despite the reduction in funding costs and its expected effect on net income, pressure on margins will continue as more loans are originated with lower yields. In addition, reauthorization of the Act, which was postponed until 2005 or later, pending Congressional action, could result in further reductions in FFEL Program loan subsidies and reduced interest margins. Any such amendment could adversely affect the Company’s business and prospects. The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including e-commerce, and continues to expand its guarantor relationships and to market alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Also, the Company’s net interest income may be impacted by uneven shifts between its lending rates (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and its borrowing rates (based on LIBOR). The Company may enter into interest rate swap agreements on portions of its portfolio to mitigate these risks. See Note 12 to the Financial Statements.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities, based on the daily averages of the applicable assets and liabilities.

Average Balance Sheet
(Dollars in millions)		2004			2003			2002

	Balance	Income/ Expense	Rate	Balance	Income/ Expense	Rate	Balance	Income/ Expense	Rate

Average student loans Average non-interest earning assets	$24,558 467	$939	3.82%	$22,275 450	$834	3.74%	$19,481 362	$ 974	5.00%

Total average assets	$25,025	$939	3.75%	$22,725	$834	3.67%	$19,843	$974	4.91%

Average interest bearing liabilities Average non-interest bearing liabilities Average equity	$23,568 405 1,052	$378	1.60%	$21,488 370 867	$379	1.76%	$18,727 402 714	$ 581	3.10%

Total average liabilities and equity	$25,025	$378	1.51%	$22,725	$379	1.67%	$19,843	$581	2.93%

Net interest margin	$24,558	$561	2.28%	$22,275	$455	2.04%	$19,481	$ 393	2.02%

Average 91-day Treasury Bill rate at the final auction date before June 1st for Stafford reset (and PLUS reset for loans originated after June 1998)			1.07%			1.12%			1.76%

Weekly average of the 1-year constant maturity Treasury yields for the calendar week ending on or before June 26th for PLUS/SLS reset for loans originated prior to July 1998			2.16%			0.95%			2.13%

The following table shows the components of the annual changes in net interest income:

Rate/Volume Analysis
	2004 Compared to 2003	2003 Compared to 2002

	Increase (Decrease) Due to Change In:	Increase (Decrease) Due to Change In:

(Dollars in millions)	Volume Rate(a) Net(b)	Volume Rate(a) Net(b)

Interest earning assets	$ 85.5 $ 20.1 $105.6	$139.8 $(280.8) $(141.0)
Interest bearing liabilities	36.7 (37.6) (0.9)	85.6 (287.8) (202.2)

Net interest earnings	$ 48.8 $ 57.7 $106.5	$ 54.2 $ 7.0 $ 61.2

(a)	Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

Special Allowance and Floor Income

Most FFEL Program loans originated prior to July 23, 1992 have fixed interest rates. Those issued subsequent to July 23, 1992 generally have variable rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the origination date.

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by GAAP. Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio. Also, the rate at which borrowers pay interest on FFEL Program Consolidation Loans, which generally provides the Company with the majority of its floor income, is generally fixed and is not subject to the annual reset provisions. A decline in the Company’s cost of funds during the term of such loans contributes to floor income. Specifically, floor income occurs when the borrower rate less the Department-stipulated asset spread is greater than the funding cost of the asset. The Company earned $130.8 million of floor income in 2004, compared to $125.3 million in 2003. Floor income, which is included in interest income, will decline in periods of higher interest rates and is generally affected by the overall interest rate environment. The Company has entered into commitments to borrow funds from related parties at implied current forward interest rates that lock in a portion of floor income for periods of up to one year.

The example below demonstrates how the Company calculates the amount of floor revenue earned on a Treasury Bill based loan consolidation:

Fixed borrower interest rate Treasury Bill spread Floor strike rate less actual funding rate Floor revenue on a Consolidation Loan	5.5% 3.1% 2.4% (2.0%) 0.4%

Fee and Other Income

For 2004, the Company generated fee and other income of $28.4 million, a $9.5 million (51%) increase from 2003. This increase is attributable primarily to $10.4 million of gains on loans sold in 2004 compared to $0.04 million of gains on loans sold in 2003.

Operating Expenses

Operating expenses for 2004 were $132.3 million or 0.54% of average student loans. For 2003, operating expenses were $114.0 million or 0.51% of average student loans. The $18.3 million (16%) increase in operating expenses is primarily attributable to the incremental costs incurred to originate, service and administer the larger loan portfolio. The three basis point increase in the expense ratio was primarily attributable to incremental costs to administer the larger loan portfolio, costs associated with Sarbanes-Oxley 404 readiness, and other ongoing infrastructure investments. Infrastructure investment included the formation of the Educational Loan Center (ELC). Launched by the Company in the first quarter of 2005, ELC offers state-of-the-art government-guaranteed and alternative loan originations and servicing capabilities, as well as secondary market expertise and support resources to student loan providers, including academic and financial institutions.

Income Taxes

The Company’s effective tax rates were 38.35% for 2004, 39.27% for 2003 and 40.64% for 2002.

The Company’s 2004 income tax provision of $177.3 million was $40.1 million (29%) higher than the 2003 income tax provision of $137.2 million. The increase was primarily attributable to a 32% increase in income before income taxes, as compared to the prior year, partially offset by a change in certain state tax estimates.

The Company had net deferred income tax liabilities of $186.1 million at December 31, 2004, $56.7 million higher than the December 31, 2003 balance of $129.4 million. The deferred income tax liabilities resulted primarily from temporary differences related to deferred loan origination and procurement costs. Loan procurement costs have increased over the past few years due to the larger volumes of loan purchases, consisting primarily of FFEL Program Consolidation Loan purchases.

Change in Interest Rates

In an environment of increasing interest rates the Company’s net interest margin could decline due to decreased floor income and a lower volume of Consolidation Loans. From time to time, the Company is able to enter into forward or other funding arrangements that carry interest rates that may be more favorable than are available in the current marketplace. These types of situations serve to mitigate the detrimental effect of the higher interest rate environment.

In an environment of decreasing interest rates, the Company generally benefits from floor income. Lower interest rate environments also generate higher Consolidation Loan volume, as more borrowers consolidate to lock in their loans at current prevailing fixed interest rates.

2003 Compared to 2002

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

At December 31, 2003, the Company’s assets consisted primarily of student loans. The student loan assets included a $17.5 billion portfolio of FFEL Program loans held, a $2.8 billion portfolio of CitiAssist and other alternative loans held, and a $2.9 billion inventory of FFEL Program loans held for sale. Total loan assets of $23.2 billion increased $2.7 billion (13%) from the December 31, 2002 balance of $20.5 billion. The portfolio at December 31, 2002 was composed of a $17.3 billion portfolio of FFEL Program loans held, a $1.8 billion portfolio of CitiAssist and other alternative loans held, and a $1.4 billion inventory of FFEL Program loans held for sale. The increase in the 2003 loan balance was due to new FFEL Program loan disbursements of $2.7 billion and loan purchases of $3.9 billion, partially offset by loan reductions of $3.9 billion.

Loan Disbursements and Purchases

An analysis of loan disbursements and CitiAssist Loan commitments to finance education is presented in the table below:

(Dollars in millions)	2003	2002	Difference	% Change

FFEL Program Stafford and PLUS Loan Disbursements	$2,717	$2,274	$ 443	19%
CitiAssist Loans under commitments to purchase	533(1)	502 (2)	31	6%

Total loan disbursements and CitiAssist Loan commitments	$3,250	$2,776	$ 474	17%

(1)     This amount is composed of the CitiAssist Loans that had been disbursed by CBNA, but had not yet been purchased by the Company.
          In addition, $353 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the
          Company after final disbursement.

(2)     This amount is composed of the CitiAssist Loans that had been disbursed by CBNA, but had not yet been purchased by the Company.
          In addition, $274 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the
          Company after final disbursement.

The Company’s secondary market and other loan procurement activities are presented in the table below:

(Dollars in millions)	2003	2002	Difference	% Change

FFEL Program Consolidation Loan volume	$2,864	$3,070	$ (206)	(7%)
CitiAssist Loan purchases	966	712	254	36%
Other loan purchases	106	176	(70)	(40%)

Total loan purchases	$3,936	$3,958	$ (22)	(1%)

Of the FFEL Program Consolidation Loan volume for 2003, $1.4 billion represents consolidations of loans sourced from the Company’s loan portfolio and $1.5 billion represents consolidations of loans sourced from third parties. Of the FFEL Program Consolidation Loan volume for 2002, $1.1 billion represents consolidations of loans sourced from the Company’s loan portfolio and $2.0 billion represents consolidations of loans sourced from third parties.

Allowance for loan losses at December 31, 2003 was $4.8 million, $1.9 million lower than the balance at 2002. The decrease in allowance for loan losses is primarily attributable to the Company’s designation as an Exceptional Performer by the Department, which resulted in a $4.5 million release of the reserve at year-end 2003.

Net interest income was $454.5 million for 2003, compared with 2002 net interest income of $393.3 million. The $61.2 million increase is primarily a result of a $59.2 million increase in floor income and growth in the Company’s interest-earning assets, partially offset by an acceleration of deferred fee amortization related to loan prepayments resulting from the consistently high volume of loan consolidations. Net interest margin for 2003 increased to 2.04% from 2.02% in 2002. The two basis point increase was primarily attributable to increased floor income, resulting from the Company’s ability to take advantage of favorable funding opportunities.

Operating expenses were $114.0 million, or 0.51% of average student loans. For 2002, operating expenses were $107.4 million or 0.55% of average student loans. The $6.6 million (6%) increase in operating expenses is primarily attributable to the incremental costs incurred to originate, service and administer the larger loan portfolio. The four basis point improvement in the expense ratio was primarily attributable to growth in assets not requiring a commensurate growth in the Company’s infrastructure.

Off-Balance Sheet Transactions

From time to time the Company enters into securitization transactions and considers securitization proceeds to be an alternative source of financing. These proceeds may also be used to retire debt. Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby realizing cash flows from these loans before they would have been received in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to the SPEs (independent trusts) through a wholly owned entity formed to acquire the Company’s loans. The SPEs obtain the cash to pay for the loan assets received by issuing securities to outside investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from any available credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, resulting in less expensive financing costs. The Company’s SPEs meet the requirements of qualifying SPEs, and are, therefore, not subject to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by the primary beneficiary. As such, the Company’s SPEs are not consolidated with the financial statements of the Company.

In November 2004, the Company entered into an off-balance sheet transaction in which $1.5 billion of FFEL Program Consolidation Loans were securitized and ultimately sold to an independent trust. Approximately $0.5 billion of loan assets were securitized in 2002. No securitization transactions were entered into during 2003. At December 31, 2004 and 2003, the trusts held combined loan assets of $1.8 billion and $0.4 billion, respectively.

In 2004, the Company recorded a pre-tax gain of $13.1 million from the sale of securitized assets. The gain was reflective of the difference between the carrying value of the assets sold to the trust by the Company’s wholly owned special purpose subsidiary and the fair value of the assets received, composed of cash proceeds, a servicing asset, and a retained interest investment in the trust. Securitization proceeds of $1.5 billion were realized in 2004. The Company used the cash proceeds from securitization to retire debt. In 2002, the Company received $0.4 billion in proceeds from securitization transactions and recorded pretax gains of $4.1 million.

The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. At December 31, 2004 and 2003, the Company maintained a retained ownership interest in the assets securitized of approximately $72.7 million and $28.7 million, respectively, recorded at fair value.

After the loans are securitized, the Company continues to service the loans sold to the trusts. At December 31, 2004, the Company had a $28.2 million servicing asset. Initially, the value of the servicing asset represented the present value of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on its relative fair value as of the date of securitization. Failure to service the loans in accordance with contractual obligations could lead to a termination of the servicing rights and the loss of future servicing revenue. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages.

For additional information on the Company’s securitization activities, see Note 15 to the Financial Statements.

Related Party Transactions

A number of significant transactions are carried out between the Company and Citigroup and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company, including the Omnibus Credit Agreement, a tax-sharing agreement and CitiAssist Loan originations and servicing agreements. In addition, FFEL Program loans are originated through a trust agreement with CBNA. The Company believes that the terms and pricing under these agreements were negotiated on an arm's length basis and are at fair market value.

The Company originates the majority of its loans and performs most of its servicing obligations pursuant to intercompany agreements with affiliates of Citigroup. The Company incurred charges of $36.5 million, $35.8 million and $36.7 million pursuant to these agreements in 2004, 2003 and 2002, respectively. The increase in the charges in 2004 compared to the prior year are primarily due to loan portfolio growth.

In addition, the Company holds a portfolio of alternative loans, primarily CitiAssist Loans. CitiAssist Loans are originated by CBNA. However, the Company disburses and services the loans for CBNA in accordance with the provisions of an intercompany agreement. Expenses incurred by the Company to underwrite, disburse and service these loans for CBNA are reflected in a service fee, which is charged to CBNA. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the amount of CBNA’s carrying value at the time of purchase plus contractual fee premiums. The loan premiums paid by the Company on the purchased loans are amortized as yield adjustments over the average life of a CitiAssist Loan. As of December 31, 2004 and 2003, the Company’s CitiAssist Loan portfolio was $3,648.5 million and $2,642.6 million, respectively, exclusive of unamortized premiums.

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

The Company’s borrowings of $23.8 billion and $22.3 billion at December 31, 2004 and 2003, respectively, were made under the terms of the Omnibus Credit Agreement with CBNA, which provided for $25 billion in total credit at December 31, 2004. In January 2005, the credit limit was increased to $30 billion to accommodate new disbursements and purchases. Interest expense of $375.4 million, $369.2 million and $579.2 million was incurred under the terms of the agreement in 2004, 2003 and 2002, respectively. The increase in 2004 interest expense is due to the increase in the interest rates on the variable rate debt compared to the prior year. At December 31, 2004 and 2003, the outstanding borrowings had a combined contractual weighted average interest rate of 2.1% and 1.6%, respectively, based on LIBOR at the time the borrowings were established or rates reset. See Notes 4 and 5 to the Financial Statements for further information on the Company’s borrowings.

In addition, at December 31, 2004, the Company was a party to several forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of the loan commitments, which were drawn upon in January 2005, are contracted to mature between July 2005 and January 2006 and have fixed interest rates ranging from 2.1% to 3.2%.

During 2004 and 2003, the Company had a number of interest rate swap agreements with CBNA. CBNA receives a fee of 0.005% of the notional amount of the swaps, primarily for the use of credit lines and counterparty risk management systems. Also, in 2004, 2003 and 2002 interest expenses of approximately $2.8 million, $9.9 million and $2.0 million, respectively, were incurred pursuant to interest rate swap agreements with CBNA. All of the Company’s outstanding swaps under this program matured on January 4, 2005.

The Company participates in certain of Citigroup's deferred stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees. For the years ending December 31, 2004, 2003 and 2002, participation in these plans had no material impact on the Company’s financial condition or results of operations.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including facilities procurement, employee benefits, data processing, telecommunications, payroll processing and administration, income tax payments, and others. Also, certain of the Company’s employees perform services for other Citigroup entities for which the Company receives compensation in accordance with the terms of intercompany agreements. These fees are based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties. The Company was charged $19.3 million, $18.5 million and $14.8 million for services received pursuant to these intercompany agreements and received revenue of $8.5 million, $9.7 million and $8.0 million in 2004, 2003 and 2002, respectively, for services performed with respect to intercompany agreements. The decline in the servicing revenue received in 2004 primarily resulted from a decrease in CitiAssist Loan fees from CBNA. For an analysis of intercompany expenses, see Note 9 to the Financial Statements.

Regulatory Impacts

Over the past decade, certain amendments to the Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Despite reductions in funding costs and their effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for less than 24%, on a national basis, of all student loans originated under federally sponsored programs. In addition, reauthorization of the Act, which may occur in 2005, may result in a reduction in Exceptional Performer benefits below the current 100% claim guarantee. The reauthorization, as well as other amendments to the Act, which could ultimately result in further reductions in FFEL Program loan subsidies and lender net interest margins, could influence customer prepayments. Any reduction below the 100% claim guarantee would result in higher net credit losses. Any such amendments, in part or in combination, could adversely affect the Company’s business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization. Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

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

From time to time, the Company uses risk-sharing agreements with counterparties having investment-grade credit ratings to manage credit risk. Also, the Company periodically performs detailed risk analysis by loan type. In addition, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, student loan guarantors and third party loan insurers to monitor portfolio quality and processing compliance. The Company is also subject to annual Department-mandated independent compliance reviews of its FFEL Program student loan portfolio. Credit risk is minimized by the federal guarantees maintained on its FFEL Program student loan portfolio and by credit loss insurance carried on a significant portion of its alternative loan portfolio. For periods prior to January 1, 2004, the guarantor generally paid the Company 98% of the sum of the unpaid principal and accrued interest for FFEL Program default claims filed, provided the loans had been properly originated and serviced. The 2% amount not reimbursed was charged off to allowance for loan losses. Effective in 2004, the Company and several of its third party servicers were designated as Exceptional Performers by the Department in recognition of their exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement for loans serviced by the Company as well as its third party servicers that have received the Exceptional Performer designation. Under current Department rules, Exceptional Performer benefits are available as long as the Company and these servicers continue to meet eligibility standards.

CitiAssist Loans do not carry the federal government guarantee. Most CitiAssist Loans are insured by one of the following insurance companies: Guaranty National Insurance Company (GNIC), Globe Indemnity Company (GIC), or United Guaranty (UG). UG is a subsidiary of American International Group. GNIC and GIC are subsidiaries of Royal & SunAlliance Insurance Group PLC. During 2003, the financial strength ratings of GNIC and GIC were downgraded to below investment grade. The downgrade did not impact their ability to pay insurance claims in 2004 and the Company does not currently expect that the downgrade will have a material impact on the insurance companies’ ability to pay insurance claims made by the Company. The Standard and Poors credit ratings for GNIC, GIC and UG were BB+, BB+ and AAA, respectively, at December 31, 2004.

Most operating risks are those risks arising from servicing defects on the Company’s FFEL Program loan portfolio that could potentially result in losses. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks by conducting compliance and process reviews of both the Company’s internal operations and external loan servicers and through contractual remedies for losses incurred due to servicing errors.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of its loan portfolio by one servicer, an affiliate. The Company believes that its policies, procedures, servicer reviews and contractual remedies mitigate this risk. In the event of default by this servicer, other third party servicers could assume the servicing functions for these loans.

The Company’s guaranteed FFEL Program loan portfolio is subject to regulatory risk in the form of reduced interest subsidies and increased origination costs, in addition to the existence of the program itself. Historically, legislation and the reauthorization process have reduced the net interest margin earned by lenders.

Market Risk

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets. In order to reduce this basis risk, the Company may enter into interest rate swaps on portions of its portfolio. The Company’s hedge program has been effective in offsetting changes in cash flows for the risk being hedged and is in compliance with the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

During 2004 and 2003, the Company had a number of interest rate swap contracts with an affiliate of Citigroup to receive payments based on LIBOR and make payments based on the 91-day Treasury Bill rate. The fair values are reflected in other liabilities on the balance sheet with corresponding net of tax amounts, reflected in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. These derivatives, which have been designated and are effective as cash flow hedges, have notional amounts totaling $1.1 billion and $3.0 billion at December 31, 2004 and 2003, respectively. All of the swaps under this program matured on January 4, 2005. They had no reportable fair value at December 31, 2004. The fair value of the swaps at December 31, 2003 was $1.6 million.

Net amounts reclassified from accumulated other changes in equity from nonowner sources on the balance sheet related to the Company’s interest rate swap agreements are reported in interest expense. For 2004 and 2003, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings related to these swap agreements. Hedge ineffectiveness, if any, is reported in interest expense as incurred.

From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into forward funding commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates based on the date that the forward funding commitment is scheduled to be drawn upon. At December 31, 2004, the Company was a party to forward funding commitments with CBNA totaling $1.3 billion. All of the forward funding commitments were drawn upon in January 2005, are contracted to mature between July 2005 and January 2006, and have fixed interest rates ranging from 2.1% to 3.2%.

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of December 31, 2004, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pre-tax earnings of approximately $18.7 million for the next twelve months and approximately $72.5 million thereafter. A 35 basis point decrease in the interest yield curve as of December 31, 2004 would have a potential positive impact on the Company’s pretax earnings of approximately $17.0 million for the next twelve months and approximately $72.6 million thereafter.

Earnings-At-Risk (on pre-tax earnings)

	DECEMBER 31, 2004			DECEMBER 31, 2003

(Dollars in millions)	NEXT 12 MOS.	THEREAFTER	TOTAL	NEXT 12 MOS.	THEREAFTER	TOTAL

Thirty five basis point increase	$ (18.7)	$ (72.5)	$ (91.2)	$ (4.6)	$ (70.1)	$ (74.7)
Thirty five basis point decrease	17.0	72.6	89.6	14.5	70.1	84.6
One hundred basis point increase	(54.1)	(205.2)	(259.3)	(17.1)	(200.2)	(217.3)
One hundred basis point decrease	47.5	205.4	252.9	41.9	197.6	239.5

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e. the Treasury Bill to LIBOR rate spreads). The Company, through ALCO, actively manages these risks by setting Earnings-at-Risk limits and takes actions in response to interest rate movements against the existing structure.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations at December 31, 2004. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company’s obligations without regard to such termination clauses (unless actual notice of the Company’s intention to terminate the agreement has been communicated to the counterparty).

The Company’s primary contractual cash obligations are indicated in the chart below:

		Due in Less	Due in 1-3	Due in 3-5	Due in More
Dollars in thousands	Total	Than 1 Year	Years	Years	Than 5 Years

Contractual purchase obligations	$ 9,160	$ 7,223	$ 1,937	$ ---	$ ---
Contractual long-term borrowings	12,350,000	9,550,000	2,500,000	300,000	---
Operating lease commitments	14,632	1,696	3,397	3,148	6,391
Payable to principal stockholder	3,647	667	1,145	1,231	604
Loan purchase commitments (1)	1,160,727	1,160,584	143	---	---
Loan disbursement commitments	$ 1,032,798	$ 1,032,788	$ 10	$ ---	$ ---

(1)     Loan purchase commitments are agreements that obligate the Company to make future purchases of loans from related or third parties.
          Most of the amounts listed here represent loans that will be purchased within one year. However, a portion of the amount presented here is required to be purchased by the Company after the borrowers graduate, the timing of which cannot be accurately predicted.

At December 31, 2004, the funding of variable rate FFEL Program loans in the amount of $1,032.8 million have been committed, but not disbursed. In addition, the Company has forward loan purchase agreements with investment grade counterparties, including CBNA, that obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. At December 31, 2004, the Company had committed to purchase $1,160.7 million of loans.

The Company’s primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and operating expenses. The Company’s cash expenditures for equipment and computer software primarily include software developed for internal use, which provides functionality enhancements to its integrated loan management systems. Equipment and computer software cash expenditures amounted to $23.5 million, $24.7 million and $11.6 million in 2004, 2003 and 2002, respectively. Other than software developed for internal use, the Company had no material capital expenditures in 2004, 2003 and 2002. The Company expects the level of capital expenditures for the next several years to be generally comparable to 2004 levels. Cash sources are sufficient to complete existing and future capital projects.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through additional borrowings as well as securitizations of loan portfolios. Management currently considers liquidity and capital to be sufficient to meet the Company’s anticipated requirements for the next twelve months. Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, and subsidized interest and SAP from the federal government for the year ended December 31, 2004 were sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company’s primary funding source is the Omnibus Credit Agreement, as amended, with CBNA, expiring December 2009. The maximum aggregate credit limit available for combined short- and long-term borrowings was $25 billion at December 31, 2004. This agreement does not restrict the Company’s right to make additional borrowings from other sources. At December 31, 2004, the amount of credit available for additional short- and long-term borrowings was $1.2 billion. In January 2005, the credit limit was increased to $30 billion to accommodate future disbursements and purchases.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently primarily meets its funding requirements through credit facilities provided by CBNA. In addition, the Company is successfully using alternative sources of financing, such as securitization.

In 2004, the Company securitized approximately $1.5 billion of FFEL Program Consolidation Loans. The Company used the securitization proceeds to reduce its outstanding borrowings. The Company may enter into new securitization transactions in 2005 and, if completed, would use the proceeds for debt reduction. See Note 15 to the Financial Statements and Off-Balance Sheet Transactions on page 10 for additional information about the Company’s securitization activities.

The Company could also raise capital through the sale of portions of its student loan portfolio to participants in the secondary loan market, since available liquid markets exist. At December 31, 2004, the Company was under commitment to sell $107.4 million of loans upon final disbursement. The Company’s net cash used for investing activities, consisting primarily of loan disbursement and purchase activity, amounted to $1,818.0 million in 2004, $2,824.8 million in 2003, and $2,399.1 million in 2002. Investing activities were financed in those years primarily through the utilization of available short- and long-term credit lines. New borrowings, net of repayments, for 2004, 2003 and 2002 increased $1,462.9 million, $2,533.2 million and $2,206.1 million, respectively, compared to borrowings outstanding a year ago from those dates.

Other Business and Industry Information

Student Loans

The Company’s student loan portfolio is composed of both FFEL Program loans and loans originated through alternative programs, such as CitiAssist. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (PLUS) and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS Loans are made to parents of students who are dependents. The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single aggregate guaranteed loan. Federal Consolidation Loans may include government-guaranteed loans formerly held by other lenders. Prior to consolidation, any loan balances that are not already owned by the Company are purchased at face value from other lenders. A Federal Consolidation Loan is allowed an extended repayment term of up to 30 years, depending on the loan balance. In addition, the Company’s portfolio includes Federal Supplemental Loans for Students (SLS Loans). SLS Loans were originated prior to July 1994, when new loan disbursements through this program were discontinued. Federal SLS Loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. In 1994, the SLS Program was replaced with an expanded unsubsidized Federal Stafford Loan program. The Company also owns a portfolio of Health Education Assistance Loans (HEAL Loans), composed of guaranteed student loans for borrowers in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services. Although no new loans are being originated under this program, the Company has pursued acquisition of HEAL Loans from other holders.

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

Origination of FFEL Program Loans

The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 19), repeat borrowers, and college fair participants.

A student must attend an eligible educational institution, as determined by the Department, in order to participate in the FFEL Program. Eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions and proprietary (vocational) schools. In addition to other criteria, the Department determines school eligibility, in part, based on the default rate on guaranteed loans to its students. Under the Act, eligible lenders, subject to certain restrictions, may choose not to make loans to students attending certain schools, defined by school type, geographic location or default experience.

For Stafford Loans, the student and school complete a Master Promissory Note and send it either to the Company or directly to the guarantor. For PLUS Loans, the school and parent complete a Master Promissory Note and send it either to the Company or directly to the guarantor. The loan application process is either completed online at www.studentloan.com or through the guarantor’s website. Both the guarantor and the Company must approve the loan request. Upon guarantor approval, the guarantor sends a notice of guarantee to the Company. After receiving the notice of guarantee, the Company makes disbursements of the loan directly to the school and sends a disclosure statement to the borrower confirming the terms of the loan.

The Company also originates loans under “blanket guarantee” agreements with certain guarantors, which serves as authorization for the Company to disburse funds without having to obtain the guarantor’s approval on each individual loan.

Origination of CitiAssist Loans

In order to comply with certain legal requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder, and are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist Loans for CBNA are charged to CBNA in an origination and servicing fee in accordance with the provisions of an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the amount of CBNA’s carrying value at the time of purchase, plus contractual fees.

The CitiAssist Loan program is designed to assist undergraduate, graduate, and health professions students, as well as others, by providing education financing in addition to financial aid available under the FFEL Program. In order to meet the needs of medical students, additional products, such as the CitiAssist Health Professions Loan and the CitiAssist Health Professions Residency Loan are also available. The CitiAssist K-12 Loan program was designed to assist parents in financing their children’s private primary or secondary school education. The CitiAssist Bar Study Loan is offered to law students in their final year of law school and for a certain post-graduation period.

CitiAssist Loans are installment loans that are credit based and subject to state laws and federal consumer banking regulations. Most loans are insured by a private insurer and are not reinsured by the federal government.

Students, and co-signers, if applicable, complete and submit CitiAssist Loan applications either online at www.studentloan.com or by mail. In addition to general eligibility criteria, a certification of enrollment from the school is required and a co-signer may also be necessary. Upon initial credit approval by the Company, most loans are submitted to a private third party insurer, which insures the Company against loss in cases of default, bankruptcy or death of the borrower. These insured loans are subject to risk-sharing losses of 5%-20% of the default claim amount, depending on the insurer and the type of loan. Some CitiAssist Loans are not insured against loss. However, approximately two-thirds of the carrying amounts of the uninsured CitiAssist Loans are supported by risk-sharing agreements with investment-grade universities. The Company is at risk for the non-insured and non-risk-shared portions of the CitiAssist Loan portfolio. The Company makes the majority of the loan disbursements directly to the school and sends a disclosure statement to the borrower and co-signer confirming the terms of the loan.

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

Marketing

Unlike many other lenders, the Company has a policy of holding and servicing the majority of the loans it directly originates through school channels. This may change if the Company undertakes a program to securitize portions of its Stafford and PLUS loan portfolios. Management believes that the policy to hold and service these loans makes the repayment process easier for the borrower and gives the Company a marketing advantage with potential borrowers and financial aid administrators (FAAs). The Company attributes its growth primarily to its emphasis on: (1) providing service to FAAs, (2) offering competitive and innovative products that meet the needs of schools and students, (3) expanding marketing channels through electronic commerce, and (4) employing a focused marketing and sales team. In addition, the Federal Consolidation Loan volume remained high in 2004 due to the low interest rate environment, which induced more borrowers to consolidate their loans to obtain fixed interest rates. An increase in interest rates, which would reduce borrowers’ demands for Federal Consolidation Loans, could significantly reduce the volume of new Federal Consolidation Loans. Also, reauthorization or other amendments to the Act could reduce the benefits of the Federal Consolidation Loan program and make it less attractive to borrowers.

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

The Company has made advancements in and expects to continue to develop its electronic commerce initiatives. The Company’s main website, www.studentloan.com, as well as its other proprietary websites, www.faaonline.com, www.collegelenderlist.com and www.prestamosestudiantiles.com, provide useful information and online functionality for both students and FAAs. The www.prestamosestudiantiles.com website provides information in Spanish on college planning, education loans and the financial aid process. The www.studentloan.com website received a new look in 2003 as customer feedback from usability studies was incorporated to make the site easier to use. Improvements to the online application and approval capabilities have contributed to the growth of the private CitiAssist loan product.

The Company’s online servicing platform www.studentloan.com provides borrowers with the ability to self-service their accounts, view statements, choose repayment options online and make payments online. Customer usage of these capabilities continues to increase. In 2003, the Company introduced the capability for international borrowers residing in foreign countries to have the ability to pay online by credit card. This service provides borrowers with an easy and efficient means to make loan payments denominated in U.S. currency. In 2003, the Company also introduced electronic signature to www.studentloan.com’s loan consolidation online application system and e-signature capability is now available for all loan products, including Stafford, PLUS and CitiAssist, enabling a convenient, completely paperless application process. The Company also has an investors section on www.studentloan.com.

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

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. In addition, the Company's borrowers also include international students that attend school in the United States. Approximately one-third of the Company’s loan portfolio is composed of loans made to or on behalf of students who reside in New York and California. The proportion of borrowers who reside in New York and California has decreased in recent years as the geographic dispersion of the Company’s borrowers has increased. Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

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

Sallie Mae, the largest holder of FFEL Program loans, has a portfolio that is several times larger than the Company’s. In 2000, when Sallie Mae began originating loans on its own behalf, it became a direct competitor of the Company. The Company also competes directly with Sallie Mae and other secondary market participants in making loan purchases. Based on recent estimates, Sallie Mae’s overall market share is approximately 35%. In 2004, the Company implemented a new origination system with the functionality to perform loan origination and servicing for other FFEL Program lenders. This third-party servicing product supports the Company’s loan acquisition strategy as well as provides an additional fee income opportunity.

The Direct Lending Program, which provides loans directly to students and parents, has reduced the volume of loans originated through the FFEL Program. Currently, the Direct Lending Program accounts for less than 24% of total federal student loan program originations (exclusive of the Perkins Loan Program). The proportion of Direct Lending Program loan originations has not grown in recent years. In fact, some colleges and universities have left the Direct Lending Program and returned to lenders participating in the FFEL Program. If this continues, the portion of total federal student loan volume that is attributable to the Direct Lending Program may decline.

FFEL Program Guarantors and Third Party Insurers

The Company is insured on its portfolio of FFEL Program loans as to principal and interest in the case of a borrower’s default, death, disability, bankruptcy, closed school or unpaid school refund. The coverage is provided by certain state or non-profit guarantors, which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

If a guarantor’s administrative or financial condition falls below specified levels or the Secretary of Education (the Secretary) determines that the guarantor is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continuance of claim payments, including the transfer of guarantees to another guarantor or the payment of claims directly to lenders. To date, all claims filed by the Company that had been approved for payment by guarantors have been paid.

Effective in 2004, the Company and several of its third party servicers were designated as Exceptional Performers by the Department in recognition of their exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the portions of the Company’s portfolio that are serviced by the Company or these third party servicers receive 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement and these loans are not subject to the 2% risk-sharing loss for eligible FFEL Program claims submitted. Of the Company’s total portfolio, only FFEL Program loans that are serviced by the Company or these third party servicers are eligible to receive these benefits. The Company and these servicers are entitled to receive the benefits of the designation as long as the Company and these servicers continue to meet required servicing standards published by the Department. Compliance by the Company with such standards is assessed on a quarterly basis.

The Company purchases “life of loan” insurance on the majority of its holdings of alternative student loans, providing loss protection in the case of borrower default, death or bankruptcy. Most of the Company’s CitiAssist Loan portfolio is insured by one of the following insurance companies: Guaranty National Insurance Company (GNIC), Globe Indemnity Company (GIC), or United Guaranty (UG). CitiAssist Loans are generally subject to risk-sharing losses of 5% - 20% of the claimed amount. To date, substantially all eligible alternative loan claims have been paid.

See Note 2 to the Financial Statements for further information on FFEL Program guarantors and third-party insurers and the portions of the portfolio insured by each.

FFEL Program Collections and Claims

Certain requirements, as described above, have to be met in order to maintain the government guarantee coverage on FFEL Program loans. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company’s collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after delinquency occurs and continues prescribed collection efforts through mailings, telephone contact and skip tracing, as needed.

At prescribed times, the Company requests collection assistance from the relevant guarantor before submitting a claim. These requests serve to notify the guarantor of seriously delinquent accounts before claim and allow the guarantor an opportunity to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collections department or servicer resumes working the account for payment and/or institutes a process to reinstate the guarantee.

FFEL Program loans that are 270 days past due are considered to be in default. Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur.

In addition to due diligence collection violations, a claim may be rejected by a guarantor under certain other circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained or the loan is improperly serviced. Once a loan ceases to be guaranteed, it is ineligible for interest and special allowance benefits.

Rejected claims may be “cured”, involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender locates the borrower and performs certain collections activities in cases involving timely claim filing violations or by obtaining a payment or a new repayment agreement from the borrower in the case of certain collection due diligence violations. In 2004 and 2003, the Company was able to cure approximately 63% and 64%, respectively, of all rejected FFEL Program claims. The decrease in the cure rate for 2004 was due to a change in the mix of rejected claims, fewer of which were eligible for cure. For rejected claims, the Company allows a full four months for the collections department or servicers to attempt to effect cures before the loans are written off against the allowance for loan losses.

The rate of defaults for FFEL Program student loans, especially among students at vocational schools, tends to be higher than default rates for other types of student loans. In an effort to reduce the default rates, revised school eligibility requirements, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it provides FFEL Program loans only to students attending institutions that meet the Act’s default limits.

In 2004, the Company’s CitiAssist Loans, which incorporate credit screening and may require a co-signer, had a default rate of 0.55%, compared to 2.09% for its FFEL Program loans.

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

Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties, if lenders violate program regulations. The Department conducts frequent on-site audits of the Company’s student loan servicing activities. Guarantors conduct similar audits on a biennial basis. During 2004, the Company was audited by three guarantors and two third party insurers. In addition, an independent compliance review of the Company’s FFEL Program student loan portfolio, as required by the Department, was conducted. None of the audits conducted during 2004 disclosed any material audit exceptions.

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

Employees

At December 31, 2004 and 2003, the Company had 526 and 466 employees, respectively, none of whom was covered by a collective bargaining agreement. The growth in the number of employees was made primarily to meet technology and other middle office requirements. This growth includes employees hired to facilitate Sarbanes-Oxley 404 readiness.

Properties

The Company maintains its headquarters in Stamford, Connecticut and also has a facility located in Pittsford, New York. The Pittsford, New York facility is maintained under the provisions of an affiliate agreement. In December 2003, the Company amended this agreement, extending the lease term through December 2013. The Stamford, Connecticut facility is leased on a month-to-month basis.

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

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to: the effects of legislative changes, particularly those relating to the re-authorization and amendment of the Federal Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans, loan origination costs, and the availability and amount of loan subsidies; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans and in the quality and profitability of those loans that move into repayment status; the Company’s ability to continue to service its loan portfolio in accordance with its contractual obligations; the volume of loan consolidations; the Company’s ability to maintain its Exceptional Performer status and the benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures and the success of its marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the degree to which risk-sharing expenses for defaults are offset by lower insurance premiums; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; as well as general economic conditions, including the performance of financial markets.

CORPORATE GOVERNANCE AND CONTROLS

The Company has established a Disclosure Committee which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. The Company has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of conduct. In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals and which supplements the Company-wide Code of Conduct. Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Company’s website at www.studentloan.com by clicking on the “Investors” page and then clicking on the “Board and Management” link. The Company’s Corporate Governance Guidelines and the charter for the Audit Committee are available free of charge on the website or by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, Stamford, CT 06901.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that:

o	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

o	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with proper authorizations of management and directors of the Company; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk (i) that controls may become inadequate because of changes in condition, or (ii) that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. This report appears on page 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that The Student Loan Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Student Loan Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Student Loan Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of The Student Loan Corporation as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the accompanying balance sheets of The Student Loan Corporation (the Company) as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Student Loan Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2005

FINANCIAL STATEMENTS
The Student Loan Corporation

STATEMENT OF INCOME

		Years ended December 31

(Dollars in thousands, except per share amounts)	2004	2003	2002

Revenue
Interest income (note 2)	$ 939,187	$ 833,593	$ 974,590
Interest expense (notes 4, 5, 9 and 12)	378,191	379,078	581,242

Net interest income	560,996	454,515	393,348
Less: provision for loan losses (note 2)	(7,989)	(10,358)	(12,662)

Net interest income after provision for loan losses	553,007	444,157	380,686
Redemption of junior note and realized gains on securitized loans (note 15)	13,103	399	4,118
Fee and other income (note 7)	28,375	18,838	18,249

Total revenue, net	594,485	463,394	403,053

Operating Expenses
Salaries and employee benefits (notes 9 and 10)	37,232	28,282	26,803
Other expenses (notes 8 and 9)	95,030	85,688	80,628

Total operating expenses	132,262	113,970	107,431

Income before income taxes	462,223	349,424	295,622
Income taxes (note 11)	177,267	137,220	120,131

Net income	$ 284,956	$ 212,204	$ 175,491

Basic and diluted earnings per common share (note 14)	$ 14.25	$ 10.61	$ 8.77

See accompanying notes to financial statements.

The Student Loan Corporation

BALANCE SHEET

	December 31

(Dollars in thousands, except per share amounts)	2004	2003

Assets
Student loans (note 2)	$ 22,958,295	$ 20,285,596
Less: allowance for loan losses (note 2)	(5,046)	(4,835)

Student loans, net	22,953,249	20,280,761
Loans held for sale (note 2)	1,930,300	2,939,756
Cash	628	476
Other assets (note 3)	568,664	482,913

Total Assets	$ 25,452,841	$ 23,703,906

Liabilities and Stockholders' Equity
Liabilities
Short-term borrowings (note 4)	$ 20,986,000	$ 9,973,100
Long-term borrowings (note 5)	2,800,000	12,350,000
Payable to principal stockholder (note 9)	3,647	4,897
Deferred income taxes (note 11)	186,082	129,376
Other liabilities (note 6)	330,205	315,209

Total liabilities	24,305,934	22,772,582

Stockholders' Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	----	----
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	139,176	135,934
Retained earnings	999,702	786,746
Accumulated other changes in equity from nonowner sources	7,829	8,444

Total stockholders' equity	1,146,907	931,324

Total Liabilities and Stockholders' Equity	$ 25,452,841	$ 23,703,906

See accompanying notes to financial statements.

The Student Loan Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Years ended December 31

(Dollars in thousands, except per share amounts)	2004	2003	2002

COMMON STOCK AND ADDITIONAL PAID-IN- CAPITAL
Balance, beginning of period	$ 136,134	$ 135,405	$ 135,051
Other	3,242	729	354
Balance, end of period	$ 139,376	$ 136,134	$ 135,405

RETAINED EARNINGS
Balance, beginning of period	$ 786,746	$ 636,142	$ 516,651
Net income	284,956	212,204	175,491
Common dividends declared, $3.60 per common share in 2004; $3.08 per common share in 2003; $2.80 per common share in 2002	(72,000)	(61,600)	(56,000)
Balance, end of period	$ 999,702	$ 786,746	$ 636,142

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 8,444	$ (6,511)	$ -----
Net change in cash flow hedges, net of taxes of $638 in 2004, $4,193 in 2003 and $(4,831) in 2002	958	6,052	(7,010)
Net change in unrealized gains on investment securities, net of taxes of $(1,234) in 2004, $5,907 in 2003 and $344 in 2002	(1,573)	8,903	499
Balance, end of period	$ 7,829	$ 8,444	$ (6,511)

TOTAL STOCKHOLDERS' EQUITY	$ 1,146,907	$ 931,324	$ 765,036

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 284,956	$ 212,204	$ 175,491
Changes in equity from nonowner sources, net of taxes	(615)	14,955	(6,511)
Total changes in equity from nonowner sources	$ 284,341	$ 227,159	$ 168,980

See accompanying notes to financial statements.

The Student Loan Corporation
STATEMENT OF CASH FLOWS

		Years ended December 31

(Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 284,956	$ 212,204	$ 175,491
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	12,400	5,044	4,544
Amortization of deferred loan origination and purchase costs	85,813	107,383	61,908
Amortization of servicing asset	371	----	----
Provision for loan losses	7,989	10,358	12,662
Deferred tax provision	57,302	13,220	18,710
Realized gain on securitized loans	(13,103)	----	(4,118)
Realized gain on redemption of junior note	-----	(399)	-----
Loss on disposal of assets	-----	-----	1,678
Gain on sale of loan assets	(10,371)	(35)	-----
(Increase)/decrease in accrued interest receivable	(13,401)	22,858	51,263
(Increase) in other assets	(2,169)	(5,036)	(28,508)
Increase/(decrease) in other liabilities	17,423	(12,316)	(45,502)

Net cash provided by operating activities	427,210	353,281	248,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements of loans	(3,056,829)	(2,717,195)	(2,274,176)
Loan portfolio purchases	(3,872,486)	(2,380,621)	(2,545,190)
Loan purchases held for sale	(691,561)	(1,555,859)	(1,412,704)
Loan reductions	3,923,074	3,974,733	3,539,565
Net increase in loan origination and purchase costs	(223,321)	(151,554)	(164,893)
Proceeds from loans sold	652,437	21,440	20,700
Proceeds from loans securitized	1,461,882	-----	449,204
Proceeds from redemption of junior note	-----	8,655	-----
Return on retained interest investments	12,350	277	-----
Capital expenditures on equipment and computer software, net	(23,504)	(24,664)	(11,573)

Net cash used in investing activities	(1,817,958)	(2,824,788)	(2,399,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in borrowings with original maturities of one year or less	4,262,900	(6,266,800)	(1,886,900)
Proceeds from borrowings with original terms of one year or more	-----	11,150,000	4,150,000
Repayments of borrowings with original terms of one year or more	(2,800,000)	(2,350,000)	(57,000)
Dividends paid to stockholders	(72,000)	(61,600)	(56,000)

Net cash provided by financing activities	1,390,900	2,471,600	2,150,100

Net increase/(decrease) in cash	152	93	(839)
Cash-beginning of period	476	383	1,222

Cash-end of period	$ 628	$ 476	$ 383

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
Interest	$ 424,638	$ 391,339	$ 671,366
Net income taxes paid	$ 119,717	$ 135,335	$ 71,551

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1 SIGNIFICANT ACCOUNTING POLICIES

Background

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

Basis of Presentation

The Company’s accounting policies are in conformity with U.S. generally accepted accounting principles. The Company’s operations are a single segment for financial reporting purposes.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Such reclassification had no effect on the results of operations as previously reported.

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues, which include net interest, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Act.

Federal Family Education Loan (FFEL) Program premiums on loan portfolio purchases and loan origination costs paid on disbursements as well as premiums and referral fees paid on CitiAssist Loans are deferred and amortized to interest income on a level spread basis over the expected weighted average life of the student loans in those portfolios on a pool basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. CitiAssist insurance costs are amortized on a loan by loan basis. The expected weighted average lives of loans with costs accounted for on a pool basis are determined by analyzing market and borrower interest rates, as well as customer prepayments and guarantee and insurance payments received through the claims process. Expected life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayment in the calculation of weighted average life. If a difference arises between the Company’s anticipated prepayments and the actual prepayment rates, the Company recalculates the effective spread to reflect actual payments to date, with a corresponding adjustment to current period interest income. In addition, the expected future weighted average lives of these loans are reviewed periodically and any difference between the future weighted average lives and the past estimates are adjusted to current interest income to arrive at the investment balance that would have been remaining had the new effective spread been applied since loan inception.

Loans

Loans primarily consist of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the expected weighted average lives of the student loans in those portfolios. The determination of the expected weighted average life is based upon a consideration of a variety of factors, including customer prepayments and guarantor payments received through the claims process.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy universities.

The Company immediately discontinues accruing interest on loans when: (1) FFEL Program loans have lost their guarantees, (2) uninsured CitiAssist Loans reach 90 days of delinquency and (3) insured CitiAssist Loans reach 150 days of delinquency. The Company immediately writes off the unguaranteed portion (i.e. 2%) of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. The Company charges off the outstanding principal balance to the allowance for loan losses and reduces interest income by the amounts of all previously accrued, uncollected interest. Recoveries on loans previously charged off are recorded as increases to the allowance for loan losses. Accrual of interest is resumed when the loan guarantee is reinstated.

Allowance for Loan Losses

Most of the Company’s FFEL Program and alternative loans have a guarantee, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for loans in which the principal and interest are not 100% covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Act, and (2) the CitiAssist Loan portfolio, after considering the risk-sharing provisions of any credit risk insurance coverage obtained from third parties and the benefits of any risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the allowance for loan losses.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios at day one or more of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience, updated for recent trends and conditions, are determined after considering the current aging of the portfolio.

Hedging Transactions

From time to time, the Company enters into interest rate swap agreements on portions of its loan portfolio to manage its exposure to market interest rates. The Company accounts for its interest rate swap agreements in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet. Fair value is determined by discounting the cash flows using market interest rates through the contractual maturity dates. These derivatives, which have been designated and are effective as cash flow hedges, are recorded as either other assets or other liabilities, depending on whether the fair value of the derivative is a net gain or a net loss. The hedge relationship is formally documented at inception detailing the risk management objective, the risk being hedged and how effectiveness is assessed. To the extent these derivatives are not effective, changes in their fair values representing the ineffectiveness are included in other revenue as incurred. To the extent the derivatives are effective and exactly match the variability of the cash flow being hedged, changes in their fair values are not reflected in current earnings, but are recorded net of taxes in the accumulated other changes in equity from nonowner sources component of stockholders' equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. Interest receivable or payable related to the interest rate swap agreements is accrued in interest expense.

Transfer of Student Loans through Securitization

The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, and the trust qualifies as a qualifying special purpose entity, gains or losses on the sale of the student loans are recorded at the time of securitization and the financial statements of the trust are not consolidated with those of the Company. Gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of the assets received, which are composed of cash proceeds and the assets retained in the loans securitized.

Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby converting those loans into cash before they would have been realized in the normal course of business. The SPE obtains the cash to pay for the loan assets by issuing securities to investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, resulting in less expensive financing costs. The Company’s SPEs meet the requirements of qualifying SPEs, and are, therefore, not subject to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by its primary beneficiary. As such, the Company’s SPEs are not consolidated with the financial statements of the Company.

For a transfer of financial assets to be considered a sale, financial assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a qualifying special purpose entity meeting certain significant restrictions on its activities, whose investors have the right to sell their ownership interests in the entity; and the seller does not continue to control the assets transferred through an agreement to repurchase them or have a right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets these sale requirements is removed from the Company’s balance sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Company’s balance sheet. In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is generally obtained for complex transactions or transactions in which the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, the legal opinion must state that the assets transferred would not be consolidated with the Company’s other assets in the event of the SPE’s insolvency.

Servicing assets, included in other assets on the balance sheet, are initially recorded in an amount equal to the present value of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on their relative fair value at the date of securitization. It is subsequently amortized in proportion to and over the period of estimated net servicing income and is assessed for impairment based on its current fair value.

The residual retained interests from the securitizations are accounted for as investments in available-for-sale securities and are included in other assets. The retained interests are carried at their estimated fair value at the balance sheet date. Changes in fair value are recorded, net of applicable income taxes, in accumulated other changes in equity from nonowner sources. Interest accreted on the retained interest is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interest is regularly reviewed for impairment and other-than-temporary impairment, if any, is recognized as a charge to earnings when identified in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The initial value of the retained interest is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the securitization date. Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model that incorporates management’s best estimates of key assumptions, including prepayment speeds and discount rates.

Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost, including principal and deferred costs, or market value. For 2004 and 2003, the market value exceeded the cost and no valuation allowance was necessary.

Internally Developed Software

Certain direct development costs associated with the development of internally developed software are capitalized. The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in other assets and are amortized over a period not to exceed five years. Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are reflected net of amounts written off for obsolescence and abandonment. Amounts written off are recorded in amortization expense.

Employee Benefits Expense

The Company’s employee benefits are included in programs administered and maintained by Citigroup for Citigroup's and the Company’s employees. Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis based on a Citigroup allocation that is applied to employee salary costs. Any pension obligation pertaining to these plans is a liability of Citigroup.

Stock-based Compensation

The Company participates in various Citigroup stock-based compensation programs under which Citigroup stock or stock options are granted to certain of Citigroup's and the Company's employees. As of January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified or settled after December 31, 2002. The prospective method is an adoption method provided for under SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, issued in December 2002. As of January 1, 2003, the Company recognizes expenses for these awards over the related vesting period. Prior to January 1, 2003, the Company accounted for these awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

The Company pays Citigroup directly for participation in certain of its stock-based compensation programs, but receives a capital contribution for amounts related to participation in the employee stock purchase program and the employee incentive stock option program.

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the dilutive effect that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock. Diluted earnings per share is computed by dividing net income by the weighted-average sum of common shares outstanding and common stock equivalents for the period.

In 2004, 2003 and 2002, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

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

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Since all of the Company's deferred tax assets are expected to be realized, the Company does not maintain a valuation allowance for these assets.

New Accounting Standards

Other Than Temporary Impairment
On December 31, 2004, the Company adopted the disclosure requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on recognizing other-than temporary impairments on certain investments. Adoption of EITF 03-1 had no impact on the Company's 2004 disclosures.

Variable Interest Entities
On January 1, 2004, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which includes substantial changes from the original FIN 46. These changes include modification of the calculation of expected losses and expected residual returns to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest entity (VIE) has been changed in the revised guidance. FIN 46-R changes the method of determining whether certain entities, including securitization entities, should be included in consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has: (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. Certain entities, including transferors to qualifying special purpose entities (QSPEs) meeting the reporting requirements of SFAS No. 140, are specifically exempt from the scope of FIN 46. Since the Company’s securitizations use trust arrangements that meet the QSPE conditions of SFAS No. 140, its QSPE’s financial statements are not consolidated with the financial statements of the Company. The Company has no other structures that qualify as VIEs. The provisions of FIN 46 applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 31, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the provisions of FIN 46 in the third quarter of 2003. The adoption of FIN 46-R had no impact to the Company’s financial condition or results of operations.

2 STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program. The Company owns, holds and manages the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal Parent Loans to Undergraduate Students (PLUS) and Federal Consolidation Loans. In addition, the Company’s government-guaranteed portfolio includes Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans), which are guaranteed student loans for borrowers in designated health professions. Whenever the stated interest rates on most FFEL Program loans provide less than prescribed rates of return, as defined by the Act, the federal government pays a special allowance payment (SAP), which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum, over a base rate tied to either the

91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on loan origination date. The federal government generally pays both the SAP, if any, and the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment.

Borrowers’ interest rates can be either fixed or variable. Borrowers of Federal Consolidation Loans typically pay a fixed rate that is at the weighted average interest rate of the underlying retired loans. Generally, Federal Stafford and PLUS loans originated after July 1992 have variable interest rates that are reset annually each July 1st. The reset rates are based on an average of either the 91-day Treasury Bill auction yield or the one-year constant maturity Treasury yields, depending on loan origination date.

Under the Federal Consolidation Loan Program, borrowers are eligible to consolidate various types of federally guaranteed student loans into a single loan (Federal Consolidation Loan) that is federally insured. Similar to other FFEL Program loans, the Company is eligible to receive SAP payments that increase the lender’s yield when the base rate plus the markup described above exceeds the borrower rate. The lender of Federal Consolidation Loans is required to pay to the Department a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending balance of the sum of the principal and the accrued interest of Federal Consolidation Loans held.

The Company’s loan portfolio grows through new FFEL Program loan disbursements as well as secondary market and other loan portfolio purchases. Purchases may include FFEL Program loans purchased through third party purchase agreements. These agreements obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. The contractual premium on the loans purchased through these contracts may vary from purchase to purchase. Since these purchased loans are guaranteed by the Department, credit risk with respect to these loans is substantially mitigated. During the years 2004 and 2003, loans totaling $286 million and $106 million, respectively, were acquired pursuant to these programs.

The Company’s portfolio also contains non-FFEL Program loans originated through alternative programs developed for students who either do not qualify for federal government sponsored student loan programs or need additional financial assistance beyond that available through the government programs. Alternative loans are generally offered based on the borrower’s or co-signer’s creditworthiness.

Substantially all of the Company’s alternative loan portfolio is composed of CitiAssist Loans, the Company’s own proprietary loan product created to provide students with an additional means to finance students’ higher education costs in excess of their available financial resources. The loan is prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder. These loans are serviced by the Company or a related party servicer. Expenses incurred by the Company to underwrite, disburse and service CitiAssist Loans for CBNA are charged to CBNA in a service fee in accordance with the provisions of an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fee premiums. At December 31, 2004, CBNA had disbursed $691.4 million of CitiAssist Loans that had not yet been acquired by the Company. The Company expects to acquire substantially all of these CitiAssist Loans during the first half of 2005. Premiums paid to CBNA are amortized as a reduction of interest income over the average life of the loans in the portfolio. At December 31, 2004 and 2003, the Company’s CitiAssist portfolio was $3,648.5 million and $2,642.6 million, respectively, exclusive of unamortized premiums.

At December 31, 2004, the Company’s loan assets were composed of a $23.0 billion portfolio of student loans held and a $1.9 billion inventory of student loans held for sale. At December 31, 2003, the Company had $20.3 billion of loans held and $2.9 billion of loans held for sale. The inventory of loans available for sale is primarily composed of FFEL Program Consolidation Loans acquired through third party marketing relationships and loans consolidated internally.

The loans are summarized by program type as follows:

	December 31

(Dollars in thousands)	2004	2003

Federal Stafford Loans	$ 9,286,217	$ 9,455,654
Federal Consolidation Loans	8,316,851	6,596,586
Federal SLS/PLUS/HEAL Loans	1,164,783	1,157,865
CitiAssist/other alternative Loans	3,648,630	2,642,740

Total student loans held, excluding deferred costs	22,416,481	19,852,845
Deferred origination and premium costs	541,814	432,751

Loans held	22,958,295	20,285,596
Less: allowance for loan losses	(5,046)	(4,835)

Loans held, net	22,953,249	20,280,761

Federal Consolidation Loans held for sale, excluding deferred costs	1,883,084	2,844,190
Deferred origination and premium costs	47,216	95,566

Loans available for sale	1,930,300	2,939,756

Total loan assets	$ 24,883,549	$23,220,517

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

For each FFEL Program loan, guarantors may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan. In addition, the Act requires that a federal loan origination fee be paid on Federal PLUS and Stafford Loan originations. The lender, which may deduct the fees from the loan proceeds before the lender remits the disbursement to the school, is responsible for forwarding the fees to the federal government. Current regulations limit the federal government’s borrower-paid loan origination fee to a maximum of 3% of the loan principal.

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the guarantee on principal and interest. In the event of default on a student loan or a borrower’s death, disability or bankruptcy, the Company files a claim with the guarantor of the loan. Prior to January 1, 2004, provided the loan had been properly originated and serviced, the guarantor generally paid the Company 98% of the sum of the unpaid principal and accrued interest for FFEL Program default claims filed. The 2% amount not reimbursed was charged off to allowance for loan losses. Claims on FFEL Program loans filed due to a borrower’s death, disability or bankruptcy are not subject to the 2% risk-sharing loss provisions. Effective January 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. In addition, vendors servicing $4.9 billion (20%) of the Company’s student loan assets received the Exceptional Performer designation in 2004. As a result of this designation, the Company and its qualified servicers receive 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement and these claims are not subject to the 2% risk-sharing loss as long as the Company and these servicers continue to meet eligibility standards published by the Department. The servicing standards required to maintain the Exceptional Performer designation are re-assessed quarterly by the Department.

The allowance for loan losses provides a reserve for estimated risk-sharing and other credit and operating losses on FFEL Program and CitiAssist Loans. At year-end 2003, the Company’s allowance for loan losses, as well as its provision for loan losses, were reduced by $4.5 million ($2.7 million after tax) to account for the effects of the Company’s Exceptional Performer designation. In addition, the allowance and provision balances at December 31, 2004 reflect the effect of the servicers’ receipt of that designation.

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	2004	2003	2002

Balance at beginning of year	$ 4,835	$ 6,700	$ 4,094
Provision for loan losses	7,989	10,358	12,662
Charge offs	(9,835)	(12,626)	(10,361)
Recoveries	2,057	403	305

Balance at end of year	$ 5,046	$ 4,835	$ 6,700

The allowance for loan losses at December 31, 2004 provided a $1.7 million reserve for FFEL Program Loans and a $3.3 million reserve for CitiAssist Loans. At December 31, 2003, the allowance included $3.3 million for FFEL Program Loans and $1.5 million for CitiAssist Loans.

During 2004, 2003 and 2002, certain FFEL Program claims were rejected by the guarantor because of servicing or origination defects and were returned to the Company for remedial loan servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans were $0.1 million and $0.5 million at December 31, 2004 and 2003, respectively. If the guarantee on the rejected claim cannot be reinstated, the defaulted loan is written off against the allowance for loan losses. Claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged directly against current interest income.

CitiAssist Loans do not carry the federal government guarantee. Most CitiAssist Loans are insured by one of the following insurance companies: Guaranty National Insurance Company (GNIC), Globe Indemnity Company (GIC) or United Guaranty (UG). UG is a subsidiary of American International Group. GNIC and GIC are subsidiaries of Royal & SunAlliance Insurance Group PLC. During 2003, the financial strength ratings of GNIC and GIC were downgraded to below investment grade. The downgrade did not impact their ability to pay insurance claims in 2004 and the Company does not currently expect that the downgrade will have a material impact on the insurance companies’ ability to pay insurance claims when made by the Company.

The GNIC- and GIC-insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under UG’s program, defaults on new loan originations are generally subject to risk-sharing losses of 10% - 20%. The Company expects that the increase in risk-sharing expense will generally be offset by a decrease in insurance premiums. During 2004 and 2003, $15.6 million and $12.7 million, respectively, of CitiAssist Loans were submitted for claim. Substantially all of these claimed amounts have been paid. Certain CitiAssist Loans are not insured against loss. Uninsured CitiAssist Loans of $436.9 million carry risk-sharing arrangements with investment-grade universities. The Company is exposed to losses of up to 100% on loans that do not carry insurance or maintain risk-sharing arrangements. The Company’s commitments for insurance expire on March 31, 2006. However, this contract must be renegotiated annually on mutually agreed upon terms in order to retain the insurance coverage.

The following table provides an analysis of the Company’s student loans by guarantor/insurer:

	December 31

(Dollars in thousands)	2004	%	2003	%

United Student Aid Funds	$ 5,657,418	23	$ 6,396,196	28
EdFund	3,046,503	13	2,761,418	12
New York State Higher Education Services Corp.	7,134,688	29	6,657,025	29
Great Lakes Higher Education	1,208,422	5	1,122,418	5
Illinois Student Aid Commission	723,133	3	615,031	3
GNIC/GIC/AIG/other third party insurers	3,100,596	13	2,245,996	10
Other guarantors	2,875,166	12	2,496,969	11

Total guaranteed/insured	23,745,926	98	22,295,053	98
Unguaranteed/uninsured/university risk-shared	553,639	2	401,982	2

Total loans, excluding deferred costs and allowance for loan losses	$24,299,565	100	$22,697,035	100

The table below shows the Company’s CitiAssist Loan delinquency trends as of December 31, 2004 and 2003. Delinquencies have the potential to adversely impact earnings if the loan charges off and results in increased servicing and collection fees.

	December 31

(Dollars in thousands)	2004	2003

Total CitiAssist Loans	$ 3,648,496	$ 2,642,568
CitiAssist Loans in repayment	$ 1,882,280	$ 1,260,945
CitiAssist Loans delinquent 30-89 days as a % of total CitiAssist Loans in repayment	1.7%	2.1%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	0.6%	0.9%
Total loan loss reserve for CitiAssist Loans	$ 3,293	$ 1,457
Loan loss reserve for CitiAssist Loans as a % of total CitiAssist Loans that are delinquent 90 days or greater	27.4%	13.1%
Total CitiAssist Loans insured by third party insurers	$ 3,100,596	$ 2,245,996
Uninsured CitiAssist Loans covered under risk-sharing agreements with schools and universities	$ 436,934	$ 308,351

3 OTHER ASSETS

Other assets are summarized as follows:

	December 31

(Dollars in thousands)	2004	2003

Accrued interest receivable
from student loan borrowers/others	$ 325,716	$ 353,726
from federal government	77,846	36,435
Retained interests in securitized assets (note 15)	72,733	28,672
Servicing asset from securitization activity (note 15)	28,177	-----
Interest-bearing deposit related to interest rate swaps (note 12)	1,701	13,301
Equipment and computer software (note 8) (1)	49,142	38,038
Other	13,349	12,741

Total other assets	$ 568,664	$ 482,913

(1) Amounts are reflected net of accumulated depreciation and software amortization of $20.0 million and $10.5 million at December 31, 2004 and 2003, respectively.

The increase in accrued interest receivable from the federal government in 2004, compared to 2003, is primarily a result of the increased special allowance benefit due to the higher interest rate environment, and growth in the volume of FFEL Program loans from borrowers in school or deferment.

Included in equipment and computer software is $42.0 million and $33.7 million of capitalized internally developed software at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Company capitalized $18.9 million and $20.7 million, respectively, in costs related to software development, primarily for the development and implementation of a new loan originations platform that was installed during 2004.

4 SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

	December 31

	2004		2003

(Dollars in thousands)	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate

Notes payable	$11,436,000	2.09%	$7,173,100	1.51%
Portion of long-term borrowings due within one year	9,550,000	2.14%	2,800,000	2.57%

Total short-term borrowings	$20,986,000	2.11%	$9,973,100	1.81%

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 2004 and 2003, short-term borrowings consisted of borrowings made under the terms of an Omnibus Credit Agreement with CBNA, which expires in December 2009. The maximum aggregate credit limit available for combined short- and long-term borrowings was $25 billion at December 31, 2004. In January 2005, the credit limit was increased to $30 billion to accommodate new disbursements and purchases. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2004, $40.2 billion in new short-term borrowings were made and original short-term borrowings of $36.0 billion were repaid. During 2003, new short-term borrowings of $39.6 billion were made and original short-term borrowings of $45.9 billion were repaid. Of the total short-term borrowings above, $14.7 billion have a fixed interest rate and the remainder has a variable interest rate, based on the monthly Federal Funds rate.

At December 31, 2004, the Company was a party to forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into forward funding commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates based on the date that the forward funding commitment is scheduled to be drawn upon. All of the forward funding commitments, which were drawn upon in January 2005, are contracted to mature between July 2005 and January 2006 and have fixed interest rates ranging from 2.1% to 3.2%.

5 LONG-TERM BORROWINGS

A summary of long-term borrowings follows:

	December 31

(Dollars in thousands)	2004	2003

CBNA Notes, based on LIBOR (note rate 1.16% at December 31, 2003), due January 2004	$ -----	$ 1,400,000
CBNA Notes, fixed rate (note rates ranged from 3.10% to 4.19% at December 31, 2003), due January 2004	-----	1,400,000
CBNA Notes, fixed rate (note rates ranged from 1.34% to 2.30% at December 31, 2004 and 2003), due January 2005	2,400,000	2,400,000
CBNA Notes, based on LIBOR (note rate 2.01% at December 31, 2004 and 1.16% at December 31, 2003), repricing quarterly, due January 2005	500,000	500,000
CBNA Notes, fixed rate (note rates ranged from 1.70% to 2.04% at December 31, 2004 and 2003), due February - April 2005	750,000	750,000
CBNA Notes, based on LIBOR (note rates ranged from 2.22% to 2.47% at December 31, 2004 and from 1.16% to 1.17% at December 31, 2003), repricing every two months, due July - August 2005.	5,900,000	5,900,000
CBNA Notes, fixed rate (note rate 2.21% at December 31, 2004 and 2003), due April 2006	500,000	500,000
CBNA Notes, based on LIBOR or a strike rate, whichever is higher, (note rates ranged from 1.93% to 2.43% at December 31, 2004 and from 1.19% to 1.28% at December 31, 2003), repricing quarterly, due September - October 2006	2,000,000	2,000,000
CBNA Notes, fixed rate (note rate 3.02% at December 31, 2004 and 2003), due April 2008	300,000	300,000
Less: portion of long-term borrowings due within one year	(9,550,000)	(2,800,000)

Total long-term borrowings	$ 2,800,000	$12,350,000

At December 31, 2004 and 2003, long-term borrowings were made under the terms of an Omnibus Credit Agreement, as amended, with CBNA, the Company’s principal shareholder. During 2004, original long-term borrowings of $2.8 billion were repaid and there were no new long-term borrowings. During 2003, new long-term borrowings of $11.2 billion were made and $2.4 billion were repaid.

At December 31, 2004, original long-term debt of $9.6 billion that was scheduled to mature in one year or less was reclassified to short-term borrowings. Of this amount, the Company intends to immediately refinance $5.9 billion into new long-term debt obligations when the borrowings mature in 2005. At December 31, 2004, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows: $9.6 billion in 2005, $2.5 billion in 2006 and $0.3 billion after 2006.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities. Additionally, from time to time, the Company enters into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets. Under these swap agreements, indices of the interest obligations of the Company’s LIBOR-based notes are swapped into the asset yield, generally, the 91-day Treasury Bill rate. See Note 12 for further discussion of the Company’s interest rate swaps.

6 OTHER LIABILITIES

Other liabilities are summarized as follows:

	December 31

(Dollars in thousands)	2004	2003

Interest payable, primarily to CBNA (note 9)	$111,116	$157,563
Income taxes payable, primarily to CBNA (note 11)	65,665	69,257
Interest rate swaps, primarily with CBNA (note 12)	-----	1,596
Accounts payable and other liabilities	153,424	86,793

Total other liabilities	$330,205	$315,209

7 FEE AND OTHER INCOME

A summary of fee and other income follows:

(Dollars in thousands)	2004	2003	2002

Late fees	$ 8,161	$ 8,037	$ 9,615
Gains on loans sold	10,371	35	----
Origination and servicing fees, primarily from servicing loans for CBNA (and CNYS in 2003 and 2002)	9,392	10,328	8,176
Other	451	438	458

Total fee and other income	$28,375	$18,838	$18,249

8 OTHER EXPENSES

A summary of other expenses follows:

(Dollars in thousands)	2004	2003	2002

Servicing, professional, guarantor and other fees paid	$47,957	$48,760	$49,436
Data processing	8,808	9,712	8,454
Advertising and marketing	9,081	7,047	6,603
Stationery, supplies and postage	3,597	4,195	1,392
Premises, primarily rent	2,189	1,786	1,616
Communications	2,371	3,981	3,372
Depreciation and software amortization	11,489	5,044	4,544
Travel and entertainment	2,097	2,064	1,923
Minor equipment	2,474	1,422	1,289
Other	4,967	1,677	1,999

Total other expenses	$95,030	$85,688	$80,628

9 RELATED PARTY TRANSACTIONS

A number of significant transactions are carried out between the Company and Citigroup and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company, including the Omnibus Credit Agreement, the tax-sharing agreement and the CitiAssist Loan originations and servicing agreements.

Detailed below is a description of, and amounts relating to, the Company’s transactions with CBNA or other Citigroup affiliates that have been reflected in the accompanying financial statements for the years ended December 31, 2004, 2003 and 2002.

The Company’s loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements are reflected on the accompanying chart.

In addition, pursuant to an intercompany agreement with CBNA, the Company performs loan originations and servicing for CitiAssist Loans held by CBNA prior to purchase by the Company. Amounts earned by the Company for these services are included under Fee and Other Income in the accompanying chart.

The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to Citibank (New York State) (CNYS) in 1992 by the Company in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. Amounts of $1.1 million, $1.2 million and $1.5 million were paid to CBNA (or its predecessor, CNYS) in 2004, 2003 and 2002, respectively, under this agreement. The corresponding remaining liability is recorded as a payable to principal stockholder on the Company’s financial statements. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. Amounts of $117.7 million, $128.7 million, and $70.0 million were paid to Citigroup in 2004, 2003 and 2002, respectively, for tax allocation payments.

The Company’s borrowings of $23.8 billion and $22.3 billion at December 31, 2004 and 2003, respectively, were made under the terms of an Omnibus Credit Agreement with CBNA, which provided for $25 billion in total credit at December 31, 2004. In January 2005, the credit limit was increased to $30 billion to accommodate future disbursements and purchases. Interest expense of $375.4 million, $369.2 million and $579.2 million, incurred under the terms of the Omnibus Credit Agreement in 2004, 2003 and 2002, respectively, is included in Interest Expense in the table below. At December 31, 2004 and 2003, the Company’s outstanding borrowings with CBNA had contracted weighted average interest rates of 2.07% and 1.60%, respectively, based on LIBOR at the time the borrowings were established or rates reset. See Notes 4 and 5 to the financial statements for further information on the Company’s borrowings.

In addition, at December 31, 2004, the Company was a party to forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of the loan commitments, which were drawn upon in January 2005, are contracted to mature between July 2005 and January 2006 and have fixed interest rates ranging from 2.1% to 3.2%.

During 2004 and 2003, the Company had a number of interest rate swaps with CBNA. CBNA was paid a fee of 0.005% of the notional amount of the swaps, primarily for the use of credit lines and counterparty risk management systems. Also, in 2004, 2003 and 2002 interest expense of approximately $2.8 million, $9.9 million and $2.0 million, respectively, was incurred pursuant to the interest rate swap agreements with CBNA. These amounts are included under Interest Expense in the table below. All of the Company’s outstanding swaps under this program matured on January 4, 2005.

The Company, through its participation in Citigroup’s employee compensation plans, is included in various stock-based compensation plans under which Citigroup stock or stock options are granted to certain of

Citigroup's and the Company’s employees. The stock-based compensation expenses for 2004, 2003 and 2002 are presented in the table below. In addition, the Company participates in various Citigroup employee benefit plans, the cost of which is presented in the table below.

Affiliates of Citigroup provide the facilities and building services for the Company’s Pittsford, New York facility through an intercompany agreement. Intercompany charges for these services are included in the table below. The fees the Company pays to subcontractors for loan origination and servicing activities and the fees it receives for servicing and administrative work performed on portfolios owned by CBNA are recorded based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. The Company believes that the terms and pricing under these agreements were negotiated on an arm's length basis and are at fair market value.

Below is a summary of the income statement impacts of related party transactions with CBNA and other Citigroup affiliates for the years 2004, 2003 and 2002. See also information about CitiAssist Loan transactions described in Note 2, short- and long-term funding and interest rate swap transactions described in Notes 4, 5 and 12, employee benefit related transactions described in Note 10, and income tax matters described in Notes 1, 6 and 11:

(Dollars in thousands)	2004	2003	2002

Revenues
Interest Expense (notes 4, 5 and 12)	$378,191	$379,078	$581,242
Fee and Other Income (note 2)	8,521	9,746	7,961

Operating Expenses
Salaries and employee benefits
Employee benefits and administration	$ 7,712	$ 5,818	$ 4,263
Stock-based compensation	1,012	593	222
Other Expenses
Servicing, professional and other fees paid	36,523	35,810	36,736
Data processing	5,467	6,352	6,003
Premises, primarily rent	2,026	1,766	1,616
Communications	1,966	3,503	2,227
Other	1,143	479	458

10 EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees and workers compensation. Citigroup charges the Company a fringe rate calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 25%, 23% and 20% for 2004, 2003 and 2002, respectively. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup’s or CBNA’s percentage ownership in the Company was reduced below 50%, the Company would withdraw from participation in certain Citigroup benefit plans and would procure benefits coverage for its employees independently. The benefits expenses incurred are believed to be at fair market value.

Substantially all of the Company’s employees participate in Citigroup’s non-contributory defined benefit plans. Any pension obligation pertaining to these plans is a liability of Citigroup. Included in the fringe rate are the amounts of pension expense allocated to the Company of approximately $910,000 in 2004 and $367,000 in 2003. There was no pension expense in 2002. These amounts are included with other employee benefit costs in Employee benefits and administration in the related party transactions table in Note 9.

11 INCOME TAXES

The provision for income taxes consists of the following:

(Dollars in thousands)	2004	2003	2002

CURRENT
Federal	$103,839	$103,255	$79,779
State	16,126	20,745	21,642

Total current	119,965	124,000	101,421

DEFERRED
Federal	49,599	11,008	14,717
State	7,703	2,212	3,993

Total deferred	57,302	13,220	18,710

Total income tax provision	$177,267	$137,220	$120,131

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2004, 2003 and 2002 are as follows:

(Dollars in thousands)	2004	2003	2002

Income taxes computed at federal statutory rate	$161,778	$122,298	$103,468
State tax provision, net of federal benefits	15,489	14,922	16,663

Total income tax provision	$177,267	$137,220	$120,131

For 2004, 2003 and 2002, the income tax provision was decreased by $2.9 million, $2.4 million and $0.5 million, respectively, for the impact on deferred tax assets and liabilities of enacted changes in tax laws or rates.

Deferred income taxes consist of the following:

	December 31,

(Dollars in thousands)	2004	2003

Deferred Tax Assets
Loan premium	$3,409	$4,392
Account relationship	2,498	3,421
Noncompetition agreement	787	1,080
Software	235	317
Cash flow hedges	----	638
Interest accretion from retained interest investments	12,537	7,595
Allowance for loan losses	1,971	971
Other	3,112	1,836

Total deferred tax assets	24,549	20,250

Deferred Tax Liabilities
Deferred loan origination costs	(179,193)	(135,025)
Internally developed software costs	(13,143)	(4,770)
Gain on securitizations and unrealized changes in valuation of retained interest investments	(17,030)	(8,044)
Other	(1,265)	(1,787)

Total deferred tax liabilities	(210,631)	(149,626)

Net deferred tax liabilities	$(186,082)	$(129,376)

Included in the Company’s deferred tax assets are $6.9 million and $9.2 million at December 31, 2004 and 2003, respectively, related to payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The Company agreed to share with CNYS 50% of the deferred tax assets arising from these intercompany payments and the remaining amount payable under the agreement is recorded on the financial statements as a payable to the principal stockholder. In 2003, CNYS merged with CBNA and CBNA became a party to the tax-sharing agreement.

The Company has a program to securitize specifically identified portfolios of its loan assets. In 2004, the Company securitized approximately $1.5 billion of student loan assets and recorded a $13.1 million gain on securitization and a $47.0 million retained interest investment related to the securitization. See Note 15 to the financial statements for additional information on the Company’s securitization transactions. The Company recognizes its securitization transactions as sales for financial statement purposes, but they are treated as financings for tax purposes. At December 31, 2004 and 2003, the Company had deferred tax assets of $12.5 million and $7.6 million, respectively, for the tax effect of the accreted earnings for those years on the retained interest investments. In addition, at December 31, 2004 and 2003, the Company had deferred tax liabilities of $17.0 million and $8.0 million, respectively, for the temporary differences that resulted from the gains recorded on the securitization transactions and the unrealized change in the valuation of the retained interest investments.

At December 31, 2004 and 2003, the Company had deferred tax liabilities of $179.2 million and $135.0 million, respectively, for the temporary differences resulting from deferred loan origination costs. These deferred origination costs are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes.

At December 31, 2004 and 2003, the Company had deferred tax liabilities of $13.1 million and $4.8 million, respectively, for the temporary differences resulting from internally developed software costs. The internally developed software costs are deducted currently for income tax purposes, but are amortized rateably over their useful lives for financial statement purposes.

12 INTEREST RATE SWAP AGREEMENTS

From time to time, the Company enters into interest rate swap agreements to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings and received on its loan assets. In 2004 and earlier years, the Company participated in a swap program that met the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

At December 31, 2004, the Company had a number of interest rate swap agreements outstanding with CBNA, an investment-grade counterparty, to receive payments based on LIBOR and make payments based on the asset yield at the 91-day Treasury Bill rate. These agreements, which have been designated as hedges, were effective in offsetting the changes in cash flow hedges for the risk being hedged. The swap agreements had notional amounts totaling $1.1 billion and $3.0 billion at December 31, 2004 and 2003, respectively. All of the Company’s outstanding swaps under this program matured on January 4, 2005. They had no reportable fair value at December 31, 2004. The fair value of the swap agreements at December 31, 2003 was a liability of $1.6 million, and is reflected in other liabilities on the balance sheet. It had a related amount of $1.0 million, reflected net of $0.6 million of taxes, in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.

For 2004 and 2003, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements.

The following table summarizes the activity in accumulated other changes in equity from nonowner sources due to cash flow hedges:

(Dollars in thousands)	2004	2002

Balance at beginning of year	$ (958)	$ (7,010)
Net gain/(loss) from cash flow hedges (net of taxes of $(439) for 2004 and $146 for 2003)	(721)	211
Net amounts reclassified to earnings (net of taxes of $1,077 for 2004 and $4,047 for 2003)	1,679	5,841

Balance at end of year	$ ----	$ (958)

Net amounts reclassified from accumulated other changes in equity from nonowner sources were reported in interest expense. The balance in accumulated other changes in equity from nonowner sources was reclassified into earnings as of December 31, 2004, since the swaps had no reportable value at that time due to their impending maturity.

In accordance with the provisions of the interest rate swap agreements, the Company maintained an interest-bearing deposit with a subsidiary of Citigroup as a reserve for liabilities related to these agreements. At December 31, 2004 and 2003, a deposit of $1.7 million and $13.3 million, respectively, was maintained. All deposits were returned to the Company in January 2005 when the swaps matured.

Credit risk is the exposure to loss in the event of nonperformance by the other party to a transaction and is a function of the ability of the counterparty to honor its obligations to the Company. Credit risk with respect to participation in swap agreements has been managed by entering into swaps with counterparties having investment-grade external credit ratings.

13 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments at December 31 follows:

	2004		2003

(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Student loans, net	$24,883,549	$25,892,735	$23,220,517	$24,172,171
Cash	628	628	476	476
Interest-bearing deposit related to interest rate swaps	1,701	1,701	13,301	13,301
Accrued interest receivable	403,562	403,562	390,150	390,150
Retained interest in securitized assets	72,733	72,733	28,672	28,672
Servicing asset	28,177	28,548	---	---

Financial Liabilities
Interest rate swaps	$ ---	$ ---	$ 1,596	$ 1,596
Short-term borrowings	20,986,000	20,977,647	9,973,100	9,973,768
Long-term borrowings	2,800,000	2,783,087	12,350,000	12,356,680
Accrued interest payable	111,116	111,116	157,563	157,563

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

The excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, default rates and maturity or contractual settlement dates. The fair value of student loans exceeded their carrying value by $1,009 million and $952 million at December 31, 2004 and 2003, respectively. The increase in the fair value of student loans at December 31, 2004, compared to the prior year, was primarily reflective of portfolio growth and lower expected credit losses as a result of a number of the Company’s third party servicers receiving the Exceptional Performer designation in 2004. See Note 2 for further information on the benefits of this designation.

Student Loans, Net
The fair value of student loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the market rates. The carrying value is presented net of the allowance for loan losses. For 2004, the Company changed its methodology for determining the fair value of its student loans to a more conservative valuation method. The primary change is the incorporation of a servicing cost factor into the valuation model. As such, the 2003 fair value was revalued to $24.2 billion from the $25.5 billion reported in the Company’s 2003 Annual Report and Form 10-K. The inclusion of a servicing cost factor lowered the fair value by approximately $810 million for 2004 and $791 million for 2003. In addition, deferred loan origination and premium costs of $589 million and $528 million at December 31, 2004 and 2003, respectively, further reduced the excess of fair value over cost.

Cash and Accrued Interest Receivable and Payable
Due to the short-term nature of these instruments, carrying value approximates fair value.

Retained Interest in Asset Securitizations
The fair value of the retained interest in the assets securitized was determined using a discounted cash flow model. Retained interests are recorded at fair value on the financial statements. For more information on student loan securitizations, see Note 15.

Servicing Asset
The fair value of the servicing asset was measured using a discounted cash flow model. For more information on student loan securitizations, see Note 15.

Interest Rate Swaps
The interest rate swaps are derivatives that qualify as cash flow hedges in accordance with the provisions of SFAS No. 133, as amended. As such, the swaps are recorded on the Company’s balance sheet at fair value. Fair value was determined by discounting the cash flows using market interest rates through the contractual maturity dates. The swaps had no reportable fair value at December 31, 2004 due to their impending maturity on January 4, 2005.

Short-Term and Long-Term Borrowings
The fair value of these instruments at December 31, 2004 and 2003 was calculated by discounting cash flows through maturity using estimated market discount rates. The fair value of the Company’s borrowings at December 31, 2004 reflect that market rates have risen since the borrowings were made.

14 EARNINGS PER SHARE

Basic and diluted earnings per common share (EPS) were calculated in accordance with current accounting standards. The Company had no dilutive common stock equivalents in 2004, 2003 and 2002. Therefore, the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was $285.0 million, $212.2 million and $175.5 million for 2004, 2003 and 2002, respectively. The weighted average shares outstanding during all of 2004, 2003 and 2002 was 20 million. Basic (and diluted) EPS was $14.25, $10.61 and $8.77 for 2004, 2003 and 2002, respectively, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

15 STUDENT LOAN SECURITIZATIONS

The Company maintains a program to securitize certain portfolios of FFEL Program student loan assets and enters into securitization transactions from time to time. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company’s program to securitize student loans, the loans are removed from the financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors.

In November 2004, the Company securitized approximately $1.5 billion of Federal Consolidation Loans through the sale of the loans to a trust through a wholly owned special purpose subsidiary that was established for that purpose. In 2002, the Company securitized approximately $0.4 billion of Federal Consolidation Loans. The Company did not securitize any loans in 2003. Since the Company's securitizations used trust arrangements that met the QSPE conditions of SFAS No. 140, its QSPE's financial statements are not consolidated with the financial statements of the Company.

The 2004 and 2002 securitizations resulted in pre-tax gains of $13.1 million and $4.1 million, respectively. The recorded gain is the difference between the carrying value of the assets sold to the trust by the Company’s special purpose subsidiary and the fair value of the assets received, composed of cash proceeds and retained interests. The proceeds from both years of securitizations were used to retire debt. During 2003, a junior certificate of $8.5 million was redeemed and the Company received principal of $8.5 million and capitalized interest of $0.2 million.

In connection with the securitization of loans, the Company retains servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages. At December 31, 2004, the Company’s servicing asset was $28.2 million, representing the amount of its unamortized carrying value at that date. The fair value of the servicing asset was $28.5 million at December 31, 2004, measured using the following key assumptions: discount rate of 5.85%, servicing revenue of 49 basis points and servicing costs of approximately 19 basis points on average per borrower per month. The Company had no servicing assets during 2003 or 2002. At December 31, 2004 and 2003, approximately $1.8 billion and $0.4 billion, respectively, of student loan assets were held by the trusts. There were no receivables due from the trusts or payables due to the trusts at December 31, 2004.

The following table summarizes the changes in the Company’s servicing asset for the 2004 trust:

(Dollars in thousands)	2004

Balance at beginning of year	$ ----
Increase in servicing assets	28,548
Amortization	(371)

Balance at end of year	$28,177

At December 31, 2004 and 2003, the Company had retained interests in the assets securitized of approximately $72.7 million and $28.7 million, respectively, recorded at fair value. Interest income of $13.2 million and $0.4 million was earned on the retained interests in the trusts during 2004 and 2003, respectively. During 2004 and 2003, the trusts paid $5.9 million and $5.6 million, respectively, in note interest to third party investors. The Company made no payments to the securitization trusts in 2004, 2003 and 2002.

The following table summarizes cash flows that the Company received from the securitization trusts during 2004, 2003 and 2002:

(Dollars in thousands)	2004	2003	2002

Proceeds from new securitizations, net of accrued interest	$1,461.9	$ ----	$449.2
Proceeds from redemption of junior note	----	8.5	----
Administrative and servicing fees received	0.7	0.6	0.2
Cash flows received on retained interests and other net cash flows	12.4	0.3	----

Key assumptions used for measuring the fair value of the retained interest in the assets securitized for the 2004 trust at the date of securitization were as follows:

(Dollars in thousands)	2004

Fair value of the retained interest	$46,993
Discount Rate	10.0%
Consolidation Loan Ramp prepayment rate	0.0% to 8.0%
Anticipated net credit losses	0.00%
Basis spread between LIBOR and Commercial Paper rate	0.10%
Borrower Benefits Utilization-Automated Clearing House	38.8% to 40.0% (1)
Borrower Benefits Utilization-On time payments	13.6% to 17.6% (2)

(1) (2)	Average estimated utilization differs over time. The Company’s estimate ranges from 38.8% to 40.0%. Average estimated utilization differs over time. The Company’s estimate ranges from 13.6% to 17.6%.

The Consolidation Loan Ramp (CLR) is the industry standard consolidation loan prepayment ramp that estimates prepayment rates at a graduated level from 0% to 8% over the first ten years and stays flat at 8% thereafter. The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can be eligible to receive a 1% rate reduction if they make 36 consecutive on time payments and keep making on time payments.

The key assumptions used to value the combined retained interests for both the 2004 and 2002 securitization trusts at year-end were as follows:

	December 31

(Dollars in thousands)	2004	2003

Fair value of the retained interests	$72,733	$28,672
Discount rate	10.0%	7.0%
Consolidation prepayment rates	Up to 8.0% in 10 years	3.0%
Anticipated net credit losses	0.00%	0.24%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.18%
Borrower Benefits-Automated Clearing House	38.8% to 40.0%	40.0%
Borrower Benefits-On time payments	13.6% to 17.6%	15.0%

The change in the discount rate assumption from 2003 to 2004 was a result of the increased variability of cash flows. Management believes that the December 31, 2004 discount rate assumption of 10% is comparable with that used in the industry.

For the 2004 securitization trust, a prepayment curve called the Consolidation Loan Ramp (CLR) (as described above) was used for the prepayment assumption. This prepayment rate assumption was utilized in structuring the debt tenors and was disclosed to the investors of such notes.

Due to the 2004 benefits from the Exceptional Performer designation, the Company used an anticipated net credit loss assumption of 0% for 2004 for the securitized loans.

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

	December 31

(Dollars in thousands)	2004	2003

Retained interests	$ 72,733	$ 28,672

Discount rate	10.0%	7.0%
+10% (reflecting a discount rate of 11.0% for 2004 and 7.7% for 2003)	$ (2,865.8)	$ (818.7)
+20% (reflecting a discount rate of 12.0% for 2004 and 8.4% for 2003)	$ (5,512.3)	$ (1,589.6)

Consolidation Loan Ramp prepayment rate	Up to 8.0% in 10 years	3.0%
+10% (reflecting a Consolidation Loan Ramp prepayment rate of 5.5% to 8.8% for 2004 and 3.3% for 2003)	$ (960.1)	$ (209.6)
+20% (reflecting a Consolidation Loan Ramp prepayment rate of 6.0% to 9.6% for 2004 and 3.6% for 2003)	$ (1,822.0)	$ (409.1)

Anticipated net credit losses	0.00%	0.24%
+10% (reflecting anticipated net credit losses of 0% for 2004 and 0.26% for 2003)	$ ----	$ (42.8)
+20% (reflecting anticipated net credit losses of 0% for 2004 and 0.29% for 2003)	$ ----	$ (85.8)

Basis spread	0.10%	0.18%
+10% (reflecting a basis spread of 0.11% for 2004 and 0.20% for 2003)	$ (983.0)	$ (600.1)
+20% (reflecting a basis spread of 0.12% for 2004 and 0.22% for 2003)	$ (1,991.9)	$ (1,200.3)

Borrower Benefits - ACH	38.8% to 40.0%	40.0%
+10% (reflecting borrower benefits of 42.68% to 44.00% for 2004 and 44% for 2003)	$ (960.2)	$ (287.6)
+20% (reflecting borrower benefits of 46.56% to 48.00% for 2004 and 48% for 2003)	$ (1,901.6)	$ (575.5)

Borrower Benefits - on time payments	13.6% to 17.6%	15.0%
+10% (reflecting borrower benefits of 14.96% to 19.36% for 2004 and and 16.5% for 2003)	$ (1,112.4)	$ (362.2)
+20% (reflecting borrower benefits of 16.32% to 21.12% for 2004 and 18% for 2003)	$ (2,203.5)	$ (724.6)

If the Company lost its Exceptional Performer designation, the fair value of the retained interests for net credit losses would be decreased by approximately $1.8 million. Also, a change in market interest rates could affect the value of the retained interest.

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the financial statements are subject to possible impairment and may not be fully recoverable.

The Company continues to manage the loan portfolios after they have been securitized. The Company’s managed student loan assets, loans with delinquencies of 90 days or more at December 31, 2004 and 2003, and credit losses, net of recoveries, for 2004 and 2003 are presented in the table below:

	December 31

(Dollars in thousands)	2004	2003

Student loan assets:
Total managed (1)	$ 26,723,129	$ 23,639,828
Less: securitized and removed from the financial statements (2)	(1,761,801)	(385,804)

Student loan assets owned (1) (3)	$ 24,961,328	$ 23,254,024

Loans with delinquencies of 90 days or more:
Total managed (1) (4)	$ 705,541	$ 708,828
Less: securitized and removed from the financial statements	(9,583)	(8,549)

Delinquent loans owned (1)	$ 695,958	$ 700,279

Credit losses, net of recoveries:
Total managed (1)	$ 6,649	$ 12,288
Less: securitized and removed from the financial statements	(36)	(65)

Credit losses on loans owned (1)	$ 6,613	$ 12,223

(1) (2) (3) (4)

Amounts include loans available for sale.
At December 31, 2004 and 2003, amounts were net of $72.7 million and $28.7 million, respectively, of retained interests.
At December 31, 2004 and 2003, amounts include $72.7 million and $28.7 million, respectively, of retained interests.
Of these loans, 99% were accruing interest at December 31, 2004 and 2003. See nonaccrual policy in Note 1.

16 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases. Expenses related to those agreements totaled $0.5 million in 2004 and $0.4 million in each of the years 2003 and 2002. Such expenses exclude payments of $1.4 million in each of the years 2004 and 2003, and $1.2 million in 2002, made under the related party facilities and building services agreement with an affiliate (see Note 9). The Pittsford, New York facilities agreement expires December 2013.

Future minimum lease payments at December 31, 2004 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2004 are as follows:

(Dollars in thousands)	Minimum Lease Payments

2005	$1,696
2006	1,776
2007	1,621
2008	1,627
2009	1,521
After 2009	6,391

Total	$14,632

At December 31, 2004 and 2003, variable rate FFEL Program loans in the amounts of $1,032.8 million and $952.0 million, respectively, have been committed, but not disbursed. In addition, the Company has forward purchase agreements with investment-grade counterparties, including CBNA, that obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. At December 31, 2004, the Company’s commitments with schools, universities and other entities obligated the Company to purchase $1,161 million of loans in the future. In addition, the Company had commitments of $107 million to sell certain portfolios of loans to third parties in the future.

At December 31, 2004, the Company was a party to several forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, which will be drawn upon at specified times in the future. From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into loan commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates based on the date that the loan commitment is scheduled to be drawn upon. The loan commitments, all of which were drawn upon in January 2005, are contracted to mature between July 2005 and January 2006 and have fixed interest rates ranging from 2.1% to 3.2%.

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

17 FUTURE APPLICATION OF ACCOUNTING STANDARDS

Stock-based Compensation
The Company participates in various Citigroup stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s officers and employees. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified or settled after December 31, 2002. In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments’ fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on July 1, 2005 by using a modified prospective approach. For unvested stock-based awards granted before January 1, 2003 (“APB 25 Awards”), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards is not expected to have a material impact on the Company’s financial condition or results of operations.

Certain Loans or Debt Securities Acquired in a Transfer
On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires loans to be brought in at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, loans originated by the entity, loans that are retained interests and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

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

Other-than-Temporary Impairment
On March 31, 2004, the FASB ratified EITF 03-1, which applies to other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as well as nonmarketable equity securities accounted for under the cost method, and was initially scheduled to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intention to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing proposed implementation guidance related to this topic. EITF Issue No. 03-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)	FOURTH	THIRD	SECOND	FIRST

2004
Net interest income	$143,042	$145,356	$141,546	$131,052
Provision for loan losses	(1,499)	(1,194)	(3,061)	(2,235)
Net interest income after provision for loan losses	141,543	144,162	138,485	128,817
Fee and other income	17,301	4,972	5,159	14,046
Total operating expenses	(39,453)	(34,754)	(29,302)	(28,754)
Income taxes	(46,650)	(44,691)	(44,676)	(41,249)

Net income	$72,741	$69,689	$69,666	$72,860

Basic and diluted earnings per common share	$3.64	$3.48	$3.48	$3.64

Dividends declared per common share	$0.90	$0.90	$0.90	$0.90

Common stock price:
High	$186.69	$149.99	$157.9	$158.21
Low	$139.42	$130.31	$136.5	$143.15
Close	$184.00	$141.75	$136.5	$155.01

2003
Net interest income	$111,776	$114,640	$106,967	$121,133
Reduction of (provision for) loan losses	974	(3,929)	(4,519)	(2,883)
Net interest income after reduction of (provision for) loan losses	112,750	110,711	102,448	118,250
Fee and other income	4,816	5,498	3,718	5,204
Total operating expenses	(29,213)	(29,276)	(29,571)	(25,911)
Income taxes	(35,302)	(35,412)	(30,490)	(36,016)

Net income	$53,051	$51,521	$46,105	$61,527

Basic and diluted earnings per common share	$2.65	$2.58	$2.31	$3.08

Dividends declared per common share	$0.77	$0.77	$0.77	$0.77

Common stock price:
High	$146.00	$136.95	$127.10	$101.16
Low	$118.63	$117.35	$98.70	$90.91
Close	$146.00	$119.33	$126.00	$97.60

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, Commission File Number 1-11616.

The Company is incorporated in the State of Delaware; its I.R.S. Employer Identification Number is 16-1427135; the address of its principal executive offices is 750 Washington Boulevard, Stamford, CT 06901; and its phone number is (203) 975-6237.

The Company’s common stock is registered pursuant to section 12(b) of the Securities Exchange Act of 1934 and listed on the New York Stock Exchange under the ticker symbol “STU”.

The Student Loan Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in the Company’s 2005 Proxy Statement incorporated by reference in Part III of this Form 10-K, or in any amendment to this Form 10-K.

The Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on February 18, 2005 was approximately $800 million. On that date, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2005 Proxy Statement.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:
•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Beckmann, Doynow, Glover, Handler and Levinson
•	Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission.  Stockholders may obtain copies of that index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT  06901 or on the Internet at www.studentloan.com.

Financial Statements filed for The Student Loan Corporation:
•	Statement of Income for the years ended December 31, 2004, 2003 and 2002
•	Balance Sheet as of December 31, 2004 and 2003
•	Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
•	Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

10-K CROSS REFERENCE INDEX

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2004 results.

Page

Part I

Item 1	Business	1, 17-23
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	54, 60
Item 6	Selected Financial Data	61
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-16
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	13-14
Item 8	Financial Statements and Supplementary Data	28-54
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	24
Item 9B	Other Information	None

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV

Item 15	Exhibits and Financial Statement Schedules	56

*	The Student Loan Corporation’s 2005 Proxy Statement is incorporated herein by reference. Such incorporation by reference shall not include the information referred to in Item 402(a)(8) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2005.

The Student Loan Corporation
(Registrant)

/S/ DANIEL P. MCHUGH

Daniel P. McHugh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2005.

The Student Loan Corporation’s Principal Executive Officer:

/S/ MICHAEL J. REARDON

Michael J. Reardon

The Student Loan Corporation’s Principal Financial and Accounting Officer:

/S/ DANIEL P. MCHUGH

Daniel P. McHugh

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Michael J. Reardon their attorney-in-fact, empowering him to sign this report on their behalf:

Bill Beckmann	Glenda B. Glover	Carl E. Levinson

Gina Doynow	Evelyn E. Handler

DIRECTORS and EXECUTIVE OFFICERS

Directors	Executive Officers

Bill Beckmann	Michael J. Reardon
President	Chief Executive Officer and President
Citigroup Real Estate Servicing and Technology
Mark Gilder
Gina Doynow	Chief Operating Officer
Vice President
Citicorp and Citibank, N.A.	Daniel P. McHugh
Chief Financial Officer
Dr. Glenda B. Glover
Dean of the School of Business	Catherine A. Birch
Jackson State University	Vice President, Secretary and General Counsel

Dr. Evelyn E. Handler
President
Merrimack Consultants LLC

Carl E. Levinson, Chairman
Division Executive
Citigroup Consumer Assets Division

Michael J. Reardon
Chief Executive Officer and President
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

Corporate Governance Materials
The following materials, which have been adopted by the Company, are available free of charge on the Company’s website at http://www.studentloan.com or by writing to the Director of Investor Relations (see Investor Relations above): the Company’s (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit committee, and (b) the compensation committee. The code of ethics for financial professionals applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company’s website.

NYSE Certification
Because the Company’s common stock is listed on the New York Stock Exchange (NYSE), its chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by The Student Loan Corporation of the corporate governance listing standards of the NYSE. The chief executive officer made his annual certification to that effect to the NYSE as of June 3, 2004. The Company subsequently discovered that it did not satisfy Section 303A.07(a) and (b) of the NYSE's Listed Company Manual because one of its directors who sits on the Audit Committee failed to satisfy the NYSE's standards for independence set forth in Section 303A.02. The director has resigned and the Company filed an Interim Written Affirmation to the NYSE reflecting these events.

Customer Service
For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting
The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 19, 2005 at the Waldorf Astoria Hotel, 301 Park Avenue, New York, NY.

Transfer Agent and Registrar
The Company’s transfer agent and registrar is Citibank Stockholder Services, P.O. Box 43077, Providence, RI 02940-3077. Their toll free number is (877) 248-4237 and their fax line is (201)324-3284. They may also be contacted by e-mail at Citibank@shareholders-online.com

Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”. The number of holders of record of the common stock at January 21, 2005 was 58.

FINANCIAL HIGHLIGHTS

	Years ended December 31

(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000

STATEMENT OF INCOME DATA
Net interest income	$561.0	$454.5	$393.3	$316.5	$258.3
Total operating expenses	132.3	114.0	107.5	91.0	78.8
Net income	$285.0	$212.2	$175.5	$135.4	$104.9

BALANCE SHEET DATA (as of December 31)
Student loans	$24,888.6	$23,225.3	$20,535.9	$18,237.0	$15,774.3
Total assets	25,452.8	23,703.9	21,004.4	18,716.6	16,243.0
Short-term borrowings	20,986.0	9,973.1	15,789.9	15,383.8	12,332.8
Long-term borrowings	2,800.0	12,350.0	4,000.0	2,200.0	3,057.0
Total stockholders' equity	$1,146.9	$931.3	$765.0	$651.7	$572.3

EARNINGS DATA
Cash dividends declared per common share	$3.60	$3.08	$2.80	$2.80	$2.40
Basic and diluted earnings per common share	$14.25	$10.61	$8.77	$6.77	$5.24
Net interest margin	2.28%	2.04%	2.02%	1.83%	1.95%
Total operating expenses as a percentage of average student loans	0.54%	0.51%	0.55%	0.53%	0.60%
Return on equity	27.3%	24.9%	24.7%	22.4%	19.3%

OTHER
Average student loans	$24,558	$22,275	$19,481	$17,297	$13,226
Average number of loan accounts serviced (thousands)	4,233	4,143	4,066	3,605	3,081
FFEL Program Stafford and PLUS loan disbursements (1)	$3,057	$2,717	$2,274	$1,973	$1,856
CitiAssist Loans under commitments to purchase (2)	$691	$533	$502	$307	$204
FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loans under commitments to purchase	$3,748	$3,250	$2,776	$2,280	$2,060
Loan purchases	$4,564	$3,936	$3,958	$2,765	$4,478
Book value per share (as of December 31)	$57.35	$46.57	$38.25	$32.59	$28.61
Common stock price (3)
High	$186.69	$146.00	$101.15	$83.20	$56.00
Low	$130.31	$90.91	$74.90	$52.50	$37.19
Close	$184.00	$146.00	$97.80	$80.60	$54.44
Total number of employees (as of December 31)	526	466	397	360	343

(1)	Amounts do not include Federal Consolidation Loan volume, which is reflected in Loan Purchases.
(2)	CitiAssist Loans are originated by Citibank (N.A.) and are committed to be purchased by the Company after final disbursement. CitiAssist Loans of $1,183 million, $966 million,
$712 million, $489 million, and $353 million were purchased by the Company in 2004, 2003, 2002, 2001 and 2000, respectively, and are included in the Loan purchases line. As of December 31, 2004, all CitiAssist Loan disbursements had been purchased by the Company except for $691 million of 2004 disbursements that will be purchased in 2005.
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

10.2.4

Amendment No. 3, dated as of May 5, 2002, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (File No. 1-11616).

10.2.5

Amendment No. 4, dated as of June 22, 2003, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (File No. 1-11616).

10.2.6

Amendment No. 5, dated as of June 22, 2004, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (File No. 1-11616).

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

10.4.3

Amendment No. 3, dated as of January 20, 2005, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.4.3 to the Current Report on Form 8-K filed January 20, 2005 (File No. 1-11616).

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

10.6.1 *	Letter Agreement, dated as of February 11, 2005, by and between the Company and Sue F. Roberts.

10.7

Amended and Restated Agreement for Educational Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616)

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company's 2002 Annual Report on Form 10-K (File No. 1-11616).

21.1	Subsidiaries of the Company (Omitted; the Company has no material subsidiaries).

24.1 *	Powers of Attorney of The Student Loan Corporation's Directors Beckmann, Doynow, Glover, Handler and Levinson.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith