Form 10-Q
period 2005-03-31
STUDENT LOAN CORP
filed 2005-05-06
CIK 893955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes X       No

        On April 29, 2005, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Part I	Financial Information		Page

	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three-Month Periods Ended March 31, 2005 and 2004..............................................................................................................	3

		Consolidated Balance Sheet as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)............................................................................................................	4

		Consolidated Statement of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2005 and 2004.................................................................................................	5

		Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the Three-Month Periods Ended March 31, 2005 and 2004...............................................................	6

		Notes to Consolidated Financial Statements (Unaudited)...........................................................................	7-14

Item 2 -	Management's Discussion and Analysis of Financial Condition
		and Results of Operations........................................................................................................................	15-23

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk..........................................................................	24

	Item 4 -	Controls and Procedures....................................................................................................................................	25

Part II	Other Information

	Item 6 -	Exhibits..............................................................................................................................................................	26

Signature...................................................................................................................................................................................................			27

Exhibit Index.............................................................................................................................................................................................			28

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE STUDENT LOAN CORPORATION CONSOLIDATED STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)
	Three months ended March 31,
	2005	2004
REVENUE
Interest income	$ 282,936	$ 206,638
Interest expense	154,041	75,586
Net interest income	128,895	131,052
Less: provision for loan losses	(602)	(2,235)
Net interest income after provision for loan losses	128,293	128,817
Fee and other income	(781)	14,046
Total revenue, net	127,512	142,863

OPERATING EXPENSES
Salaries and employee benefits	11,413	7,510
Other expenses	16,521	21,244
Total operating expenses	27,934	28,754
Income before income taxes	99,578	114,109
Income taxes	33,443	41,249
NET INCOME	$ 66,135	$ 72,860

DIVIDENDS DECLARED	$ 21,600	$ 18,000

BASIC AND DILUTED EARNINGS PER COMMON
SHARE
(based on 20 million average shares outstanding)	$ 3.31	$ 3.64

DIVIDENDS DECLARED PER COMMON SHARE	$ 1.08	$ 0.90

OPERATING RATIOS
Net interest margin	2.03%	2.22%
Operating expenses as a percentage of average managed student loans	0.41%	0.48%
Return on Equity	23.0%	30.5%

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 24,462,778	$ 22,958,295
Less: allowance for loan losses	(4,346)	(5,046)
Student loans, net	24,458,432	22,953,249
Loans held for sale	1,935,378	1,930,300
Cash	958	628
Other assets	604,765	568,664

Total Assets	$ 26,999,533	$ 25,452,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 22,519,100	$ 20,986,000
Long-term borrowings	2,800,000	2,800,000
Deferred income taxes	199,722	186,082
Other liabilities	290,630	333,852

Total Liabilities	25,809,452	24,305,934

Common stock, $.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	139,249	139,176
Retained earnings	1,044,237	999,702
Accumulated other changes in equity from nonowner sources	6,395	7,829

Total Stockholders' Equity	1,190,081	1,146,907

Total Liabilities and Stockholders' Equity	$ 26,999,533	$ 25,452,841

AVERAGE STUDENT LOANS	$ 25,763,313	$ 24,558,094
(year-to-date)

AVERAGE MANAGED STUDENT LOANS	$ 27,578,409	$ 25,246,652
(year-to-date)

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 66,135	$ 72,860
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization of equipment and computer software	3,261	1,694
Amortization of servicing asset	881	-
Amortization of deferred loan origination and purchase costs	26,576	27,788
Provision for loan losses	602	2,235
Deferred tax provison	14,624	2,543
Gain on sale of loan assets	(27)	(8,137)
Impairment loss on securitization assets	5,968	-
(Increase)/decrease in accrued interest receivable	(48,963)	1,781
(Increase) in other assets	(997)	(2,093)
(Decrease) in other liabilities	(43,148)	(41,368)
Net cash provided by operating activities	24,912	57,303

Cash flows from investing activities:
Disbursements of loans	(1,180,908)	(1,074,086)
Loan portfolio purchases	(1,355,037)	(714,693)
Loan purchases held for sale	(32,722)	(389,997)
Loan reductions	1,104,875	1,090,454
Net (increase) in loan origination and purchase costs	(74,394)	(50,968)
Proceeds from loans sold	775	532,184
Return on retained interest investments	6,050	-
Capital expenditures on equipment and computer software	(4,721)	(7,802)
Net cash used in investing activities	(1,536,082)	(614,908)

Cash flows from financing activities:
Net increase in borrowings with original
maturities of one year or less	4,683,100	3,375,700
Repayments of borrowings with original terms of one year or more	(3,150,000)	(2,800,000)
Dividends paid to stockholders	(21,600)	(18,000)
Net cash provided by financing activities	1,511,500	557,700

Net increase in cash	330	95
Cash - beginning of period	628	476

Cash - end of period	$ 958	$ 571

Supplemental disclosure:
Cash paid for:
Interest	$ 132,768	$ 128,267
Income taxes, net	$ 53,777	$ 29,198

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,376	$ 136,134
Other	73	86
Balance, end of period	$ 139,449	$ 136,220

RETAINED EARNINGS
Balance, beginning of period	$ 999,702	$ 786,746
Net income	66,135	72,860
Common dividends declared, $1.08 per common share in 2005;
$0.90 per common share in 2004	(21,600)	(18,000)
Balance, end of period	$ 1,044,237	$ 841,606

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 7,829	$ 8,444
Net change in cash flow hedges, net of taxes of $276 in 2004	-	396
Net change in unrealized (losses)/gains on investment securities,
net of taxes of $(984) in 2005 and $3,067 in 2004	(1,434)	5,136
Balance, end of period	$ 6,395	$ 13,976

TOTAL STOCKHOLDERS' EQUITY	$ 1,190,081	$ 991,802

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 66,135	$ 72,860
Changes in equity from nonowner sources, net of taxes	(1,434)	5,532
Total changes in equity from nonowner sources	$ 64,701	$ 78,392

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2005

1.       Significant Accounting Policies

            Interim Financial Information

The accompanying consolidated financial statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly-owned subsidiary, Educational Loan Center, Inc. (ELC). All intercompany balances and transactions have been eliminated.

The financial information of the Company as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles. The results for the three-month periods ended March 31, 2005 may not be indicative of the results for the full year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Annual Report and Form 10-K.

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on the results of operations as previously reported.

            Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Revenue Recognition

Revenues, which include net interest, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Federal Higher Education Act of 1965, as amended (the Act).

Federal Family Education Loan (FFEL) Program premiums on loan portfolio purchases and loan origination costs paid on disbursements as well as premiums and referral fees paid on CitiAssist Loans are deferred and amortized to interest income on a level spread basis over the expected weighted average life of the student loans in those portfolios on a pool basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. CitiAssist insurance costs are amortized on a loan by loan basis. The expected weighted average lives of loans with costs accounted for on a pool basis are determined by several factors, the most significant of which is forecasted prepayments. Expected life, which is initially determined and may be subsequently revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayment in the calculation of weighted average life. If a difference arises between the Company’s anticipated prepayments and the actual prepayment rates, the Company recalculates the effective spread to reflect actual prepayments to date, with a corresponding adjustment to current period interest income. In addition, the expected future weighted average lives of these loans are reviewed periodically and any difference between the future weighted average lives and the past estimates are adjusted to current interest income to arrive at the investment balance that would have been remaining had the new effective spread been applied since loan inception.

            Loans

Loans primarily consist of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis over the expected weighted average lives of the student loans in those portfolios. The determination of the expected weighted average life is based upon a consideration of a variety of factors, the most significant of which is forecasted prepayments.

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

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios at the first day of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience, updated for recent trends and conditions, are determined after considering the current aging of the portfolio.

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

Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby converting those loans into cash before they would have been realized in the normal course of business. The SPE obtains the cash to pay for the loan assets by issuing securities to investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, resulting in less expensive financing costs. At March 31, 2005, the Company’s SPEs met the requirements of QSPEs, and were, therefore, not subject to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by its primary beneficiary. As such, the Company’s SPEs were not consolidated with the financial statements of the Company.

For a transfer of financial assets to be considered a sale, financial assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a QSPE meeting certain significant restrictions on its activities, whose investors have the right to sell their ownership interests in the entity; and the seller does not continue to control the assets transferred through an agreement to repurchase them or have a right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets these sale requirements is removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Company’s Consolidated Balance Sheet. In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is generally obtained for complex transactions or transactions in which the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, the legal opinion must state that the assets transferred would not be consolidated with the Company’s other assets in the event of the SPE's insolvency.

Servicing assets, included in other assets on the consolidated balance sheet, are initially recorded in an amount equal to the present value of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on their relative fair value at the date of securitization. It is subsequently amortized in proportion to and over the period of estimated net servicing income and is assessed for impairment based on its current fair value.

The residual retained interests from the securitizations are accounted for as investments in available-for-sale securities and are included in other assets. The retained interests are carried at their estimated fair value at the balance sheet date. Changes in fair value are recorded, net of applicable income taxes, in accumulated other changes in equity from nonowner sources. Interest accreted on the retained interest is recorded on the effective yield basis. Changes in expected future cash flows are reflected in the yield on a prospective basis. The retained interest is regularly reviewed for impairment and other-than-temporary impairment, if any, is recognized as a charge to earnings when identified in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The initial value of the retained interest is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the securitization date. Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model that incorporates management’s best estimates of key assumptions, including prepayment speeds, borrower benefits and discount rates.

            Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization and are recorded at the lower of cost, including principal and deferred costs, or market value. For the three month periods ended March 31, 2005 and 2004, the market value exceeded the cost and no valuation allowance was necessary.

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

2.       New Accounting Standards

Other Than Temporary Impairment
On December 31, 2004, the Company adopted the disclosure requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on recognizing other-than temporary impairments on certain investments. Adoption of EITF 03-1 had no impact on the Company’s disclosures.

Certain Loans or Debt Securities Acquired in a Transfer
On January 1, 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans to be brought in at fair value and prohibits carrying over valuation allowances in the initial accounting for loans that have exhibited deterioration in credit quality since origination when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, loans originated by the entity, loans that are retained interests and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment. Adoption of SOP 03-3 had no material impact on the Company’s financial position or results from operations.

3.       Student Loans

The Company’s portfolio of student loans consists of FFEL Program guaranteed student loans authorized by the Department under the Act, as well as CitiAssist Loans originated through an alternative student loan program. CitiAssist Loans are generally insured by private third-party insurers. At March 31, 2005, the Company’s student loan portfolio was composed of $9.7 billion of Federal

Stafford, $10.8 billion of Federal Consolidation, $4.1 billion of CitiAssist, and $1.2 billion of other federally guaranteed loans, primarily Federal Parent Loans to Undergraduate Students (PLUS), and in addition includes deferred costs of $0.6 billion. At December 31, 2004, the Company’s student loan portfolio was composed of $9.3 billion of Federal Stafford, $10.2 billion of Federal Consolidation, $3.6 billion of CitiAssist, and $1.2 billion of other federally guaranteed loans, and also includes deferred costs of $0.6 billion.

Included in the Federal Consolidation loan amounts above is an inventory of student loans held for sale of $1.9 billion at each of March 31, 2005 and December 31, 2004.

The table below shows the Company's CitiAssist Loan delinquency trends as of March 31, 2005 and December 31, 2004. Delinquencies impact earnings through charge offs, and increased servicing and collection fees.

(Dollars in thousands)	March 31, 2005	December 31, 2004

Total CitiAssist Loans	$ 4,073,812	$ 3,648,496
CitiAssist Loans in repayment	$ 1,830,786	$ 1,882,280
CitiAssist Loans delinquent 30-89 days as a % of total CitiAssist Loans in repayment	2.0%	1.7%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	1.0%	0.6%
Total loan loss reserve for CitiAssist Loans	$ 3,659	$ 3,293
Loan loss reserve for CitiAssist Loans as a % of total CitiAssist Loans that are delinquent 90 days or greater	20.0%	27.4%
Total CitiAssist Loans insured by third party insurers	$ 3,522,310	$ 3,100,596
Total uninsured CitiAssist Loans	$ 551,502	$ 547,900
Uninsured CitiAssist Loans covered under risk-sharing agreements with schools and universities	$ 364,049	$ 357,091

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

Detailed below is a description of, and amounts relating to, the Company’s transactions with CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated financial statements for the three-month periods ended March 31, 2005 and 2004.

The Company’s loan portfolio primarily consists of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $7.4 million and $7.3 million for the three-month periods ended March 31, 2005 and 2004, respectively.

In addition, the Company earned loan origination and servicing revenue of $1.7 million and $3.4 million for the three-month periods ended March 31, 2005 and 2004, respectively, for work performed by the Company on CitiAssist Loans held by CBNA prior to purchase by the Company.

The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to Citibank (New York State) (CNYS) in 1992 by the Company in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. CNYS merged with CBNA in August 2003. For each of the quarters ended March 31, 2005 and 2004, $0.3 million was paid to CBNA under this agreement. At March 31, 2005, the Company has a remaining liability under this agreement of $3.3 million recorded in other liabilities. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. Amounts of $53.7 million and $24.3 million were paid to Citigroup during the quarters ended March 31, 2005 and 2004, respectively, for tax allocation payments.

The Company had outstanding short- and long-term unsecured borrowings with CBNA of $22.5 billion and $2.8 billion, respectively, at March 31, 2005 and $21.0 billion and $2.8 billion, respectively, at December 31, 2004, incurred under the terms of an Omnibus

Credit Agreement with CBNA. This agreement provides for $30 billion in total credit at March 31, 2005. At March 31, 2005 and 2004, the Company’s outstanding borrowings had contracted weighted average interest rates of 2.6% and 1.3%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2005 and 2004, the Company incurred $153.4 million and $75.1 million, respectively, in interest expense payable to CBNA related to these borrowings.

At March 31, 2005, the Company had no forward funding commitments. At December 31, 2004, the Company was a party to forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of the loan commitments, which were drawn upon in January 2005, are contracted to mature between July 2005 and January 2006, and have fixed interest rates ranging from 2.1% to 3.2%.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including employee stock-based compensation plans, cash management, data processing, communication, income tax payments, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

5.       Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings and received on its loan assets. The Company had no swap agreements outstanding at March 31, 2005. Prior to 2005, the Company participated with CBNA, an investment grade counter-party, in interest rate swap agreements under a swap program that met the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. To the extent the derivatives were effective and exactly matched the variability of the cash flows being hedged, changes in their fair values were not reflected in current earnings, but were recorded net of taxes in the accumulated other changes in equity from nonowner sources component of stockholders’ equity.

When participating in these agreements, the Company receives payments based on LIBOR and makes payments based on the asset yield, generally the 91-day Treasury Bill rate. These agreements, which had been designated as hedges, were effective in offsetting the changes in cash flow hedges for the risk being hedged. The swap agreements had notional amounts totaling $1.1 billion at December 31, 2004. These swaps matured on January 4, 2005 and had no reportable value at December 31, 2004. No amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized as follows for the three-month periods ended March 31, 2005 and 2004:

(Dollars in thousands)	2005	2004

Balance at beginning of period	$ ----	$ (959)
Net unrealized gain from cash flow hedges (net of taxes of $84 for 2004)	----	121
Net amounts reclassified to interest expense (net of taxes of $192 for 2004)	----	275

Balance at end of period	$ ----	$ (563)

In the first quarter of 2005, the Company participated in several short-term interest rate swaps with CBNA that did not qualify for hedge accounting treatment under SFAS No. 133. These swaps, which matured in March 2005, resulted in the incurrence of $0.6 million of interest expense in the first quarter of 2005.

6.       Commitments and Contingencies

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. The ultimate resolution of these proceedings would not likely have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

In March 2005, the Company settled tax disputes with both the State of Connecticut Department of Revenue Services and the State of Florida Department of Revenue. The resolution of these proceedings did not have a material effect on the results of the Company’s operations, financial condition or liquidity.

7.       Student Loan Securitization

The Company maintains a program to securitize certain portfolios of FFEL Program student loan assets and enters into securitization transactions from time to time. The Company accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company’s program to securitize student loans, the loans are removed from the consolidated financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors. At March 31, 2005, the Company’s securitizations used trust arrangements that met the QSPE conditions of SFAS No. 140, and, therefore, its QSPEs' financial statements were not consolidated with the financial statements of the Company. No new securitization transactions were entered into during the first quarter of 2005.

At March 31, 2005 and December 31, 2004, approximately $1.8 billion of student loan assets were held by the trusts. At March 31, 2005 and December 31, 2004, the Company had retained interests in the assets securitized of approximately $60.2 million and $72.7 million, respectively, recorded at fair value. The $12.5 million decrease in the retained interest for the three-month period ended March 31, 2005 was due to a $2.4 million decrease in the fair value estimate, an impairment of $5.7 million and $6.0 million cash received from the trust, partially offset by the accretion of interest income of $1.6 million in the first three months of 2005. The impairment was recorded as a reduction of fee and other income. Interest income of $1.6 million and $3.9 million was accreted on the retained interests in the trusts during the first three months of 2005 and 2004, respectively. During the first quarters of 2005 and 2004, the trusts paid $10.8 million and $1.1 million, respectively, in note interest to third party investors.

The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the consolidated financial statements. At March 31, 2005, the Company had an unrealized holding gain on its retained interests of $6.4 million (net of taxes of $4.0 million), recorded in accumulated other changes in equity from nonowner sources.

In connection with the securitization of loans, the Company retains servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual per loan servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages. At March 31, 2005 and December 31, 2004, the Company’s servicing asset was $27.0 million and $28.2 million, respectively, representing the amount of unamortized carrying value at that date. The fair value of the servicing asset was $27.0 million and $28.5 million at March 31, 2005 and December 31, 2004, respectively, measured using the following key assumptions: discount rate of 5.88%, servicing revenue of 49 basis points and fair market value of the servicing costs of approximately 23 basis points. An impairment charge of $0.3 million was recorded on the servicing asset during the quarter ended March 31, 2005. There was no impairment at December 31, 2004. For the three-month periods ended March 31, 2005 and 2004, the Company received cash flows of $1.9 million and $0.1 million, respectively, for loan servicing and administrative fees as the master servicer.

The following table summarizes the changes in the Company’s servicing asset for the 2004 trust for the first three months of 2005:

(Dollars in thousands)

Balance at beginning of year	$ 28,177
Impairment of servicing assets	(267)
Amortization	(881)

Balance at March 31, 2005	$ 27,029

There were $1.8 million of receivables due from the trusts at each of March 31, 2005 and December 31, 2004 and $1.0 million and $0.9 million of payables due to the trusts at March 31, 2005 and December 31, 2004, respectively.

The key assumptions used to value the combined retained interests for both the 2004 and 2002 securitization trusts were as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Fair value of the retained interests	$60,203	$72,733
Discount Rate	10.0%	10.0%
Consolidation prepayment rates	Up to 8.0% in 10 years	Up to 8.0% in 10 years
Anticipated net credit losses	0.0%	0.0%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.10%
Borrower Benefits - Automated Clearing House	40.0%	38.8% to 40.0%
Borrower Benefits - On time payments	24.6% to 28.0%	13.6% to 17.6%

For the 2004 securitization trust, a prepayment curve called the Consolidation Loan Ramp (CLR) was used for the prepayment assumption. The CLR is the industry standard consolidation loan prepayment ramp that estimates prepayment rates at a graduated level from 0% to 8% over the first ten years and stays flat at 8% thereafter. The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive a 1% rate reduction if they make 36 consecutive on time payments and keep making on time payments.

Due to the 2004 benefits from the Exceptional Performer designation, the Company used an anticipated net credit loss assumption of 0% for the securitized loans.

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

(Dollars in thousands)	March 31, 2005	December 31, 2004

Retained interests	$ 60,203	$ 72,733

Discount rate	10.0%	10.0%
+10% (reflecting a discount rate of 11.0% for each of 2005 and 2004)	$ (2,909.4)	$ (2,865.8)
+20% (reflecting a discount rate of 12.0% for each of 2005 and 2004)	$ (5,556.5)	$ (5,512.3)

Consolidation Loan Ramp prepayment rate	Up to 8.0% in 10 years	Up to 8.0% in 10 years
+10% (reflecting a Consolidation Loan Ramp prepayment rate of 6.6% to 8.8% for 2005 and 5.5% to 8.8% for 2004)	$ (776.1)	$ (960.1)
+20% (reflecting a Consolidation Loan Ramp prepayment rate of 7.2% to 9.6% for 2005 and 6.0% to 9.6% for 2004)	$ (1,521.5)	$ (1,822.0)

Basis spread	0.10%	0.10%
+10% (reflecting a basis spread of 0.11% for each of 2005 and 2004)	$ (969.6)	$ (983.0)
+20% (reflecting a basis spread of 0.12% for each of 2005 and 2004)	$ (1,938.2)	$ (1,991.9)

Borrower Benefits - ACH	40.0%	38.8% to 40.0%
+10% (reflecting borrower benefits of 44.0% for 2005 and 42.68% to 44.00% for 2004)	$ (877.7)	$ (960.2)
+20% (reflecting borrower benefits of 48.0% for 2005 and 46.56% to 48.00% for 2004)	$ (1,755.0)	$ (1,901.6)

Borrower Benefits - on time payments	24.6% to 28.0%	13.6% to 17.6%
+10% (reflecting borrower benefits of 27.06% to 30.80% for 2005 and and 14.96% to 19.36% for 2004)	$ (1,810.2)	$ (1,112.4)
+20% (reflecting borrower benefits of 29.52% to 33.60% for 2005 and 16.32% to 21.12% for 2004)	$ (3,621.6)	$ (2,203.5)

If the Company lost its Exceptional Performer designation, the fair value of the retained interests for net credit losses would be decreased by approximately $1.3 million. Also, a change in market interest rates could affect the value of the retained interests.

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the consolidated financial statements are subject to possible impairment and may not be fully recoverable.

8.       Fee and Other Income

For the three-month period ended March 31, 2005, a loss of $6.0 million (pre-tax) was recorded in fee and other income as a result of an impairment on the 2004 Trust’s retained interest and servicing asset. For the three-month period ended March 31, 2004, a gain $8.1 million was recorded in fee and other income as a result of a non-recurring sale of a $532 million student loan portfolio to a third party.

9.       Future Application of Accounting Standards

Stock-based Compensation
The Company participates in various Citigroup stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s officers and employees. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified or settled after December 31, 2002. In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments’ fair values. Originally, SFAS 123-R was to be effective for interim and annual reporting periods beginning after June 15, 2005. However, in April 2005, the effective date was amended to the first interim reporting date of the next fiscal year after June 15, 2005. Therefore, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 (APB 25 Awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 Awards is not expected to have a material impact on the Company’s financial condition or results of operations.

Other-than-Temporary Impairment
On March 31, 2004, the FASB ratified EITF 03-1, which applies to other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as well as nonmarketable equity securities accounted for under the cost method, and was initially scheduled to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intention to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing proposed implementation guidance related to this topic. EITF 03-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Critical Accounting Policies

There were no material changes to The Student Loan Corporation's (the Company’s) critical accounting policies in the first quarter of 2005. The Company considers its accounting policies on revenue recognition, allowance for loan losses and student loan securitizations to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 3 and 7 to the consolidated financial statements or the notes to the financial statements in the Company’s 2004 Annual Report and Form 10-K.

            New Accounting Standards

Other Than Temporary Impairment
On December 31, 2004, the Company adopted the disclosure requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides guidance on recognizing other-than temporary impairments on certain investments. Adoption of EITF 03-1 had no impact on the Company’s disclosures.

Certain Loans or Debt Securities Acquired in a Transfer
On January 1, 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans to be brought in at fair value and prohibits carrying over valuation allowances in the initial accounting for loans that have exhibited deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, loans originated by the entity, loans that are retained interests and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

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

            Management Summary

The Company is a market leader in education finance and offers a full array of student loan products to students and their parents. Generally, most of the loans that are directly originated by the Company are serviced by the Company throughout their lifecycle.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). The Company’s earnings are also impacted by floor income and portfolio growth, as described below. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate or the commercial paper rate and LIBOR. The Company manages these risks by regularly monitoring interest rates and acting upon fluctuations in the interest rate curves, and also may enter into interest rate swap agreements on portions of its portfolio. In declining short-term rate environments, the Company’s net interest income may benefit from floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income. See the definition of floor income in Special Allowance and Floor Income on page 20.

In addition to floor income and portfolio growth, other factors that may impact earnings are applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, the number of borrowers eligible for benefits, financing options available to students and their parents, and competitors’ initiatives.

Also impacting earnings is the amount of asset sales and securitizations, included in fees and other income, which can fluctuate on a quarterly basis.

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 23.

            Financial Condition

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company.

At March 31, 2005, the Company’s student loan assets were composed of a $24.5 billion portfolio of loans held and a $1.9 billion inventory of loans held for sale. The combined $26.4 billion of loan assets, composed primarily of loans originated under the Federal Family Education Loan (FFEL) Program, increased by $1.5 billion (6%) from $24.9 billion at December 31, 2004. This growth was attributable to FFEL Program Stafford and Parent Loans to Undergraduate Students (PLUS) loan disbursements totaling $1,181 million and loan purchases of $1,388 million in the first three months of 2005, partially offset by $1,105 million in loan reductions (attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors), loan portfolio sales of $1 million and deferred costs and other adjustments of $46 million. During the first three months of 2004, the Company had FFEL Program Stafford and PLUS loan disbursements of $1,074 million, loan purchases of $1,104 million, loan reductions of $1,090 million, loan portfolio sales of $532 million and deferred costs and other adjustments of $30 million.

            Loan Activity

The Company’s loan disbursements and loan commitments to finance education for the first three months of 2005 and 2004 are presented below:

(Dollars in millions)	2005	2004	Difference	% Change

FFEL Program Stafford and PLUS Loan disbursements	$1,181	$1,074	$ 107	10.0%
CitiAssist Loans under commitments to purchase	548 (1)	465 (2)	83	17.8%

Total loan disbursements and CitiAssist commitments	$1,729	$1,539	$ 190	12.3%

(1)

This amount is composed of the CitiAssist Loans that were disbursed by CBNA in the first quarter of 2005, but have not yet been purchased by the Company. In addition, $17 million of CitiAssist Loan commitments are awaiting disbursement by CBNA. These Loans will be purchased by the Company after final disbursement.

(2)

This amount is composed of the CitiAssist Loans that had been disbursed by CBNA in the first quarter of 2004, but had not yet been purchased by the Company. In addition, $12 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the Company after final disbursement.

The $107 million increase in FFEL Program loan disbursements for the first three months of 2005, compared to the same period last year, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace.

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

The Company’s secondary market and other loan procurement activities for the first three months of 2005 and 2004 are presented in the table below:

(Dollars in millions)	2005	2004	Difference	% Change

FFEL Program Consolidation Loan volume	$ 797	$ 648	$ 149	23.0%
CitiAssist Loan purchases	507 (1)	369 (2)	138	37.4%
Other loan purchases	84	88	(4)	(4.5%)

Total loan purchases	$1,388	$1,105	$ 283	25.6%

(1) Reflects purchases of CitiAssist Loans disbursed by CBNA prior to 2005. (2) Reflects purchases of CitiAssist Loans disbursed by CBNA prior to 2004.

From time to time, the Company makes student loan purchases. For the first three months of 2005, the Company’s loan purchases were $1,388 million, an increase of $283 million compared to the same period last year. Proportionately, CitiAssist Loan growth has been faster than FFEL Program growth, reflecting borrowers’ increased need to find alternative sources of education funding outside of the FFEL Loan Program. This need for alternative financing is due to the rising cost of education and the loan limits that exist under the current FFEL Program.

The historically low interest rate environment has encouraged borrowers to consolidate their eligible student loans to lock in their interest rates, resulting in continued higher prepayments of Federal Stafford Loans. These loan consolidations have comprised a sizeable portion of the Company’s overall loan volume for several years. As interest rates rise and loan consolidation becomes less attractive, consolidation activity and related prepayment levels are expected to moderate.

A portion of the Federal Consolidation Loans were purchased for the Company’s held for sale inventory, which was established to create a portfolio of loans held for future securitization. The size of the held for sale portfolio is dependent upon the needs of the securitization program. The Company’s decision to participate in securitization and secondary market loan activities is made after analyzing market conditions. Of the Consolidation Loan volume presented in the table above, $308 million and $290 million for the first three months of 2005 and 2004, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio. For the first three months of 2005, the Company’s student loan purchases included $1,355 million purchased for its portfolio and $33 million purchased for its resale inventory. During the three months ended March 31, 2004, the Company purchased $715 million of student loans for its portfolio and $390 million for its resale inventory.

            Loans

The Company’s loans are summarized by program type as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Federal Stafford Loans	$9,686,895	$9,286,217
Federal Consolidation Loans	8,894,883	8,316,851
Federal SLS/PLUS/HEAL Loans	1,218,269	1,164,783
CitiAssist/other alternative loans	4,073,940	3,648,630

Total student loans held, excluding deferred costs	23,873,987	22,416,481
Deferred origination and premium costs	588,791	541,814

Loans held	24,462,778	22,958,295
Less: allowance for loan losses	(4,346)	(5,046)

Loans held, net	24,458,432	22,953,249

Federal Consolidation Loans held for sale, excluding deferred costs	1,887,323	1,883,084
Deferred origination costs	48,055	47,216

Loans held for sale	1,935,378	1,930,300

Total loan assets	$26,393,810	$24,883,549

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

The Company’s allowance for loan losses of $4.3 million at March 31, 2005 is composed of $0.6 million for its FFEL Program loan portfolio and $3.7 million for its CitiAssist Loans. The allowance at December 31, 2004 of $5.0 million is composed of $1.7 million for its FFEL Program loans and $3.3 million for its CitiAssist Loans.

            Alternative Loans in Repayment

The Company’s alternative loan portfolio is primarily composed of CitiAssist Loans that are not guaranteed by the federal government. Most of the CitiAssist Loan portfolio is insured by private third party insurers. However, a portion is not covered by insurance. At March 31, 2005, approximately $361 million of the CitiAssist Loans in repayment are self-insured by the Company, do not carry outside credit risk insurance, and are either covered under risk-sharing agreements or are self-insured. See Student Loans in Note 3 to the consolidated financial statements for further information about delinquency rates and the loan loss reserve for CitiAssist Loans.

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:

(Dollars in millions)	March 31, 2005%	December 31, 2004%

Insured CitiAssist Loans	$1,470	80%	$1,502	80%
Uninsured CitiAssist Loans	361	20%	380	20%

Total CitiAssist Loans in repayment	$1,831	100%	$1,882	100%

            Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, the Company holds a large number of similar loans for which prepayments are probable and the timing of payments can be reasonably estimated. The Company considers estimates of future prepayments in the calculation of weighted average life. Estimates of future prepayment speeds are based on a combination of actual past prepayment rates as well as management’s estimate of future consolidation rates, which are influenced by current and future interest rates. Future prepayment speeds are also impacted by whether the underlying Stafford or PLUS loans are consolidated off-balance sheet (i.e. prepayments) or are retained in the Company’s own portfolio, which is not accounted for as prepayment. Historically low interest rates have led to a record level of loan consolidations, which have decreased the weighted average lives of Stafford and PLUS Loans. Management believes that the high consolidation rate will continue in the short term, but will begin to decline from the record levels recently experienced when the July 1, 2005 reset occurs, as higher borrower interest rates are expected at that time.

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

            Securitization Activity and Off Balance Sheet Transactions

From time to time the Company enters into securitization transactions and considers securitization proceeds to be an alternative source of financing. Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby realizing cash flows from these loans before they would have been received in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to the SPEs (independent trusts) through a wholly owned entity formed to acquire the Company’s loans. The SPEs obtain the cash to pay for the loan assets received by issuing securities to outside investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from any available credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, resulting in less expensive financing costs. The Company’s SPEs meet the requirements of a qualifying special purpose entity (QSPE), and are, therefore, not subject to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by the primary beneficiary. As such, the Company’s SPEs are not consolidated with the financial statements of the Company.

In 2002 and 2004, the Company securitized certain portfolios of FFEL Program Consolidation Loans through a wholly owned SPE formed to acquire them from the Company. During the three-month periods ended March 31, 2005 and 2004, the Company did not enter into any new securitizations. At March 31, 2005, $1.8 billion of student loan assets were held by the Trusts.

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. Securitization gains or losses are reflective of the difference between the carrying value of the assets sold to the trust and the fair value of the assets received, which are composed of cash proceeds and residual interests retained in the loans securitized. The Company accounts for the retained interests as investments in available-for-sale securities and records them in other assets in the consolidated financial statements. They are regularly reviewed for impairment in accordance with EITF Issue No. 99-20.

At March 31, 2005 and December 31, 2004, the Company had retained interests in the assets securitized of approximately $60.2 million and $72.7 million, respectively, recorded at fair value. The $12.5 million decrease in the retained interest for the three-month period ended March 31, 2005 was due to a $2.4 million decrease in the fair value estimate, an impairment of $5.7 million and $6.0 million cash received from the trust, partially offset by the accretion of interest income of $1.6 million in the first three months of 2005.

Initial and subsequent measurements of the fair value of the retained interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, and borrower benefits are the key assumptions utilized to measure the fair value of the retained interests. The Company estimates the market discount rate based on its required return on equity, which was 10% at March 31, 2005 and December 31, 2004. Changes in the prepayment rates also impact the valuation of the retained interests. Historical statistics on prepayments and borrower defaults are utilized to estimate prepayment rates. In addition, since the underlying asset class has long maturities, market data is also utilized to predict future prepayment speeds for periods into the future that are longer than the Company’s historical data can predict. For the 2004 securitization trust, a prepayment curve called the Consolidation Loan Ramp (CLR) was used for the prepayment assumption. The CLR is the industry standard consolidation loan prepayment ramp that estimates prepayment rates at a graduated level from 0% to 8% over the first ten years and stays flat at 8% thereafter. The prepayment rate assumption was utilized in structuring the debt tenors and was disclosed to the investors of such notes. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the retained interests. If future securitizations were to include loans other than FFEL Program Consolidation Loans, this could impact the prepayment rates used in calculating the fair value of the retained interests. Anticipated net credit losses are based on the benefits from the Exceptional Performer designation, resulting in an anticipated net credit loss assumption of 0% for the specific loans securitized. If the Company or its third party servicers were to lose their Exceptional Performer designations, the value of the retained interests would decline. In addition, the loans held in the trusts are eligible for various borrower benefits of which the largest is a 1% rate reduction if the borrower makes 36 consecutive on-time payments and keeps making on time payments. Management has estimated that, on average, up to approximately 28% of the borrowers will receive the 1% rate reduction. This estimate is based on historical on-time payment statistics for similar assets in the Company’s portfolio. To the extent the actual results differ from this estimate, the fair value of the residual will be impacted accordingly.

In connection with the securitization of loans, the Company retains servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and unsecuritized student loans to be part of the business it manages. At March 31, 2005 and December 31, 2004, the Company’s servicing asset was $27.0 million and $28.2 million, respectively, representing the amount of unamortized carrying value at that date. The fair value of the servicing asset was $27.0 million and $28.5 million at March 31, 2005 and December 31, 2004, respectively, measured using a discount rate of 5.85% to 5.88%, servicing revenue of 49 basis points and servicing costs of approximately 23 basis points. During the first quarter of 2005, an impairment charge of $0.3 million was recorded on the servicing asset.

See Note 7 to the consolidated financial statements for further information on the Company’s securitization transactions.

            Allowance for Loan Losses

The Company has an allowance for loan losses for those loans or portions of loans in its portfolio that are not 100% insured under government guarantees or private credit insurance. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Act, as well as the portion of the CitiAssist Loan portfolio that is subject to the risk-sharing provisions of the credit risk insurance obtained from third parties after considering the benefits of risk-sharing agreements with other third parties. Most insured CitiAssist Loans are subject to risk-sharing provisions of 5% to 20% of the claim amount. The allowance also provides a reserve for certain CitiAssist Loans that are neither insured against loss nor covered under risk-sharing agreements with third parties. Provisions of estimated potential future losses increase the allowance for loan losses and are expensed currently. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the reserve.

During 2003, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement after December 31, 2003 on loans that are serviced by the Company, and the Company is not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Similarly, in 2004, third party servicers servicing $5.5 billion of the Company’s FFEL Program loan portfolio received the Exceptional Performer designation. Of the Company’s FFEL Program loans, only those that are serviced by the Company or its qualified and designated third party servicers are subject to this designation. Under current Department rules, as long as the Company and these servicers continue to meet eligibility standards and maintain their Exceptional Performer designation, their serviced portfolios are not subject to the risk-sharing provisions and they will receive 100% reimbursement on all eligible FFEL Program default claims filed. The Company’s provision for loan losses for the first quarter of 2005 was $0.6 million, $1.6 million less than the provision for the same period of 2004. The decrease was attributable to lower risk-sharing losses resulting from the receipt of the Exceptional Performer designation by certain of the Company’s loan servicing vendors in 2004.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios starting with the first day of each loan’s delinquency. These losses are estimated from historical delinquency and credit loss experience, updated for recent trends and conditions, applied to the current aging of the portfolio. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur. Changes in the quality of loans moving into repayment status as well as the Company’s collections strategies could impact the delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact the reserve requirements.

            Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements on portions of its loan portfolio to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets based on the 91-day Treasury Bill rate. The Company had no swaps outstanding at March 31, 2005. Prior to 2005, the Company participated in a swap program that met the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

During 2004, the Company had interest rate swap agreements with CBNA, to receive payments based on LIBOR and make payments based on the asset yield at the 91-day Treasury Bill rate. These agreements, which had been designated as hedges, were effective in offsetting the changes in cash flow hedges for the risk being hedged. All of the Company’s outstanding swaps under this program matured on January 4, 2005.

In the first quarter of 2005, the Company participated in several short-term interest rate swaps with CBNA that did not qualify for hedge accounting treatment under SFAS No. 133. The swaps, which matured in March 2005, resulted in the incurrence of $0.6 million of interest expense in the first quarter of 2005.

            Special Allowance and Floor Income

Most FFEL Program Stafford and PLUS Loans originated prior to July 23, 1992 have fixed interest rates. Those originated subsequent to July 23, 1992 generally have variable rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan’s origination date.

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP). Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio. Also, the rate at which borrowers pay interest on FFEL Program Consolidation Loans, which generally provides the Company with the majority of its floor income, is generally fixed and is not subject to the annual reset provisions. A decline in the Company’s cost of funds during the term of such loans contributes to floor income. Specifically, floor income occurs when the borrower rate less the Department-stipulated asset spread is greater than the funding cost of the asset.

During the three-month periods ended March 31, 2005 and 2004, the Company earned $25.7 million and $37.0 million, respectively, of floor income. The decrease in 2005 floor income, compared to the prior year, is primarily a result of higher short-term interest rates in 2005. Floor income, which is included in interest income, will decline in periods of higher short-term interest rates and is generally affected by the overall interest rate environment. The Company has entered into contracts to hedge a portion of floor income. However, should the implied forward rates rise, the income and the opportunity to hedge this income will decline.

            Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.

Deferred income taxes of $199.7 million at March 31, 2005 increased $13.6 million compared to year-end 2004. This increase is primarily attributable to increased deferred tax liabilities related to deferred loan origination costs.

In March 2005, the Company settled tax disputes with both the State of Connecticut Department of Revenue Services and the State of Florida Department of Revenue. The resolution of these proceedings did not have a material effect on the results of the Company’s operations, financial condition or liquidity.

            Borrowings

The Company's short- and long-term borrowings were procured primarily through the Omnibus Credit Agreement with CBNA. Total short- and long-term borrowings of $25.3 billion at March 31, 2005 increased $1.5 billion compared to year-end 2004. The increased borrowings were used to fund new loan originations and purchases.

At March 31, 2005 and 2004, the outstanding borrowings had contracted weighted average interest rates of 2.6% and 1.3%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2005 and 2004, the Company recorded $153.4 million and $75.1 million, respectively, in interest expense payable to CBNA related to these borrowings.

            Dividends

The Company paid a quarterly dividend of $1.08 per common share on March 1, 2005. On April 15, 2005, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $1.08 per share to be paid June 1, 2005 to stockholders of record on May 16, 2005.

            Sources and Uses of Cash

Cash received from borrower repayments, claim payments and subsidized interest and SAP from the federal government are the Company’s primary sources of cash. The Company carefully weighs interest rate risk in choosing between funding alternatives. Currently, it primarily meets its funding requirements through credit facilities provided by CBNA. In addition, from time to time the Company utilizes alternative sources of financing, such as securitizations. The Company’s primary uses of cash are for new loan originations and purchases. The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service.

            Results of Operations

            Quarter Ended March 31, 2005

            Net Income

Net income was $66.1 million ($3.31 basic and diluted earnings per share) for the first quarter of 2005. This was a decrease of $6.7 million (9%) compared to earnings for the same period last year. The decrease in net income is primarily attributable to reduced floor income of $6.9 million (after tax) in the first quarter of 2005 (see Special Allowance and Floor Income for further information), and the occurrence of a first quarter 2004 after tax gain of $5.0 million from a nonrecurring portfolio sale. The reductions were partially offset by portfolio growth of 11% over the previous twelve months and a lower effective tax rate in the first quarter of 2005 compared to the same quarter of 2004.

            Fee and Other Income

Fee and other income decreased $14.8 million from $14.0 million earned in the first quarter of 2004 to a loss of $0.8 million for the same period in 2005. Fee and other income included a first quarter 2005 $6.0 million (pre-tax) impairment charge resulting from a decrease in the values of the securitization retained interests and the servicing asset. In addition, the first quarter of 2004 included a pre-tax gain of $8.1 million in fee and other income.

            Net Interest Income

Net interest income of $128.9 million for the first quarter of 2005 was $2.2 million (2%) lower than the same period of 2004. The decrease was primarily attributable to the $11.3 million (pretax) decrease in floor income. The net interest margin for the first quarter of 2005 was 2.03%, down 19 basis points from 2.22% for the same period of 2004.

            Operating Expenses

Total operating expenses for the first quarter of 2005 of $27.9 million decreased $0.8 million (3%) from the same period last year. This decrease is reflective of a $5.8 million (pre-tax) release of accrued expenses due to the favorable settlement of certain state tax proceedings, partially offset by expenses related to portfolio growth and other ongoing infrastructure investments. For the first quarter of 2005, the Company’s expense ratio, total operating expenses as a percentage of average managed student loans, was 41 basis points, a decrease of seven basis points compared to the first quarter 2004 ratio.

            Loan Losses

Changes in the allowance for loan losses for the three-month periods ended March 31, 2005 and 2004 are as follows:

(Dollars in thousands)	2005	2004

Balance at beginning of period	$ 5,046	$ 3,670
Provision for loan losses	602	2,235
Charge offs	(2,271)	(1,020)
Recoveries	969	260

Balance at end of period	$ 4,346	$ 5,145

The provision for loan losses decreased $1.6 million for the first quarter of 2005 compared to the same period last year. The decrease was primarily attributable to lower credit losses resulting from the receipt of the Exceptional Performer designation by certain of the Company’s loan servicing vendors in mid-2004. Of the $4.3 million balance in the allowance for loan losses at March 31, 2005, $0.6 million is for its FFEL Program portfolio and $3.7 million is for its CitiAssist Loan portfolio.

            Return on Average Equity

The Company’s return on average equity was 23.0% for the first quarter of 2005, down 7.5% compared to 30.5% for the same period of 2004. The decrease in return on equity was a result of the year over year decrease in net income as well as an increase in the equity base.

            Effect of Taxes

The Company’s effective tax rates were 33.6% for the first quarter of 2005, and 36.1% for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a reduction in tax estimates for certain states and the impact of the reduction on the Company’s existing deferred tax assets and liabilities.

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

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization. Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements below.

            Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to: the effects of legislative changes, particularly those relating to the re-authorization and amendment of the Federal Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans, loan origination costs, and the availability and amount of loan subsidies; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans and in the quality and profitability of those loans that move into repayment status; the Company’s ability to continue to service its loan portfolio in accordance with its contractual obligations; the volume of loan consolidations; the Company’s ability to maintain its Exceptional Performer status and the benefits available to servicers with that designation; the effect of timely loan payments by borrowers on the reduction of applicable loan interest rates; the adequacy of the Company’s capital expenditures and the success of its marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; as well as general economic conditions, including the performance of financial markets.

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of March 31, 2005, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pretax earnings of approximately $21.3 million for the next twelve months and approximately $86.7 million thereafter. A 35 basis point decrease in the interest yield curve as of March 31, 2005 would have a potential positive impact on the Company’s pretax earnings of approximately $19.5 million for the next twelve months and approximately $86.7 million thereafter. The increase in the March 31, 2005 Earnings-at-Risk, compared to that at March 31, 2004, was due to the change in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)

	March 31, 2005			March 31, 2004

(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total

Thirty-five basis point increase	$ (21.3)	$ (86.7)	$ (108.0)	$ (9.6)	$ (74.5)	$ (84.1)
Thirty-five basis point decrease	$ 19.5	$ 86.7	$ 106.2	$ 14.3	$ 74.5	$ 88.8
One hundred basis point increase	$ (53.6)	$ (245.7)	$ (299.3)	$ (29.9)	$ (212.9)	$ (242.8)
One hundred basis point decrease	$ 46.6	$ 245.4	$ 292.0	$ 40.8	$ 210.1	$ 250.9

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

         (b) Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6.     Exhibits

                 See Exhibit Index.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005

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

10.6.1	Letter Agreement, dated as of February 11, 2005, by and between the Company and Sue F. Roberts.

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