Form 10-Q
period 2005-06-30
STUDENT LOAN CORP
filed 2005-08-08
CIK 893955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Yes X       No

        On July 29, 2005, there were 20,000,000 shares of The Student Loan Corporation's Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Part I	Financial Information		Page

	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three- and Six-Month Periods Ended June 30, 2005 and 2004..................................................................................................................	3

		Consolidated Balance Sheet as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)............................................................................................................	4

		Consolidated Statement of Cash Flows (Unaudited) for the Six-Month Periods Ended June 30, 2005 and 2004.................................................................................................................	5

		Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the Six-Month Periods Ended June 30, 2005 and 2004.................................................................................	6

		Notes to Consolidated Financial Statements (Unaudited)...........................................................................	7-16

Item 2 -	Management's Discussion and Analysis of Financial Condition
		and Results of Operations........................................................................................................................	17-27

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk..........................................................................	28

	Item 4 -	Controls and Procedures...................................................................................................................................	29

Part II	Other Information

	Item 4 -	Submission of Matters to a Vote of Security Holders......................................................................................	30

	Item 6 -	Exhibits.............................................................................................................................................................	30

Signature..................................................................................................................................................................................................			31

Exhibit Index...........................................................................................................................................................................................			32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE STUDENT LOAN CORPORATION CONSOLIDATED STATEMENT OF INCOME (Dollars in thousands, except per share amounts) (Unaudited)

	Three months ended	Six months ended
	June 30,	June 30,
	2005 2004	2005 2004
REVENUE
Interest income	$322,406 $218,524	$605,342 $425,162
Interest expense	193,356 76,978	347,397 152,564
Net interest income	129,050 141,546	257,945 272,598
Less: provision for loan losses	(4,799) (3,061)	(5,401) (5,296)
Net interest income after provision for loan losses	124,251 138,485	252,544 267,302
Fee and other income	39,079 5,159	38,298 19,205
Total revenue, net	163,330 143,644	290,842 286,507

OPERATING EXPENSES
Salaries and employee benefits	11,827 8,466	23,240 15,976
Other expenses	28,446 20,836	44,966 42,080
Total operating expenses	40,273 29,302	68,206 58,056
Income before income taxes and extraordinary item	123,057 114,342	222,636 228,451
Income taxes	47,616 44,676	81,059 85,925
Income before extraordinary item	75,441 69,666	141,577 142,526
Gain on extinguishment of trust, net of taxes of $3,448 for the three- and six-month periods ended June 30, 2005	5,465 -	5,465 -

NET INCOME	$80,906 $69,666	$147,042 $142,526

DIVIDENDS DECLARED	$21,600 $18,000	$ 43,200 $ 36,000

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(based on 20 million average shares outstanding)

Income before extraordinary item	$ 3.78 $ 3.48	$ 7.08 $ 7.13
Extraordinary item	0.27 -	0.27 -
NET INCOME	$ 4.05 $ 3.48	$ 7.35 $ 7.13

DIVIDENDS DECLARED PER COMMON SHARE	$ 1.08 $ 0.90	$ 2.16 $ 1.80

OPERATING RATIOS
Net interest margin	1.92% 2.35%	1.97% 2.29%
Operating expense as a percentage of average managed student loans	0.56% 0.49%	0.49% 0.49%
Return on equity	26.78% 27.54%	24.91% 29.00%

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Student loans	$ 24,279,297	$ 22,958,295
Less: allowance for loan losses	(4,665)	(5,046)
Student loans, net	24,274,632	22,953,249
Loans held for sale	1,825,673	1,930,300
Cash	523	628
Other assets	699,367	568,664

Total Assets	$ 26,800,195	$ 25,452,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$ 11,761,400	$ 20,986,000
Long-term borrowings	13,200,000	2,800,000
Deferred income taxes	243,566	186,082
Other liabilities	352,164	333,852

Total Liabilities	25,557,130	24,305,934

Common stock, $0.01 par value; authorized 50,000,000
shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	139,321	139,176
Retained earnings	1,103,544	999,702
Accumulated other changes in equity from nonowner sources	-	7,829

Total Stockholders' Equity	1,243,065	1,146,907

Total Liabilities and Stockholders' Equity	$ 26,800,195	$ 25,452,841

AVERAGE STUDENT LOANS	$ 26,349,996	$ 24,558,094
(year-to-date)

AVERAGE MANAGED STUDENT LOANS	$ 28,277,167	$ 25,175,762
(year-to-date)

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 147,042	$ 142,526
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization of equipment and computer software	6,644	4,795
Amortization of servicing asset	1,816	-
Amortization of deferred loan origination and purchase costs	53,214	49,488
Provision for loan losses	5,401	5,296
Deferred tax provision	62,502	21,275
Gain on sale of loan assets	(249)	(9,988)
Gain on loans securitized from the 2005-1 Trust	(47,787)	-
Gain on fair value of retained interest designated as trading	(1,589)	-
Gain on extinguishment of the 2002 Trust	(8,913)	-
Impairment loss on retained interests in securitized assets	11,817	-
Impairment loss on servicing assets in securitized assets	8,363	-
(Increase) in accrued interest receivable	(87,619)	(6,296)
(Increase)/decrease in other assets	(4,296)	7,257
Increase/(decrease) in other liabilities	15,882	(88,511)
Net cash provided by operating activities	162,228	125,842

Cash flows from investing activities:
Disbursements of loans	(1,575,283)	(1,450,575)
Loan portfolio purchases	(3,086,534)	(1,606,725)
Loan purchases held for sale	(61,032)	(588,670)
Redemption of 2002 Trust beneficial interests, net of expenses	(363,837)	-
Loan reductions	1,972,174	1,737,616
Net (increase) in loan origination and purchase costs	(218,685)	(114,366)
Proceeds from loans sold	12,574	626,739
Proceeds from securitization of the 2005-1 Trust	2,026,549	-
Cash received on retained interests in securitized assets	6,050	7,600
Capital expenditures on equipment and computer software	(6,509)	(16,143)
Net cash used in investing activities	(1,294,533)	(1,404,524)

Cash flows from financing activities:
Net increase in borrowings with original
maturities of one year or less	4,825,400	4,115,500
Repayments of borrowings with original terms of one year or more	(3,650,000)	(2,800,000)
Dividends paid to stockholders	(43,200)	(36,000)
Net cash provided by financing activities	1,132,200	1,279,500

Net (decrease)/increase in cash	(105)	818
Cash - beginning of period	628	476

Cash - end of period	$ 523	$ 1,294

Supplemental disclosure:
Cash paid for:
Interest	$ 312,778	$ 216,589
Income taxes, net	$ 54,444	$ 56,097

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended June 30,
	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,376	$ 136,134
Other	145	2,969
Balance, end of period	$ 139,521	$ 139,103

RETAINED EARNINGS
Balance, beginning of period	$ 999,702	$ 786,746
Net income	147,042	142,526
Common dividends declared, $2.16 per common share in 2005;
$1.80 per common share in 2004	(43,200)	(36,000)
Balance, end of period	$ 1,103,544	$ 893,272

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 7,829	$ 8,444
Net change in cash flow hedges, net of taxes of $300 in 2004	-	433
Net change in unrealized (losses)/gains on investment securities,
net of taxes of $(5,017) in 2005 and $1,960 in 2004	(7,829)	3,409
Balance, end of period	$ -	$ 12,286

TOTAL STOCKHOLDERS' EQUITY	$ 1,243,065	$ 1,044,661

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 147,042	$ 142,526
Changes in equity from nonowner sources, net of taxes	(7,829)	3,842
Total changes in equity from nonowner sources	$ 139,213	$ 146,368

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005

1.       Significant Accounting Policies

            Interim Financial Information

The accompanying consolidated financial statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Educational Loan Center, Inc. (ELC). All intercompany balances and transactions have been eliminated.

The financial information of the Company as of June 30, 2005 and for the three- and six-month periods ended June 30, 2005 and 2004 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles. The results for the three- and six-month periods ended June 30, 2005 may not be indicative of the results for the full year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Annual Report and Form 10-K.

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

Loan purchase premiums and origination costs are deferred and amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. CitiAssist Loan insurance costs and origination costs on Federal Family Education Loan (FFEL) Program loans with original disbursements after April 1, 2005 are amortized on a loan by loan basis. Premiums on FFEL Program loan portfolio purchases, premiums and referral fees paid on CitiAssist Loans, and origination costs on FFEL Program loans disbursed prior to April 1, 2005 are deferred and amortized to interest income on a level yield basis over the expected weighted average life of the student loans in those portfolios on a pool basis. The expected weighted average lives of loans with costs accounted for on a pool basis are determined by several factors, the most significant of which is forecasted prepayments. Expected life, which is initially determined and may subsequently be revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different portfolio types based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayment in the calculation of weighted average life. If a difference arises between the Company’s anticipated prepayments and the actual prepayment rates, the Company recalculates the effective yield to reflect actual prepayments to date, with a corresponding adjustment to current period interest income. In addition, the expected future weighted average lives of these loans are reviewed quarterly. Any difference between the future weighted average lives and the past estimates are adjusted to current interest income to arrive at the investment balance that would have been remaining had the new effective yield been applied since loan inception.

            Loans

Loans primarily consist of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and amortized to interest income on a level yield basis using either a pool basis or a loan by loan basis. The determination of the expected weighted average life, over which pooled loans are amortized, is based upon a consideration of a variety of factors, the most significant of which is forecasted prepayments.

The Company also has a portfolio of alternative loans, primarily CitiAssist Loans. Generally, such loans are either insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy universities. Premiums and referral fees paid on CitiAssist Loans are deferred and amortized to income on a pool basis.

The Company immediately discontinues accruing interest on loans when: (1) FFEL Program loans have lost their guarantees, (2) uninsured CitiAssist Loans reach 90 days of delinquency and (3) insured CitiAssist Loans reach 150 days of delinquency. The Company immediately writes off the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. The Company charges off the outstanding principal balance to the allowance for loan losses and reduces interest income by the amounts of accrued, uncollected interest. Recoveries on loans previously charged off are recorded as increases to the allowance for loan losses. Accrual of interest is resumed when the loan guarantee is reinstated.

            Allowance for Loan Losses

Most of the Company’s FFEL Program and alternative loans have a guarantee, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for loans in which the principal and interest are not 100% covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Act, and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of any credit risk insurance coverage obtained from third parties and the benefits of any risk-sharing agreements with third parties. Amounts of estimated potential future losses are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios as of the first day of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience updated for recent trends and conditions, are determined after considering the current aging of the portfolio.

            Transfer of Student Loans through Securitization

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, and the trust qualifies as a qualifying special purpose entity (QSPE), gains or losses on the sale of the student loans are recorded at the time of securitization. Gains or losses on securitization depend primarily on the previous carrying amount of the loans involved in the transfer. This carrying amount is allocated between the loans sold and the interests retained, including servicing assets.

Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby converting those loans into cash before they would have been realized in the normal course of business. The SPEs obtain the cash to pay for the loan assets by issuing securities to outside investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, which may result in less expensive financing costs than the Company could obtain from other sources. At June 30, 2005, the SPEs continued to meet the requirements for QSPE status, and were, therefore, not subject to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by its primary beneficiary. As such, the SPEs were not consolidated with the financial statements of the Company.

For a transfer of financial assets to be considered a sale, the assets transferred by the Company must either have been isolated from the seller if in bankruptcy or other receivership and the purchaser must have the right to sell the assets transferred. In addition, the purchaser must be a QSPE meeting certain significant restrictions on its activities, its investors must have the right to sell their ownership interests in the entity, and the seller must not continue to control the assets transferred either through an agreement to repurchase them or by the right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets these sale requirements is removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Company’s Consolidated Balance Sheet. In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is generally obtained for complex transactions or transactions in which the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, the legal opinion must state that the assets transferred are legally isolated from the seller and would not be consolidated with the Company’s other assets in the event of the SPE’s insolvency.

The servicing assets, which represent the unamortized servicing rights, are included in other assets. They are initially recorded in an amount equal to the allocated basis of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on their relative fair values at the date of securitization. The servicing assets are amortized in proportion to and over the period of estimated net servicing income. The servicing assets are assessed for impairment by comparing their carrying values to their current fair values.

The Company retains the residual interests from the securitizations and records them in other assets. These residual retained interests are recorded at the present value of the estimated net cash flows expected to be generated from the loans sold to the trusts in excess of the estimated note interest and other expenses expected to be paid by the trusts. Retained interests are accounted for as either investments in available-for-sale securities or as trading securities, depending on the designation at the time of securitization, and are carried at their estimated fair values at the balance sheet date. Temporary changes in fair value for those securities accounted for as investments in available-for-sale securities are recorded, net of applicable income taxes, in accumulated other changes in equity from nonowner sources and are reflected in the yield on a prospective basis. The fair values of the retained interests are determined after interest income is accreted on the asset in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The retained interest is regularly reviewed for impairment and other-than-temporary impairment, if any, is charged against fee and other income when identified in accordance with EITF 99-20. Interest accreted on the retained interest is recorded on the effective yield basis. The initial value of the retained interest is determined by allocating the carrying value of the loans securitized between the assets sold and the interest retained based on their relative fair values at the securitization date. Initial and subsequent measurements of the fair value of the retained interest are performed using a discounted cash flow model that incorporates management’s best estimates of key assumptions, including prepayment speeds, discount rates, and borrower benefits. Borrower benefits are interest rate and/or principal reductions that are made to loans that meet certain eligibility requirements.

            Loans Held for Sale

At June 30, 2005, loans held for sale were primarily those loans originated or purchased by the Company for future securitization or sale. These loans are recorded at the lower of either cost, consisting of principal and deferred costs, or market value. For the three- and six-month periods ended June 30, 2005 and 2004, the market value exceeded the cost. Thus, no valuation allowance was necessary at those dates.

            Internally Developed Software

Certain direct development costs associated with the development of internally developed software are capitalized. The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in other assets and are amortized starting with the project in service date over a period not to exceed five years. Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are reflected net of amounts written off for obsolescence and abandonment. Amounts written off are recorded in amortization expense.

2.       New Accounting Standards

Certain Loans or Debt Securities Acquired in a Transfer
During the first quarter of 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value. SOP 03-3 prohibits carrying over from the seller valuation allowances in the initial accounting of loans acquired in a transfer that have evidence of deterioration in credit quality, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment. The adoption of SOP 03-3 had no impact on the Company’s financial condition or results from operations, as the Company did not have any loan acquisitions that met the criteria of SOP 03-3 during the first six months of 2005.

3.       Student Loans

The Company’s portfolio of student loans consists of FFEL Program guaranteed student loans authorized by the Department under the Act, as well as CitiAssist Loans originated through an alternative student loan program. CitiAssist Loans are generally insured by private third-party insurers.

The Company's loans are summarized by program type as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Federal Stafford Loans	$ 9,684,584	$ 9,286,217
Federal Consolidation Loans	8,102,921	8,316,851
Federal SLS/PLUS/HEAL Loans	1,097,358	1,164,783
CitiAssist Loans	4,705,891	3,648,496
Other alternative loans	126	134

Total student loans held, excluding deferred costs	23,590,880	22,416,481
Deferred origination and premium costs	688,417	541,814

Loans held	24,279,297	22,958,295
Less: allowance for loan losses	(4,665)	(5,046)

Loans held, net	24,274,632	22,953,249

Federal Consolidation Loans held for sale, excluding deferred costs	1,785,755	1,883,084
Deferred origination costs	39,918	47,216

Loans held for sale	1,825,673	1,930,300

Total loan assets	$ 26,100,305	$24,883,549

The table below provides a comparison of the Company’s CitiAssist Loan delinquencies and insurance coverage as of the dates specified below. Delinquencies impact earnings through charge offs, and increased servicing and collection fees.

(Dollars in thousands)	June 30, 2005	December 31, 2004

Total CitiAssist Loans	$ 4,705,891	$ 3,648,496
CitiAssist Loans in repayment	$ 2,000,429	$ 1,882,280
CitiAssist Loans delinquent 30-89 days as a % of total CitiAssist Loans in repayment	1.6%	1.7%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	0.7%	0.6%
Total allowance for loan losses for CitiAssist Loans	$ 3,327	$ 3,293
Allowance for loan losses for CitiAssist Loans as a % of total CitiAssist Loans that are delinquent 90 days or greater	23.9%	27.4%
Total CitiAssist Loans insured by third party insurers (1)	$ 4,040,131	$ 3,100,596
Total uninsured CitiAssist Loans (2)	$ 665,760	$ 547,900

(1) Claims on these loans are subject to 5% - 20% risk-sharing. Therefore, the insurer reimburses the Company 80% - 95% of the approved claim amounts.
(2) Of the uninsured CitiAssist Loans, $472.1 million and $436.9 million are covered under risk-sharing agreements with schools and universities at June 30, 2005 and December 31, 2004, respectively.

4.       Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company. These intercompany agreements include the Omnibus Credit Agreement, a tax-sharing agreement and the CitiAssist Loan originations and servicing agreements.

Detailed below is a description of, and amounts relating to, the Company’s transactions with CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated financial statements for the three- and six-month periods ended June 30, 2005 and 2004.

The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup. Expenses related to these agreements were $7.9 million and $7.2 million for the three-month periods ended June 30, 2005 and 2004, respectively. For the six-month periods ended June 30, 2005 and 2004, the expenses related to those agreements were $15.4 million and $14.5 million, respectively.

The Company earned loan origination and servicing revenue of $0.9 million and $1.1 million for the three-month periods ended June 30, 2005 and 2004, respectively, for work performed by the Company on CitiAssist Loans held by CBNA prior to purchase by the Company. For the six-month periods ended June 30, 2005 and 2004, the Company earned loan origination and servicing revenue on CitiAssist Loans of $2.6 million and $4.4 million, respectively.

The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to Citibank (New York State) (CNYS) in 1992 by the Company in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. CNYS merged with CBNA in August 2003. For the six-month periods ended June 30, 2005 and 2004, $0.3 million and $0.6 million, respectively, was paid to CBNA under this agreement. At June 30, 2005, the Company had a remaining liability under this agreement of $3.3 million recorded in other liabilities. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. For the six-month periods ended June 30, 2005 and 2004, the Company paid amounts of $53.7 million and $50.2 million, respectively, to Citigroup for tax allocation payments.

The Company had outstanding short- and long-term unsecured borrowings with CBNA of $11.8 billion and $13.2 billion, respectively, at June 30, 2005 and $21.0 billion and $2.8 billion, respectively, at December 31, 2004, incurred under the terms of an Omnibus Credit Agreement with CBNA. At June 30, 2005, the Company reclassified $5.0 billion of short-term borrowings to long-term borrowings based upon a refinancing agreement with CBNA effective July 1, 2005. This agreement provides for $30 billion in total credit at June 30, 2005. At June 30, 2005 and 2004, the Company’s outstanding borrowings had contracted weighted average interest rates of 3.0% and 1.4%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended June 30, 2005 and 2004, the Company incurred $193.3 million and $76.0 million, respectively, in interest expense payable to CBNA related to these borrowings. For the six-month periods ended June 30, 2005 and 2004, the Company incurred $346.6 million and $151.1 million, respectively, in interest expense payable to CBNA related to these borrowings.

At June 30, 2005, the Company had no forward funding commitments. At December 31, 2004, the Company was a party to forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of the loan commitments, which were drawn upon in January 2005, were contracted to mature between July 2005 and January 2006, and have fixed interest rates ranging from 2.1% to 3.2%.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including employee stock-based compensation plans, cash management, data processing, communication, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

5.       Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings and received on its loan assets. The Company had no swap agreements outstanding at June 30, 2005. Prior to 2005, the Company participated with CBNA, an investment grade counter-party, in interest rate swap agreements under a swap program that met the hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. To the extent the derivatives were effective and exactly matched the variability of the cash flows being hedged, changes in their fair values were not reflected in current earnings. These changes in fair values were recorded net of taxes in the accumulated other changes in equity from nonowner sources component of stockholders’ equity. When participating in these agreements, the Company receives payments based on LIBOR and makes payments based on the asset yield, generally the 91-day Treasury Bill rate. These agreements, which had been designated as hedges, were effective in offsetting the changes in cash flow hedges for the risk being hedged. The swap agreements had notional amounts totaling $1.1 billion at December 31, 2004. These swaps matured on January 4, 2005 and had no reportable value at December 31, 2004. No amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized as follows for the three- and six-month periods ended June 30, 2005 and 2004:

	Three-month period ended		Six-month period ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of year	$ --	$(563)	$ --	$(959)
Net unrealized (loss) from cash flow hedges	--	(563)(1)	--	(442)(1)
Net amounts reclassified to earnings	--	600(2)	--	875(2)

Balance at end of period	$ --	$(526)	$ --	$(526)

(1) Amounts are net of taxes of $(388) and $(303) for the three- and six-month periods, respectively. (2) Amounts are net of taxes of $412 and $604 for the three- and six-month periods, respectively.

In the six-month period ended June 30, 2005, the Company participated in certain short-term interest rate swaps with CBNA, an investment-grade counterparty, that did not qualify for hedge accounting treatment under SFAS No. 133. These swaps, which had a notional amount of $8.0 billion, matured by the end of the second quarter of 2005. Therefore, as of June 30, 2005 the Company had no swaps outstanding. The swaps incurred $0.1 million of interest expense in the second quarter of 2005 and $0.7 million of interest expense for the six-month period ended June 30, 2005. In 2004, all of the Company’s swaps met the requirements of SFAS No. 133.

6.       Commitments and Contingencies

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. The ultimate resolution of these proceedings are not likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

7.       Student Loan Securitizations

The Company maintains a program to securitize certain portfolios of FFEL Program student loan assets. From time to time, the Company enters into securitization transactions and accounts for its securitization transactions in accordance with the provisions of SFAS No. 140. Under the Company’s program to securitize student loans, the loans are removed from the consolidated financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors. At June 30, 2005, the Company’s securitizations used trust arrangements that met the QSPE conditions of SFAS No. 140. Therefore, its QSPE’s financial statements were not consolidated with the financial statements of the Company.

In June 2005, the Company securitized approximately $2.0 billion of FFEL Program Consolidation Loans. These loans were sold to a trust (the 2005-1 Trust), through a wholly owned special purpose subsidiary that was established for that purpose. The securitization resulted in a gain on sale of $47.8 million (pretax). The Company also recognized a $1.6 million (pretax) gain to record the fair value of the retained interest designated as a trading investment. The gain reflects the difference between the carrying value of the assets sold to the 2005-1 Trust by the Company’s special purpose subsidiary and the fair value of assets received, composed of cash proceeds and retained interests.

In the second quarter of 2005, the Company completed a tender offer to purchase the notes of one of its trusts, which had been originally issued in 2002 (the 2002 Trust), and extinguished that trust, bringing $370.3 million in student loan assets back on the Company’s balance sheet at fair value and recorded a loan premium of $12.0 million. The premium will be amortized over the estimated remaining lives of the loans. The transaction resulted in an extraordinary gain of $8.9 million (before taxes of $3.4 million).

At June 30, 2005, approximately $1.4 billion and $2.0 billion of student loan assets were held by the securitization trust formed in 2004 (the 2004 Trust) and the 2005-1 Trust, respectively. At December 31, 2004, approximately $1.5 billion and $0.4 billion of student loan assets were held by the 2004 and 2002 Trusts, respectively. At June 30, 2005 and December 31, 2004, the Company had retained interests in the assets securitized of approximately $95.3 million and $72.7 million, respectively, that were recorded at fair value.

The following table summarizes the changes in the Company’s retained interests during the three- and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Balance at beginning of period	$60,203	$40,733	$72,733	$28,672
Accreted interest	980	3,298	2,620	7,156
Cash flows from trusts	-	(7,600)	(6,050)	(7,600)
Change in fair value	(565)	(2,834)	(2,983)	5,369
Impairment	(6,115)	-	(11,817)	-
Securitization of the 2005-1 Trust	58,922	-	58,922	-
Extinguishment of the 2002 Trust	(18,088)	-	(18,088)	-

Balance at end of period	$95,337	$33,597	$95,337	$33,597

The retained interest in the 2004 Trust is accounted for as an investment in available-for-sale securities. The retained interest in the 2005-1 Trust is accounted for as a trading security.

In connection with the securitization of loans, the Company retains servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual per loan servicing fee. Failure to service the loans in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and owned student loans to be part of the business it manages.

The following table summarizes the changes in the Company’s servicing assets during the three- and six-month periods ended June 30, 2005. The 2002 Trust had no servicing assets.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2005

Balance at beginning of year	$ 27,029	$ 28,177
Securitization of the 2005-1 Trust	29,114	29,114
Impairment	(8,096)	(8,363)
Amortization	(935)	(1,816)

Balance at June 30, 2005	$ 47,112	$ 47,112

During the second quarter of 2005, the Company increased its prepayment rate assumption, contributing to the second quarter's $6.1 million retained interest impairment and $8.1 million servicing asset impairment. For the securitization trusts, a prepayment ramp is used that estimates prepayment rates at a graduated level from 0% to 10.0% over the first five to ten years and approximately 10% thereafter. Depending on asset class, the total prepayment and speed of prepayments may vary. During the first quarter of 2005, the impairments were the result of more borrowers than expected receiving borrower benefits.

For the three-month periods ended June 30, 2005 and 2004, the Company received cash flows of $1.8 million and $0.1 million, respectively, for loan servicing and administrative fees as the master servicer. For the six-month periods ended June 30, 2005 and 2004, the Company received cash flows of $3.7 million and $0.2 million, respectively, for loan servicing and administrative fees. The Company had receivables due from the trusts of $1.0 million and $1.8 million at June 30, 2005 and December 31, 2004, respectively, and $1.3 million and $0.9 million of payables due to the trusts at June 30, 2005 and December 31, 2004, respectively.

The key assumptions used to value the combined retained interests and servicing assets for the securitization trusts at June 30, 2005 were as follows:

	Retained Interests	Servicing Assets

Discount rate	10.0%	5.6%
Consolidation prepayment rates	Up to 10.0% in 5 to 10 years	Up to 10.0% in 5 to 10 years
Servicing margin	-	26 basis points
Anticipated net credit losses	0.0%	-
Basis spread between LIBOR and Commercial Paper rate	0.10%	-
Borrower Benefits - Automated Clearing House	30.6% to 39.0%	-
Borrower Benefits - On time payments	26.3% to 30.2%	-

The key assumptions used to value the combined retained interests and servicing assets for the securitization trusts at December 31, 2004 were as follows:

	Retained Interests	Servicing Assets

Discount rate	10.0%	5.9%
Consolidation prepayment rates	Up to 8.0% in 10 years	Up to 8.0% in 10 years
Servicing margin	-	23 basis points
Anticipated net credit losses	0.0%	-
Basis spread between LIBOR and Commercial Paper rate	0.10%	-
Borrower Benefits - Automated Clearing House	38.8% to 40.0%	-
Borrower Benefits - On time payments	13.6% to 17.6%	-

The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive a 1% rate reduction if they make 36, 48 or 60 consecutive on time payments, depending on the program, and continue to make on time payments.

Due to the benefits from the Exceptional Performer designation, the Company used an anticipated net credit loss assumption of 0% for the securitized loans at June 30, 2005 and December 31, 2004.

As required by SFAS No. 140, the effects of two negative changes in each of the key assumptions used to determine the fair value of the retained interests are disclosed. The negative effect of the change in each assumption must be calculated independently while holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown in the table.

The effects of the key assumptions on the retained interests and servicing assets are presented below:

(Dollars in thousands)	Retained Interests	Servicing Assets

Fair value at June 30, 2005	$ 95,337	$ 47,919

Discount rate	10.0%	5.6%
+10% (reflecting a discount rate of 11.0%)	$ (4,021.8)	$ (859.5)
+20% (reflecting a discount rate of 12.0%)	$ (7,758.0)	$ (1,696.7)

Consolidation prepayment rate	Up to 10.0% in 5 to 10 years	Up to 10.0% in 5 to 10 years
+10% (reflecting consolidation prepayment rates of 0.0% to 11.0%)	$ (1,896.3)	$ (708.2)
+20% (reflecting consolidation prepayment rates of 0.0% to 12.0%)	$ (3,741.1)	$ (1,396.8)

Servicing margin	-	26 basis points
+10% (reflecting a servicing margin of 29 basis points)	-	$ (4,282.7)
+20% (reflecting a servicing margin of 31 basis points)	-	$ (8,565.4)

Basis spread	0.10%	-
+10% (reflecting a basis spread of 0.11%)	$ (1,563.6)	-
+20% (reflecting a basis spread of 0.12%)	$ (3,127.0)	-

Borrower benefits - ACH	30.6% to 39.0%	-
+10% (reflecting borrower benefits of 33.7% to 42.9%)	$ (1,290.1)	-
+20% (reflecting borrower benefits of 36.7% to 46.8%)	$ (2,580.2)	-

Borrower benefits - on time payments	26.3% to 30.2%	-
+10% (reflecting borrower benefits of 28.9% to 33.2%)	$ (3,113.4)	-
+20% (reflecting borrower benefits of 31.6% to 36.2%)	$ (6,226.8)	-

If the Company lost its Exceptional Performer designation, the fair value of the retained interests at June 30, 2005 would be decreased by approximately $4.7 million. Also, a change in market interest rates could affect the value of the retained interest.

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the consolidated financial statements are subject to possible further impairment and may not be fully recoverable.

8.       Future Application of Accounting Standards

Stock-based Compensation
The Company participates in various Citigroup stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s officers and employees. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments’ fair value. SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date for SFAS 123-R. The SEC's new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005. Therefore, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options’ fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 (APB 25 Awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards is not expected to be material to the Company’s 2006 financial condition or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Critical Accounting Policies

There were no material changes to The Student Loan Corporation’s (the Company’s) critical accounting policies in the second quarter of 2005. The Company considers its accounting policies on revenue recognition, allowance for loan losses and student loan securitizations to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 3 and 7 to the consolidated financial statements or the notes to the financial statements in the Company’s 2004 Annual Report and Form 10-K.

            New Accounting Standards

Certain Loans or Debt Securities Acquired in a Transfer
During the first quarter of 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value. SOP 03-3 prohibits carrying over from the seller valuation allowances in the initial accounting of loans acquired in a transfer that have evidence of deterioration in credit quality, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment. The adoption of SOP 03-3 had no impact on the Company’s financial condition or results of operations, as the Company did not have any loan acquisitions that met the criteria of SOP 03-3 during the first six months of 2005.

            Management Summary

The Company is a market leader in education finance and offers a full array of student loan products to students and their parents. Generally, most of the loans directly originated by the Company are serviced by the Company throughout their lifecycles.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. The Company’s earnings are also impacted by floor income and portfolio growth, as described below. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate or the commercial paper rate and LIBOR. The Company manages these risks by regularly monitoring interest rates. The Company acts upon fluctuations in the interest rate curves and may enter into interest rate swap agreements on portions of its portfolio. In declining short-term rate environments, the Company’s net interest income may benefit from floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income. See the definition of floor income in Special Allowance and Floor Income on page 23.

In addition to floor income and portfolio growth, the Company’s earnings may also be impacted by the number and size of asset sales and securitizations, which can fluctuate on a quarterly basis. Other factors that may impact earnings are loan servicing revenue and loan servicing costs, applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, the number of borrowers eligible for borrower benefits, financing options available to students and their parents, and competitors’ initiatives.

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 27.

            Financial Condition

During the six month period ending June 30, 2005, the Company’s managed student loan portfolio grew by $4.5 billion (18%) to $29.5 billion. Included in this amount are the Company’s owned student loans of $26.1 billion, which consist primarily of loans originated under the Federal Family Education Loan (FFEL) Program and $3.4 billion of student loans held in securitization trusts. The Company’s owned assets, which consisted of $24.3 billion of loans held in its portfolio and a $1.8 billion inventory of loans held for sale, increased by $1.2 billion (5%) from $24.9 billion at December 31, 2004.

The table below shows the student loan activity for the loans held in the Company's portfolio for the six-month periods ended June 30, 2005 and 2004.

(Dollars in millions)	June 30, 2005	June 30, 2004

Balance at beginning of period	$ 24,889	$ 23,225
FFEL Program Stafford and PLUS Loan(1) disbursements	1,575	1,450
Loan Purchases	3,148	2,195
Redemption of the 2002 Trust	370	-
Loan reductions(2)	(1,968)	(1,737)
Loan securitizations	(2,026)	-
Portfolio sales	(12)	(617)
Deferred costs and other adjustments	129	61

Balance at end of period	$ 26,105	$ 24,577

(1) FFEL Program PLUS Loans are Parent Loans to Undergraduate Students.
(2) Loan reductions are attributable primarily to borrower principal payments, loan consolidations and claims paid to guarantors.

            Loan Activity

Loan disbursements continued to increase during the first six months of 2005 compared to the same period last year. Loan disbursements represent the amount of cash outlaid for loan principal related to loan originations. The Company’s loan disbursements and loan commitments to finance education for the three- and six-month periods ended June 30, 2005 and June 30, 2004 are presented in the table below:

	Three-month periods		Six-month periods
(Dollars in millions)	2005	2004	2005	2004

FFEL Program Stafford and PLUS Loan disbursements	$394	$376	$1,575	$1,450
CitiAssist Loans disbursed under commitments to purchase, net	140(1)	98(2)	688(1)	563(2)

Total loan disbursements and commitments	$534	$474	$2,263	$2,013

(1)

These amounts consist of the CitiAssist Loans that were disbursed by CBNA in the three- and six-month periods ended June 30, 2005. Out of the originations, approximately $129 million were under commitment to purchase at June 30, 2005. In addition, $120 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans will be purchased by the Company after final disbursement.

(2)

These amounts consist of the CitiAssist Loans that had been disbursed by CBNA in the three- and six-month periods ended June 30, 2004. Out of the originations, approximately $88 million were under commitment to purchase at June 30, 2004. In addition, $129 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the Company after final disbursement.

The $125 million increase in FFEL Program loan disbursements for the first six months of 2005, compared to the same period last year, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace.

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

The Company’s secondary market and other loan procurement activities for the three- and six-month periods are presented in the table below:

	Three-month periods ended June 30,		Six-month periods ended June 30,
(Dollars in millions)	2005	2004	2005	2004

FFEL Program Consolidation Loan volume	$ 730(1)	$ 320(2)	$1,527(3)	$ 968(4)
Purchases of CitiAssist Loans	710	621	1,217	990
Other loan purchases	320	150	404	237

Total loan purchases	$1,760	$1,091	$3,148	$2,195

(1) Amount includes $702 purchased for portfolio and $28 purchased for resale.
(2) Amount includes $121 purchased for portfolio and $199 purchased for resale.
(3) Amount includes $1,466 purchased for portfolio and $61 purchased for resale.
(4) Amount includes $380 purchased for portfolio and $588 purchased for resale.

For the first six months of 2005, the Company purchased loans of $3,148 million, an increase of $953 million (43%) compared to the same period last year. The loan consolidation growth resulted primarily from the rising interest rate environment as described below. CitiAssist Loan growth reflected borrowers’ increased need to find alternative sources of education funding outside of the FFEL Loan Program. This need for alternative financing is due to the rising cost of education and the flat loan limits that exist under the current FFEL Program.

The historically low interest rate environment has encouraged borrowers to consolidate their eligible student loans to lock in their interest rates, resulting in continued higher prepayments of Federal Stafford Loans over the past several years. These loan consolidations have comprised a sizeable portion of the Company’s overall loan volume. As interest rates rise and loan consolidation becomes less attractive, consolidation activity and related prepayment levels are expected to moderate. Of the Consolidation Loan volume presented in the table above, $439 million and $389 million for the first six months of 2005 and 2004, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio.

As noted above, a portion of the FFEL Program Consolidation Loans were purchased for the Company’s held for sale inventory, which was established to create a portfolio of loans held for future securitization or sale. The size of the held-for-sale portfolio is primarily dependent upon the needs of the securitization program. The decrease in the volume of loans purchased for the Company's resale inventory year over year is due to a change in the mix of loans designated held-for-sale and a refinement in loan procurement sources.

            Loans

The Company’s portfolio of FFEL Program Stafford Loans of $9.7 billion at June 30, 2005 grew $0.4 billion (4%) from December 31, 2004. Including the Company’s loans held for sale, FFEL Program Consolidation Loans of $9.9 billion decreased $0.3 billion (3%) from December 31, 2004. This decrease reflects $2.0 billion in FFEL Program Consolidation Loans that were securitized in the second quarter of 2005. CitiAssist Loans of $4.7 billion increased $1.1 billion (29%) from December 31, 2004. See the summary of the Company’s loans by program type in Note 3 to the consolidated financial statements.

For the first six months of 2005, both FFEL Program and CitiAssist Loan volumes were experiencing steady growth. Given the rising cost of education and students’ needs for alternative sources of education financing, CitiAssist Loans continue to be the fastest growing segment of the Company’s loan portfolio. Although loan consolidation volume has increased substantially in recent years, this volume is expected to temper not only as interest rates rise, but also as the number of borrowers who have not yet consolidated their eligible loans declines.

The Company’s allowance for loan losses of $4.7 million at June 30, 2005 is composed of $1.4 million for its FFEL Program loan portfolio and $3.3 million for its CitiAssist Loans. The allowance at December 31, 2004 of $5.0 million was composed of $1.7 million for its FFEL Program loans and $3.3 million for its CitiAssist Loans. See more information on the allowance for loan losses beginning on page 22.

            Alternative Loans in Repayment

The Company’s alternative loan portfolio consists primarily of CitiAssist Loans that are not guaranteed by the federal government. Most of the CitiAssist Loan portfolio is insured by private third party insurers. However, a portion is not covered by insurance. At June 30, 2005, approximately $364 million of the CitiAssist Loans in repayment are self-insured by the Company, do not carry outside credit risk insurance, and are either covered under risk-sharing agreements or are self-insured. See Student Loans in Note 3 to the consolidated financial statements for further information about delinquency rates and the allowance for loan losses for CitiAssist Loans.

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:

(Dollars in millions)	June 30, 2005%	December 31, 2004%

Insured CitiAssist Loans	$1,636	82%	$1,502	80%
Uninsured CitiAssist Loans	364	18%	380	20%

Total CitiAssist Loans in repayment	$2,000	100%	$1,882	100%

            Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, the Company holds a large number of similar loans for which prepayments are probable and the timing of payments can be reasonably estimated. The Company considers estimates of future prepayments in the calculation of weighted average life. Estimates of future prepayment speeds are based on a combination of actual past prepayment rates as well as management’s estimate of future consolidation rates, which are influenced by current and future interest rates. Future prepayment speeds are also impacted by whether the underlying Stafford or PLUS Loans are consolidated off-balance sheet (i.e. prepayments) or are retained in the Company’s own portfolio, which is not accounted for as prepayment. Historically low interest rates have led to a record level of loan consolidations, which have decreased the weighted average lives of Stafford and PLUS Loans. Management believes that the high consolidation rate will continue in the short term, but will begin to decline from the record levels recently experienced after July 1, 2005, when the benchmark interest rate was raised.

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

            Securitization Activity and Off Balance Sheet Transactions

From time to time, the Company enters into securitization transactions and considers securitization proceeds to be an alternative source of financing. Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby converting those loans into cash before they would have been realized in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to the SPEs (independent trusts) through a wholly owned entity formed to acquire the Company’s loans. The SPEs obtain the cash to pay for the loan assets received by issuing securities to outside investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, which may result in less expensive financing costs than the Company could obtain from other sources. At June 30, 2005, the SPEs continued to meet the requirements of qualifying special purpose entities (QSPEs), and were, therefore, not subject to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by the primary beneficiary. As such, the SPEs were not consolidated with the financial statements of the Company.

The Company securitizes certain portfolios of FFEL Program Consolidation Loans through a wholly owned SPE formed to acquire them from the Company. During the three-month period ended June 30, 2005, the Company securitized $2.0 billion in FFEL Program Consolidation Loans and recorded a $47.8 million (pretax) gain on sale. The Company also recognized a $1.6 million (pretax) gain to record the fair value of the retained interest, designated as a trading investment. Also during this quarter, the Company completed a tender offer to purchase the notes of SLC Student Loan Trust-I (the 2002 Trust) and extinguished the trust, bringing $370.3 million of loans back onto its balance sheet at fair value and realizing an extraordinary gain of $8.9 million (pretax). At June 30, 2005, approximately $1.4 billion and $2.0 billion of student loan assets were held by the 2004 and 2005-1 Trusts, respectively. At December 31, 2004, approximately $1.5 billion and $0.4 billion of student loan assets were held by the 2004 and 2002 Trusts, respectively. During the six-month period ended June 30, 2004, the Company did not enter into any new securitizations.

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. Gains or losses on securitization depend primarily on the previous carrying amount of the loans involved in the transfer. This carrying amount is allocated between the loans sold and the interests retained, including servicing assets. The Company accounts for the retained interests from the 2004 securitization as investments in available-for-sale securities and its retained interests from the 2005 securitization as investments in trading securities, in accordance with their designation at the time of securitization. The retained interests, which are recorded at fair value, are reported in other assets. The retained interests are regularly reviewed for impairment in accordance with EITF Issue No. 99-20.

The following table summarizes the changes in the Company’s retained interests during the three- and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Balance at beginning of period	$60,203	$40,733	$72,733	$28,672
Accreted Interest	980	3,298	2,620	7,156
Cash flows from trusts	-	(7,600)	(6,050)	(7,600)
Change in fair value	(565)	(2,834)	(2,983)	5,369
Impairment	(6,115)	-	(11,817)	-
Securitization of the 2005-1 Trust	58,922	-	58,922	-
Extinguishment of the 2002 Trust	(18,088)	-	(18,088)	-

Balance at end of period	$95,337	$33,597	$95,337	$33,597

Initial and subsequent measurements of the fair value of the retained interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, and borrower benefits are the key assumptions utilized to measure the fair value of the retained interests. The Company estimates the market discount rate based on its required return on equity, which was 10% at June 30, 2005 and December 31, 2004. Changes in the prepayment rates also impact the valuation of the retained interests. Historical statistics on prepayments and borrower defaults are utilized to estimate prepayment rates. In addition, since the underlying asset class has long maturities, market data is also utilized to predict future prepayment speeds for periods into the future that are longer than the Company's historical data can predict. Previously, a prepayment curve called the Consolidation Loan Ramp (CLR) was used for the prepayment assumption. The CLR is the industry standard for predicting prepayment rates on loan consolidations. The CLR predicts prepayment rates at a graduated level from 0% to 8% over the first ten years and stays flat at 8% thereafter. Due to recent activity, the Company has raised its current prepayment ramp to graduated levels up to 10% in five to ten years. This was the primary contributor to the second quarter's retained interest impairment of $6.1 million and servicing asset impairment of $8.1 million. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the retained interests. Anticipated net credit losses are based on the benefits from the Exceptional Performer designation, resulting in an anticipated net credit loss assumption of 0% for the specific loans securitized. If the Company were to lose its Exceptional Performer designation, the fair value of the retained interests at June 30, 2005 would be decreased by approximately $4.7 million. In addition, the loans held in the trusts are eligible for various borrower benefits of which the largest is a 1% rate reduction if the borrower makes 36, 48 or 60 consecutive on-time payments, depending on the program, and continues to make on time payments. Management has estimated that, on average, up to approximately 30% of the borrowers will receive the 1% rate reduction. This estimate is based on historical on-time payment statistics for similar assets in the Company's portfolio. To the extent the actual results differ from this estimate, the fair value of the residual will be impacted accordingly. In addition, a change in market interest rates could offset the value of the retained interests.

In connection with the securitization of loans, the Company retains servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and owned student loans to be part of the business it manages. At June 30, 2005 and December 31, 2004, the Company’s servicing assets were $47.1 million and $28.2 million, respectively, representing the unamortized carrying value at that date.

The following table summarizes the changes in the Company’s servicing assets during the three- and six-month periods ended June 30, 2005. The 2002 Trust had no servicing assets.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2005

Balance at beginning of year	$ 27,029	$ 28,177
Securitization of the 2005-1 Trust	29,114	29,114
Impairment	(8,096)	(8,363)
Amortization	(935)	(1,816)

Balance at June 30, 2005	$ 47,112	$ 47,112

The fair value of the servicing assets were $47.9 million and $28.5 million at June 30, 2005 and December 31, 2004, respectively, measured using discounts rate of 5.6% to 5.9%, a servicing margin of 26 basis points and a prepayment rate of up to 10% in 5 to 10 years. The impairment charges recorded on the servicing asset during the three- and six-month periods ended June 30, 2005 were a result of an increase in the prepayment assumptions, as described above.

See Note 7 to the consolidated financial statements for further information on the Company’s securitization transactions.

            Allowance for Loan Losses

The Company has an allowance for loan losses for those loans or portions of loans in its portfolio that are not 100% insured under government guarantees or private credit insurance. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio subject to the 2% risk-sharing provisions of the Act, as well as the portion of the CitiAssist Loan portfolio that is subject to the risk-sharing provisions of the credit risk insurance obtained from third parties after considering the benefits of risk-sharing agreements with other third parties. Most insured CitiAssist Loans are subject to risk-sharing provisions of 5% to 20% of the claim amount. The allowance primarily consists of a reserve for those CitiAssist Loans that are neither insured against loss nor covered under risk-sharing agreements with third parties. These uninsured loans, which are fully reserved at 120 days of delinquency are written off at that time. For information on insured and uninsured CitiAssist Loans, reserves and delinquency rates at June 30, 2005 and December 31, 2004, see note 3 to the consolidated financial statements. Estimated provisions of probable future losses increase the allowance for loan losses and are expensed currently. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the reserve.

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

Similarly, as of June 30, 2005, third party servicers servicing $3.4 billion of the Company’s FFEL Program loan portfolio have the Exceptional Performer designation. During the second quarter of 2005, the Company was notified that one of its third party servicers lost its Exceptional Performer designation effective September 1, 2004. This resulted in the Company’s accrual of $0.6 million of other liabilities for amounts refundable to guarantors. In addition, the Company increased its allowance by $1.3 million to provide for probable risk-sharing costs associated with this portfolio. Of the Company’s FFEL Program loans, only those that are serviced by the Company or its qualified and designated third party servicers are subject to this designation. Under current Department rules, as long as the Company and these servicers continue to meet eligibility standards and maintain their Exceptional Performer designation, their serviced portfolios are not subject to the risk-sharing provisions and they will receive 100% reimbursement on all eligible FFEL Program default claims filed.

The Company’s provision for loan losses for the second quarter of 2005 was $4.8 million, $1.7 million higher than the provision for the same period of 2004. The increase is attributable to a third party servicer that lost its Exceptional Performer designation, as described above, as well as increases in the size of the CitiAssist Loan portfolio.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios starting with the first day of each loan’s delinquency. These losses are estimated from historical delinquency and credit loss experience, updated for current conditions, applied to the current aging of the portfolio. Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur. Changes in the quality of loans moving into repayment status as well as the Company’s collections strategies could impact the delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact the reserve requirements.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	Second Quarter 2005	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004

Balance at beginning of period
FFEL Program	1,602	1,753	1,821	1,950	2,722
CitiAssist	2,744	3,293	3,724	3,596	2,423
	4,346	5,046	5,545	5,546	5,145
Provision for loan losses
FFEL Program	919	502	(340)	166	(228)
CitiAssist	3,880	100	1,839	1,028	3,289
	4,799	602	1,499	1,194	3,061
Charge Offs
FFEL Program	(1,184)	(801)	83	(421)	(648)
CitiAssist	(3,511)	(1,470)	(2,373)	(1,086)	(2,784)
	(4,695)	(2,271)	(2,290)	(1,507)	(3,432)
Recoveries
FFEL Program	1	148	189	126	104
CitiAssist	214	821	103	186	668
	215	969	292	312	772

Balance at end of period
FFEL Program	1,338	1,602	1,753	1,821	1,950
CitiAssist	3,327	2,744	3,293	3,724	3,596
	$4,665	$4,346	$5,046	$5,545	$5,546

            Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements on portions of its loan portfolio to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets based on the 91-day Treasury Bill rate. In the second quarter of 2005, the Company entered into several short-term interest rate swaps with CBNA that did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The swaps, which matured in June 2005, had a notional amount of $8.0 billion and incurred $0.1 million of interest expense in the second quarter of 2005 ($0.7 million for the first six months of 2005). The Company had no other swap transactions during the first six months of 2005 and no swaps outstanding at June 30, 2005. Prior to 2005, the Company participated with CBNA in interest rate swap agreements that had been designated as hedges and met the hedge accounting requirements of SFAS No. 133. These swaps were effective in offsetting the changes in cash flow hedges for the risk being hedged. All of the Company’s outstanding swaps under this program matured on January 4, 2005.

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

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP). Depending on the manner in which the Company’s assets are funded, the Company may earn net interest margin spreads, which include floor income, on portions of its portfolio. Also, the rate at which borrowers pay interest on FFEL Program Consolidation Loans, which generally provides the Company with the majority of its floor income, is generally fixed and is not subject to the annual reset provisions. A decline in the Company’s cost of funds during the term of such loans contributes to floor income. Specifically, floor income occurs when the borrower rate less the Department-stipulated asset spread is greater than the funding cost of the asset. For more information on floor income, see the Company’s 2004 Annual Report and Form 10-K.

During the three- and six-month periods ended June 30, 2005, the Company earned $21.1 million and $46.8 million, respectively, of floor income. During the three- and six-month periods ended June 30, 2004, the Company earned $35.6 million and $72.6 million, respectively, of floor income. The decrease in 2005 floor income, compared to the prior year, is primarily attributable to higher 2005 short-term interest rates. Floor income, which is included in interest income, may be further reduced in future quarters should short-term interest rates continue to rise. The Company has entered into short-term fixed rate funding contracts on a portion of floor income. However, should the implied forward rates rise, this funding opportunity will decline.

            Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.

Deferred income taxes of $243.6 million at June 30, 2005 increased $57.5 million compared to year-end 2004. This increase is primarily attributable to deferred tax liability increases of $44.4 million related to deferred loan origination costs and $18.5 million related to the gain on the sale of loans to the 2005-1 Trust, partially offset by the effects of the retained interest and servicing asset impairments and other adjustments.

            Other Liabilities

The $18.3 million (5%) increase in other liabilities from $333.9 million at December 31, 2004 to $352.2 million at June 30, 2005 is primarily attributable to a change to a loan by loan amortization methodology for certain loans, resulting in the accrual of some interest adjustments earlier than under the pool method.

            Borrowings

The Company’s short- and long-term borrowings were procured primarily through the Omnibus Credit Agreement with CBNA, which expires December 2009. Total short- and long-term borrowings of $25.0 billion at June 30, 2005 increased $1.2 billion compared to year-end 2004. The increased borrowings were used to fund new loan originations and purchases.

At June 30, 2005 and 2004, the outstanding borrowings had contracted weighted average interest rates of 3.0% and 1.4%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended June 30, 2005 and 2004, the Company recorded $193.3 million and $76.0 million, respectively, in interest expense payable to CBNA related to these borrowings. For the six-month periods ending June 30, 2005 and 2004, the Company incurred $346.6 million and $151.1 million, respectively, in interest expense on its borrowings.

            Dividends

The Company paid a quarterly dividend of $1.08 per common share on June 1, 2005. On July 13, 2005, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $1.08 per share to be paid September 1, 2005 to stockholders of record on August 15, 2005.

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

            Results of Operations

            Quarter Ended June 30, 2005

            Net Income

Net income was $80.9 million ($4.05 basic and diluted earnings per share) for the second quarter of 2005. This was an increase of $11.2 million (16%) compared to earnings for the same period last year. The increase in net income is primarily attributable to a securitization gain of $30.3 million (after tax) relating to the securitization of $2.0 billion in student loans in the second quarter of 2005. An extraordinary gain of $5.5 million (after tax) relating to the extinguishment of one of the Company’s securitization trusts in the second quarter of 2005 also contributed to the net income growth. These gains were partially offset by a $8.9 million (after tax) reduction in floor income, a securitization impairment charge of $8.7 million (after tax) and increased operating expenses of $6.7 million (after tax) for the quarter, compared to the same quarter of 2004.

            Fee and other income

Fee and other income increased $33.9 million from $5.2 million earned in the second quarter of 2004 to $39.1 million for the same period in 2005. Fee and other income for the second quarter of 2005 included a $47.8 million (pretax) securitization gain on the sale of student loan assets. Also related to the 2005 securitization, the Company recognized a $1.6 million (pretax) gain to record the fair value of the retained interest, accounted for as a trading security. These second quarter 2005 increases were partially offset by a $14.2 million (pre-tax) impairment charge resulting from greater than expected loan prepayments in the 2004 Trust, which reduced the values of the retained interest and servicing asset in the second quarter of 2005.

            Net interest income

Net interest income of $129.1 million for the second quarter of 2005 was $12.5 million (9%) lower than for the same period of 2004. The net interest margin for the second quarter of 2005 was 1.92%, a decrease of 43 basis points from 2.35% for the same period of 2004. The decreases in net interest income and net interest margin were primarily attributable to the $14.5 million (pre-tax) decrease in floor income for the second quarter of 2005 compared to the same period of 2004 (see Special Allowance and Floor Income on page 23 for further information).

            Operating expenses

Total operating expenses for the second quarter of 2005 of $40.3 million, increased $11.0 million (37%) from the same period last year. For the second quarter of 2005, the Company’s expense ratio, total operating expenses as a percentage of average managed student loans, was 0.56%, an increase of seven basis points compared to the second quarter 2004 ratio. This increase is reflective of expenses related to portfolio growth and other ongoing infrastructure investments, including higher amortization costs related to computer software upgrades.

            Extraordinary Item

The Company recorded an extraordinary gain from the extinguishment of one of the Company’s securitization trusts in the second quarter of 2005. The extinguishment resulted in a pretax gain of $8.9 million resulting from the transfer at fair value of $370.3 million of student loan assets back to the Company.

            Loan losses

The provision for loan losses increased $1.7 million to $4.8 million for the second quarter of 2005 from $3.1 million for the same period last year. Of this increase, $1.3 million was attributable to the loss of the Exceptional Performer designation by a third party servicer vendor in the second quarter of 2005, retroactive to September 1, 2004. Increases in the size of the CitiAssist Loan portfolio in repayment also contributed to the provision increase. Of the $4.7 million balance in the Company’s allowance for loan losses at June 30, 2005, $1.4 million is for its FFEL Program portfolio and $3.3 million is for its CitiAssist Loan portfolio.

            Return on Average Equity

The Company’s return on average equity was 26.8% for the second quarter of 2005, down 0.7% compared to 27.5% for the same period of 2004. The decrease was a result of the larger equity base.

            Effect of Taxes

The Company’s effective tax rates were 38.7% for the second quarter of 2005, and 39.1% for the same period of the prior year.

            Six Months Ended June 30, 2005

            Net income

Net income was $147.0 million ($7.35 basic and diluted earnings per share) for the first six month period of 2005. This was an increase of $4.5 million (3%) compared to earnings for the same period last year. The increase in net income is primarily attributable to the second quarter 2005 gain on sale of $30.3 million (after tax) relating to the securitization of $2.0 billion in student loans and an extraordinary gain of $5.5 million (after tax) relating to the extinguishment of one of the Company’s securitization trusts in the second quarter of 2005. These gains were partially offset by a $15.8 million (after tax) reduction in floor income, a securitization impairment charge of $12.4 million (after tax) and increased operating expenses for the six-month period, compared to the same period of 2004.

            Fee and other income

Fee and other income increased $19.1 million from $19.2 million earned during the first six month period of 2004 to $38.3 million for the same period in 2005. Fee and other income included a second quarter 2005 securitization gain on sale of $47.8 million (pre-tax). The Company also recognized a $1.6 million (pretax) gain to record the fair value of the retained interest, accounted for as a trading security, partially offset by a $20.2 million (pre-tax) impairment charge resulting from a decline in the values of the 2004 securitization retained interest and servicing asset. In addition, the first quarter of 2004 included a pre-tax gain of $8.1 million in fee and other income related to nonrecurring portfolio sales.

            Net interest income

Net interest income of $257.9 million for the first six month period of 2005 was $14.7 million (5%) lower than that for the same period of 2004. The net interest margin for the first six month period of 2005 was 1.97%, down 32 basis points from 2.29% for the same period of 2004. The decreases in net interest income and net interest margin were primarily attributable to the $25.8 million (pre-tax) decrease in floor income for the first six months of 2005 compared to the same period of 2004.

            Operating expenses

Total operating expenses for the first six month period of 2005 of $68.2 million increased $10.1 million (17%) from the same period last year. This increase is reflective of expenses related to portfolio growth and other ongoing infrastructure investments, including higher amortization costs related to computer software upgrades. For the first six month period of 2005, the Company’s expense ratio, total operating expenses as a percentage of average managed student loans, was 0.49%, consistent with that of the second quarter of 2004.

            Loan losses

The Company’s provision for loan losses of $5.4 million increased $0.1 million for the first six months of 2005 compared to the same period last year. The increase was primarily attributable to the loss of the Exceptional Performer designation by a third party servicer vendor in the second quarter of 2005, retroactive to September 1, 2004. Of the $4.7 million balance in the Company’s allowance for loan losses at June 30, 2005, $1.4 million is for its FFEL Program portfolio and $3.3 million is for its CitiAssist Loan portfolio.

            Return on Average Equity

The Company’s return on average equity was 24.9% for the first six months of 2005, down 4.1% compared to 29.0% for the same period of 2004. The decrease was a result of the larger equity base.

            Effect of Taxes

The Company’s effective tax rates were 36.5% for the first six months of 2005, and 37.6% for the same period of the prior year. The decrease in the effective tax rate was primarily attributable to a reduction in tax estimates for certain states and the impact of the reduction on the Company’s existing deferred tax assets and liabilities.

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

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements below.

            Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to: the effects of legislative changes, particularly those relating to the re-authorization and amendment of the Federal Higher Education Act of 1965, as amended: the demand for and interest rates on student loans; loan origination costs; the availability and amount of loan subsidies; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with its contractual obligations; the volume of loan consolidations; the Company’s and other servicers’ ability to maintain their Exceptional Performer status and the level of benefits available to servicers with that designation; the volume of timely loan payments by borrowers on the reduction of applicable loan interest rates; the adequacy of the Company’s capital expenditures and the success of its marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; as well as general economic conditions, including the performance of financial markets.

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of June 30, 2005, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pretax earnings of approximately $15.3 million for the next twelve months and approximately $81.2 million thereafter. A 35 basis point decrease in the interest yield curve as of June 30, 2005 would have a potential positive impact on the Company’s pretax earnings of approximately $16.1 million for the next twelve months and approximately $81.1 million thereafter. The increase in the June 30, 2005 Earnings-at-Risk, compared to that at June 30, 2004, was due to the change in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)

	June 30, 2005			June 30, 2004

(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total

Thirty-five basis point increase	$ (15.3)	$ (81.2)	$ (96.5)	$ (11.4)	$ (76.0)	$ (87.4)
Thirty-five basis point decrease	$ 16.1	$ 81.1	$ 97.2	$ 12.4	$ 76.0	$ 88.4
One hundred basis point increase	$ (39.3)	$ (212.5)	$ (251.8)	$ (31.0)	$ (215.1)	$ (246.1)
One hundred basis point decrease	$ 82.0	$ 229.5	$ 311.5	$ 69.8	$ 215.1	$ 284.9

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

PART II   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company’s 2005 Annual Meeting of Stockholders, held May 19, 2005, the Company’s Stockholders took the following action:

1. Five directors were elected to the Board of Directors: Gina Doynow (with holders of 18,381,719 shares voting in favor, 1,350,556 shares withheld and none abstaining); Rodman L. Drake (with holders of 19,647,934 shares voting in favor, 84,341 shares withheld and none abstaining); Stephanie B. Mudick (with holders of 18,381,819 shares voting in favor, 1,350,456 shares withheld and none abstaining); Michael J. Reardon (with holders of 18,180,738 shares voting in favor, 1,551,537 shares withheld and none abstaining); Simon Williams (with holders of 18,382,238 shares voting in favor, 1,350,036 shares withheld and none abstaining). Ms. Doynow, Mr. Drake and Ms. Mudick will serve until the year 2008 annual meeting of stockholders. Mr. Reardon will serve until the year 2007 annual meeting of stockholders and Mr. Williams will serve until the 2006 annual meeting of stockholders.

2. The selection of KPMG LLP as the Company’s independent auditors for the 2005 fiscal year was ratified (with holders of 19,385,034 shares voting in favor, 325,101 voting against and 21,140 abstaining).

Item 6.      Exhibits

See Exhibit Index.

SIGNATURE

                            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005

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

10.2.7 *	Amendment No. 6, dated as of June 22, 2005, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc.

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K (File No. 1-11616).

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

10.6.1	Letter Agreement, dated as of February 11, 2005, by and between the Company and Sue F. Roberts.

10.7	Amended and Restated Agreement for Educational Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith