Form 10-Q
period 2005-09-30
STUDENT LOAN CORP
filed 2005-11-07
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

(203) 975-6861
(Registrant's telephone number, including area code)
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On October 31, 2005, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Part I	Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three- and Nine-Month Periods Ended September 30, 2005 and 2004	3

		Consolidated Balance Sheet as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4

		Consolidated Statement of Cash Flows (Unaudited) for the Nine-Month Periods Ended September 30, 2005 and 2004	5

		Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Nine-Month Periods Ended September 30, 2005 and 2004	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 17

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 30

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4 -	Controls and Procedures	32

Part II	Other Information

	Item 6 -	Exhibits	33

Signature			34

Exhibit Index			35

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE
Interest income	$ 340,890	$ 248,096	$ 946,232	$ 673,257
Interest expense to principal shareholder	217,656	102,740	565,053	255,303
Net interest income	123,234	145,356	381,179	417,954
Less: provision for loan losses	(2,427)	(1,194)	(7,828)	(6,490)
Net interest income after provision for loan losses	120,807	144,162	373,351	411,464
Gain on sale of loans	49,719	355	97,755	10,343
Fee and other income	4,631	4,617	(5,106)	13,834
Total revenue, net	175,157	149,134	466,000	435,641

OPERATING EXPENSES
Salaries and employee benefits	12,158	9,827	35,399	25,804
Other expenses	27,688	24,927	72,654	67,007
Total operating expenses	39,846	34,754	108,053	92,811
Income before income taxes and extraordinary item	135,311	114,380	357,947	342,830
Income taxes	52,353	44,691	133,412	130,615
Income before extraordinary item	82,958	69,689	224,535	212,215
Gain on extinguishment of trust, net of taxes of $3,448 for the nine-month period ended September 30, 2005	-	-	5,465	-
NET INCOME	$ 82,958	$ 69,689	$ 230,000	$ 212,215

DIVIDENDS DECLARED	$ 21,600	$ 18,000	$ 64,800	$ 54,000

BASIC AND DILUTED EARNINGS
PER COMMON SHARE
(based on 20 million average shares outstanding)

Income before extraordinary item	$ 4.15	$ 3.48	$ 11.23	$ 10.61
Extraordinary item	-	-	0.27	-
NET INCOME	$ 4.15	$ 3.48	$ 11.50	$ 10.61

DIVIDENDS DECLARED PER COMMON SHARE	$ 1.08	$ 0.90	$ 3.24	$ 2.70
OPERATING RATIOS
Net interest margin	1.85%	2.31%	1.93%	2.30%
Operating expenses as a percentage of average managed student loans	0.52%	0.54%	0.50%	0.50%
Return on Equity	25.94%	25.91%	25.28%	27.92%

See accompanying notes to the Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Federally insured student loans	$ 18,916,342	$ 18,735,335
Private education loans	4,733,121	3,648,628
Deferred origination and premium costs	737,692	541,814
Less: allowance for loan losses	(4,665)	(5,046)
Student loans, net	24,382,490	22,920,731
Loans held for sale	1,567,867	1,930,300
Cash	742	628
Other assets	838,024	601,182

Total Assets	$ 26,789,123	$ 25,452,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, from principal shareholder	$ 13,139,000	$ 20,986,000
Long-term borrowings, from principal shareholder	11,700,000	2,800,000
Deferred income taxes	281,104	186,082
Other liabilities	364,562	333,852

Total Liabilities	25,484,666	24,305,934

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	139,355	139,176
Retained earnings	1,164,902	999,702
Accumulated other changes in equity from nonowner sources	-	7,829

Total Stockholders' Equity	1,304,457	1,146,907

Total Liabilities and Stockholders' Equity	$ 26,789,123	$ 25,452,841

AVERAGE OWNED STUDENT LOANS	$ 26,359,634	$ 24,527,543
(year-to-date)
AVERAGE MANAGED STUDENT LOANS	$ 28,818,527	$ 25,145,211
(year-to-date)
MANAGED STUDENT LOANS AT END OF PERIOD	$ 30,296,832	$ 26,690,611
(year-to-date)

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 230,000	$ 212,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	10,364	8,120
Amortization of servicing asset	4,241	-
Amortization of deferred loan origination and purchase costs	88,363	63,122
Provision for loan losses	7,828	6,490
Deferred tax provision	100,040	36,118
Gain on sale of loan assets	(12,151)	(10,343)
Gain on loans securitized	(85,604)	-
Gain on fair value of residual interest designated as trading	(3,988)	-
Gain on extinguishment of the 2002 Trust	(8,913)	-
Impairment loss on residual interests in securitized assets	16,297	-
Impairment loss on servicing assets in securitized assets	8,462	-
Loan purchases held for sale	(93,337)	(16,273)
(Increase) in accrued interest receivable	(133,703)	(33,330)
(Increase)/decrease in other assets	(34,326)	3,302
Increase in other liabilities	36,879	4,566

Net cash provided by operating activities	130,452	273,987

Cash flows from investing activities:
Disbursements of loans	(2,654,220)	(2,484,827)
Secondary market and other loan procurement activity for portfolio	(5,369,804)	(3,314,153)
Redemption of 2002 Trust beneficial interests, including expenses	(373,352)	-
Loan reductions	4,152,403	2,901,267
Deferral of loan origination costs and purchase premiums	(292,548)	(157,104)
Proceeds from loans sold	375,757	651,363
Proceeds from securitizations	3,045,978	-
Cash received on residual interests in securitized assets	6,050	10,700
Capital expenditures on equipment and computer software	(8,802)	(18,578)

Net cash used in investing activities	(1,118,538)	(2,411,332)

Cash flows from financing activities:
Net (decrease)/increase in borrowings with original maturities of one year or less	(1,297,000)	4,991,400
Repayments of borrowings with original terms of one year or more	(3,650,000)	(2,800,000)
Proceeds from borrowings with original terms of one year or more	6,000,000	-
Dividends paid to stockholders	(64,800)	(54,000)

Net cash provided by financing activities	988,200	2,137,400

Net increase in cash	114	55
Cash - beginning of period	628	476

Cash - end of period	$ 742	$ 531

Supplemental disclosure:
Cash paid for:
Interest	$530,688	$ 317,058
Income taxes, net	$122,343	$ 96,078

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30,
	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,376	$ 136,134
Other	179	3,044
Balance, end of period	$ 139,555	$ 139,178

RETAINED EARNINGS
Balance, beginning of period	$ 999,702	$ 786,746
Net income	230,000	212,215
Common dividends declared, $3.24 per common share in 2005; $2.70 per common share in 2004	(64,800)	(54,000)
Balance, end of period	$ 1,164,902	$ 944,961

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 7,829	$ 8,444
Net change in cash flow hedges, net of taxes of $447 in 2004	-	662
Net change in unrealized gains on investment securities, net of taxes of $(5,017) in 2005 and $597 in 2004	(7,829)	1,283
Balance, end of period	$ -	$ 10,389

TOTAL STOCKHOLDERS' EQUITY	$ 1,304,457	$ 1,094,528

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 230,000	$ 212,215
Changes in equity from nonowner sources, net of taxes	(7,829)	1,945
Total changes in equity from nonowner sources	$ 222,171	$ 214,160

See accompanying notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

1.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Educational Loan Center, Inc. (ELC). All intercompany balances and transactions have been eliminated.

The financial information of the Company as of September 30, 2005 and for the three- and nine-month periods ended September 30, 2005 and 2004 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles. The results for the three- and nine-month periods ended September 30, 2005 may not be indicative of the results for the full year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Annual Report and Form 10-K.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on the results of operations as previously reported.

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

Loan purchase premiums and origination costs are deferred and amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. CitiAssist Loan insurance costs and origination costs on Federal Family Education Loan (FFEL) Program loans with first disbursements on or after April 1, 2005 are recognized as yield adjustments to interest income on a loan-by-loan basis using the interest method. Premiums on FFEL Program loan portfolio purchases, premiums and referral fees paid on CitiAssist Loans, and origination costs on FFEL Program loans disbursed prior to April 1, 2005 are deferred and recognized as yield adjustments to interest income on an aggregate loan pool basis in proportion to and over the period of estimated net interest income, which approximates the interest method. The expected lives of loans with costs accounted for on a pool basis are determined by several factors, the most significant of which is anticipated future prepayments. Expected life, which is initially determined and may subsequently be revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different pooled portfolios based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayment in the calculation of expected life. If a difference arises between the Company’s anticipated future prepayments and the actual prepayment rates, the Company recalculates the effective yield to reflect actual prepayments to date, and the adjustment is charged to current period interest income. The net investment in the loans is adjusted to the amount that would have existed had the new effective yield been applied since loan inception or the acquisition date. Anticipated future prepayments of these loans are reviewed quarterly.

Loans

Loans primarily consist of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and recognized as yield adjustments to interest income using either an aggregate loan pool basis or a loan-by-loan basis.

The Company also has a portfolio of alternative private loans, primarily CitiAssist Loans. Generally, such loans are either insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy universities. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income using either an aggregate loan pool basis or a loan-by-loan basis.

The Company ceases to accrue interest income on the student loans when various events occur, such as when: (1) FFEL Program loans have lost their guarantees, (2) uninsured CitiAssist Loans reach 90 days of delinquency and (3) insured CitiAssist Loans reach 150 days of delinquency. The Company immediately writes off the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. For the loans or portions of loans written off, the Company charges off the outstanding principal balance to the allowance for loan losses and reduces interest income by the amounts of accrued, uncollected interest. Recoveries on loans previously charged off are recorded as increases to the allowance for loan losses. Accrual of interest is resumed when the loan guarantee is reinstated.

Allowance for Loan Losses

Most of the Company’s FFEL Program and private loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for loans in which the principal and interest are not 100% covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Act, and (2) the CitiAssist Loan portfolio, after taking into consideration the risk-sharing provisions of any credit risk insurance coverage obtained from third parties and the benefits of any risk-sharing agreements with third parties. Amounts of estimated probable losses inherent in the Company's portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios on the first day of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience updated for recent trends and conditions, are determined after considering the current aging of the portfolio.

Transfer of Student Loans through Securitization

Securitization is a process by which loans are sold to a special purpose entity (SPE), thereby converting those loans into cash before they would have been realized in the normal course of business. The SPEs obtain the cash to pay for the loan assets by issuing securities to outside investors in the form of debt instruments (asset-backed securities). Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, which may result in less expensive financing costs than the Company could obtain from other sources.

The Company accounts for its securitization transactions in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. Since the securitizations meet the SFAS No. 140 criteria for sale recognition, and the trusts qualify as qualifying special purpose entities (QSPEs) they were, therefore, not subject to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by its primary beneficiary. Therefore, the transactions meet the eligibility requirements for the Company to record gains on the securitization of the student loans and the trusts’ financial statements are not consolidated with those of the Company. Gains on securitization depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in fee and other income.

For a transfer of financial assets to be considered a sale, the assets transferred by the Company must either have been isolated from the seller, if in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the purchaser must be a QSPE meeting certain significant restrictions on its activities, its investors must have the right to sell their ownership interests in the entity, and the seller must not continue to control the assets transferred either through an agreement to repurchase them or by the right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets these sale requirements is removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Company’s Consolidated Balance Sheet. In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is generally obtained for complex transactions or transactions in which the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, the legal opinion must state that the assets transferred are legally isolated from the seller and would not be consolidated with the Company’s other assets in the event of the SPE’s insolvency.

Residual interests retained in the securitizations are recorded in other assets at fair value. The Company’s estimate of fair value is based on the present value of the estimated cash flows expected to be generated from the loans sold to the trusts in excess of the estimated note interest and other expenses expected to be paid by the trusts. Initial and subsequent measurements of the fair values of the residual interests are performed using a discounted cash flow model that incorporates management’s best estimates of key assumptions, including prepayment speeds, discount rates, and borrower benefits. Borrower benefits are interest rate and/or principal reductions that are granted to borrowers whose loans meet certain qualifications.

The Company accounts for the residual interests as investments in debt securities classified as available-for-sale or trading securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, depending on the designation at the time of securitization. Temporary changes in fair value for residual interests accounted for as available-for-sale securities are recorded, net of applicable income taxes, in accumulated other changes in equity from non-owner sources and are reflected in the yield on a prospective basis. Declines in fair value that are determined to be other than temporary are charged to earnings. Changes in the fair value of residual interests accounted for as trading securities are reflected in fee and other income.

The fair values of residual interests are determined after interest is accreted on an effective yield basis. Interest accreted on residual interests is recorded in interest income.

The Company also retains certain servicing rights in the assets securitized. The unamortized servicing rights are initially recorded in other assets at an amount equal to the allocated basis of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on their relative fair values at the date of securitization. The servicing assets are amortized in proportion to and over the period of estimated net servicing income. The servicing assets are assessed for impairment and recorded at the lower of amortized cost or fair value.

Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to held for sale to meet the Company’s anticipated loan sale requirements for the next three months. These loans are recorded at the lower of either cost, consisting of principal and deferred costs, or market value. For the three- and nine-month periods ended September 30, 2005 and 2004, the market value exceeded the cost. Thus, no valuation allowance was necessary at those dates.

Internally Developed Software

Certain direct costs associated with the development of internally developed software are capitalized. The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in other assets and are amortized starting with the project in service date over a period not to exceed five years. Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are reflected net of amounts written off for obsolescence and abandonment. Any amounts written off are recorded in amortization expense.

2.	New Accounting Standards

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
During the first quarter of 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value. SOP 03-3 prohibits carrying over from the seller valuation allowances in the initial accounting of all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment. The adoption of SOP 03-3 had no impact on the Company’s financial condition or results of operations, as the Company did not have any loan acquisitions that met the criteria of SOP 03-3 during the first nine months of 2005.

3.	Student Loans

The Company’s portfolio of student loans primarily consists of FFEL Program guaranteed student loans authorized by the Department under the Act, as well as CitiAssist Loans originated through a private alternative student loan program. CitiAssist Loans are generally insured by private third-party insurers.

The Company’s loans are summarized by program type as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Federal Stafford Loans	$9,206,182	$9,253,701
Federal Consolidation Loans	8,702,340	8,316,851
Federal SLS/PLUS/HEAL Loans	1,007,820	1,164,783
CitiAssist Loans	4,733,004	3,648,496
Other alternative loans	117	132
Total student loans held, excluding deferred costs	23,649,463	22,383,963
Deferred origination and premium costs	737,692	541,814
Loans held	24,387,155	22,925,777
Less: allowance for loan losses	(4,665)	(5,046)
Loans held, net	24,382,490	22,920,731
Loans held for sale, primarily Federal Consolidation Loans, excluding deferred costs	1,553,312	1,883,084
Deferred origination costs	14,555	47,216
Loans held for sale	1,567,867	1,930,300
Total loan assets	$25,950,357	$24,851,031

The table below provides a comparison of the Company’s CitiAssist Loan delinquencies and insurance coverage as of the dates specified below. Delinquencies impact earnings through charge offs and increased servicing and collection fees.

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Total CitiAssist Loans	$4,733,004	$3,648,496
CitiAssist Loans in repayment	$1,888,605	$1,882,280
CitiAssist Loans in forbearance	$146,021	$132,819
CitiAssist Loans delinquent 30 - 89 days as a % of total CitiAssist Loans in repayment	2.4%	1.7%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	0.9%	0.6%
Total allowance for loan losses for CitiAssist Loans	$2,662	$3,293
Allowance for loan losses for CitiAssist Loans as a % of total CitiAssist Loans in repayment that are delinquent 90 days or greater	15.6%	27.4%
Total CitiAssist Loans insured by third party insurers(1)	$4,073,319	$3,100,596
Total uninsured CitiAssist Loans(2)	$659,686	$547,900

(1)      Claims on these loans are subject to 5% - 20% risk sharing.  Therefore, the insurer reimburses the Company 80%-95% of the approved claim amounts.
(2)      Of the uninsured CitiAssist Loans, $512.3 million and $436.9 million are covered between 50% and 100% of the losses up to 8% under risk-sharing agreements with schools and universities at September 30, 2005 and December 31, 2004, respectively.

4.	Other Assets

Other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Accrued interest receivable:
from student loan borrowers/others	$408,671	$325,716
from federal government	109,753	77,846
Residual interests in securitized assets (note 9)	133,826	72,733
Servicing asset from securitization activity (note 9)	61,104	28,177
Equipment and computer software *	47,580	49,142
Other financing receivables	43,043	32,518
Other	34,047	15,050
Total other assets	$838,024	$601,182

*	Amounts are reflected net of accumulated depreciation and software amortization of $29.2 million and $20.0 million at September 30, 2005 and December 31, 2004, respectively.

5.	Fee and Other Income

A summary of fee and other income follows:

(Dollars in thousands)	Three-month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004
Mark-to-market gains on residual interests	$2,399	$-	$3,988	$-
Servicing fees, net of amortization on securitized assets	2,209	123	4,086	367
Origination and servicing fees, primarily from servicing loans for CBNA	2,375	2,467	5,000	6,876
Servicing asset impairments	(99)	-	(8,462)	-
Residual interest impairments	(4,480)	-	(16,297)	-
Late fees	2,127	1,925	6,277	6,225
Other	100	102	302	366
Total Fee and Other Income	$4,631	$4,617	$(5,106)	$13,834

6.	Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company. These intercompany agreements include the Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements. In addition, the Company has an agreement for education loan servicing with Citibank USA, N.A.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statements of income for the three- and nine-month periods ended September 30, 2005 and 2004, respectively.

(Dollars in thousands)	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Revenues Interest Expense (at weighted average interest rates of 3.4% at September 30, 2005 and 1.7% at December 31, 2004, based on the 3-month LIBOR)	$217,656	$102,740	$565,053	$255,303
Fee and Other Income	2,375	2,467	5,000	6,876

Operating Expenses Salaries and employee benefits Employee benefits and administration	$2,329	$2,031	$6,842	$5,759
Stock-based compensation	139	252	630	696
Other Expenses
Servicing, professional and other fees paid	$11,264	$9,842	$29,677	$26,848
Premises, primarily rent	623	537	1,861	1,469
Communications and data processing	1,618	1,833	5,163	5,526
Other	254	232	1,088	663

CBNA Omnibus Credit Agreement
The Company had outstanding short- and long-term unsecured borrowings with CBNA of $13.1 billion and $11.7 billion, respectively, at September 30, 2005 and $21.0 billion and $2.8 billion, respectively, at December 31, 2004, incurred under the terms of the Omnibus Credit Agreement with CBNA. This agreement provides for up to $30 billion in total credit at September 30, 2005.

At September 30, 2005, the Company had no forward funding commitments. At December 31, 2004, the Company was a party to forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of the loan commitments, which were drawn upon in January 2005, were contracted to mature between July 2005 and January 2006, and maintain fixed interest rates ranging from 2.1% to 3.2%.  These fundings are included in the borrowings discussed above.

Interest expense paid on the Company's fundings as well as its interest rate swap arrangements with CBNA are reflected in Interest Expense in the table above.  For further information on the Company's interest rate swaps, see Note 7 below.

CBNA Revenue
The Company earned loan origination and servicing revenue for work performed by the Company on CitiAssist Loans held by CBNA prior to purchase by the Company.  This revenue is in fee and other income in the table above.

Servicing Expenses
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing is performed through the provisions of intercompany agreements with affiliates of Citigroup.

Other Intercompany Arrangements
Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including employee stock-based compensation plans, cash management, interest rate swap agreements, data processing, communication, loan servicing, employee benefits, payroll administration and facilities management. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

CBNA Tax-sharing Agreement
The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to Citibank (New York State) (CNYS) in 1992 by the Company in exchange for the transfer of assets to the Company and the execution of a non-competition agreement. CNYS merged with CBNA in August 2003. For each of the nine-month periods ended September 30, 2005 and 2004, $0.9 million was paid to CBNA under this tax sharing agreement. At September 30, 2005, the Company had a remaining liability under this agreement of $2.7 million recorded in other liabilities. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. For the nine-month periods ended September 30, 2005 and 2004, the Company paid amounts of $121.5 million and $94.3 million, respectively, to Citigroup for tax allocation payments.

7.	Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings and received on its loan assets. Swap agreements are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. The Company did not have any swap agreements outstanding at September 30, 2005.

During the nine-month period ended September 30, 2005, the Company participated in certain short-term interest rate swaps with CBNA, an investment-grade counterparty, that were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS 133. These swaps, which had a notional amount of $7.0 billion, matured on September 30, 2005. The swaps incurred $0.7 million of interest expense in the third quarter of 2005.  The Company's swaps incurred $1.5 million of interest expense for the nine-month period ended September 30, 2005.

On October 6, 2005, the Company entered into interest rate swap agreements with CBNA that had notional amounts totaling $7 billion. These swap agreements were not designated as hedges and, therefore, do not qualify for hedge accounting treatment under

SFAS 133.  The Company pays a floating interest rate based on the 3-month LIBOR and receives interest at a fixed rate. These swaps are scheduled to mature on December 30, 2005.

In 2004, the Company participated in certain interest rate swap agreements with CBNA. These agreements, which were designated as cash flow hedges, were perfectly effective in offsetting the changes in cash flow hedges for the risk being hedged and qualified for hedge accounting treatment under SFAS 133. Accordingly, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements. These changes in fair values were recorded net of taxes in the accumulated other changes in equity from non-owner sources component of stockholders’ equity. The swap agreements had notional amounts totaling $1.1 billion at each of September 30, 2004 and December 31, 2004. These swaps, which matured on January 4, 2005, had a $0.5 million liability fair value balance at September 30, 2004 and had no reportable value at December 31, 2004.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized in the table below for the three- and nine-month periods ended September 30, 2004.  The Company had no swaps that qualified for hedge accounting treatment under SFAS 133 in 2005.

(Dollars in thousands)	Three-month period ended September 30,	Nine-month period ended September 30,
	2004	2004
Balance at beginning of period	$ (526)	$ (959)
Net unrealized (loss) from cash flow hedges	(65)(1)	(534)(1)
Net amounts reclassified to earnings	294 (2)	1,196(2)
Balance at end of period	$ (297)	$ (297)

(1) Amounts are net of taxes of $(42) and $(319) for the three- and nine-month periods, respectively
(2) Amounts are net of taxes of $189 and $766 for the three- and nine-month periods, respectively.

8.	Commitments and Contingencies

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. The ultimate resolution of these proceedings is not likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

9.	Student Loan Securitizations

The Company maintains a program to securitize certain portfolios of FFEL Program student loan assets. Under the Company’s program to securitize student loans, the loans are removed from the consolidated financial statements of the Company and ultimately sold to an independent trust. In turn, the trust sells debt securities, backed by the student loan assets, to outside investors.

The off-balance sheet student loan balances resulting from securitizations were $4.3 billion and $1.8 billion at September 30, 2005 and December 31, 2004, respectively. A summary of the Company’s securitization transactions for the nine month periods ended September 30, 2005 and 2004 is presented in the table below:

(Dollars in millions)	Three month period ended September 30,		Nine month period ended September 30,
	2005	2004	2005	2004
Student loans securitized during the period	$ 1,006.6	$ -	$ 3,032.5	$ -
Realized gains on loans securitized	37.8	-	85.6	-
Trading gains recognized on residual interests at securitization date	1.5	-	3.1	-

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

The changes in the Company’s residual interests during the three- and nine-month periods ended September 30, 2005 and 2004 are summarized in the table below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$ 95,337	$33,597	$ 72,733	$28,672

Accreted interest	2,188	3,111	4,808	10,267

Cash flows from trusts	-	(3,100)	(6,050)	(10,700)

Temporary change in fair value of available-for-sale securities	-	(3,489)	(2,983)	1,880

Change in fair value of trading securities	2,399	-	3,988	-

Impairment of 2004 trust	(4,480)	-	(16,297)	-

New securitizations	38,382	-	95,715	-

Extinguishment of the 2002 Trust	-	-	(18,088)	-
Balance at end of period	$133,826	$30,119	$133,826	$30,119

The residual interest in the 2004 Trust is accounted for as an investment in available-for-sale securities. The residual interests in the 2005 Trusts are accounted for as trading securities.

Changes in the Company’s servicing assets during the three- and nine-month periods ended September 30, 2005 are presented below. The Company had no servicing assets during the first nine months of 2004. Failure to service the loans in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and owned student loans to be part of the business it manages.

(Dollars in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Balance at beginning of period	$ 47,112	$ 28,177
New securitizations	16,516	45,630
Impairment	(99)	(8,462)
Amortization	(2,425)	(4,241)
Balance at September 30, 2005	$ 61,104	$ 61,104

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty. During the nine months ended September 30, 2005, the Company refined its estimates related to anticipated future prepayments and borrower benefits, which contributed to the year-to-date impairment of $16.3 million in residual interests and $8.4 million impairment in servicing assets.

For the three-month periods ended September 30, 2005 and 2004, the Company received cash flows of $3.0 million and $0.1 million, respectively, for loan servicing fees as the master servicer. For the nine-month periods ended September 30, 2005 and 2004, the Company received cash flows of $6.7 million and $0.4 million, respectively, for loan servicing fees. The Company had receivables due from the trusts of $1.4 million and $0.6 million at September 30, 2005 and December 31, 2004, respectively. The Company had $2.0 million and $0.5 million of payables due to the trusts at September 30, 2005 and December 31, 2004, respectively.

The key assumptions used to value the residual interests and servicing assets for the securitization trusts at September 30, 2005 were as follows:

	Residual Interests	Servicing Assets
Discount rate	10.0%	5.8%
Consolidation prepayment rates	Up to 10.0% in 6 to	Up to 10.0% in 6 to
	10 years	10 years
Servicing margin	-	26 basis points
Anticipated net credit losses	0.0%	-
Basis spread between LIBOR and Commercial Paper rate	0.10%	-
Borrower Benefits - Automated Clearing House	19.3% to 38.7%	-
Borrower Benefits - On time payments	15.6% to 32.1%	-

The key assumptions used to value the residual interests and servicing assets for the securitization trusts at December 31, 2004 were as follows:

	Residual Interests	Servicing Assets
Discount rate	10.0%	5.9%
Consolidation prepayment rates	Up to 8.0% in	Up to 8.0% in
	10 years	10 years
Servicing margin	-	23 basis points
Anticipated net credit losses	0.0%	-
Basis spread between LIBOR and Commercial Paper rate	0.10%	-
Borrower Benefits - Automated Clearing House	38.8% to 40.0%	-
Borrower Benefits - On time payments	13.6% to 17.6%	-

The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive a 1% rate reduction if they make 36, 48 or 60 consecutive on time payments, depending on the program, and continue to make on time payments.

Due to the benefits from the Exceptional Performer designation, the Company used an anticipated net credit loss assumption of 0% for the securitized loans at September 30, 2005 and December 31, 2004.  If the Company lost its Exceptional Performer designation, the fair value of the residual interests at September 30, 2005 would decrease by approximately $5.4 million. Also, a change in market interest rates could affect the value of the residual interests.

A sensitivity analysis is provided below that shows the effects of adverse changes in each of the key assumptions used to determine the fair value of the retained interests. The adverse effect of the change in each assumption must be calculated independently while holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown in the table.

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at September 30, 2005	$ 133,826	$ 64,575
Discount rate	10.0%	5.8%
10% adverse change	$ (5,925.3)	$ (1,413.5)
20% adverse change	$ (11,402.3)	$ (2,772.7)
Consolidation prepayment rate	Up to 10.0% in 6 to	Up to 10.0% in 6 to
	10 years	10 years
10% adverse change	$ (2,521.0)	$ (1,217.0)
20% adverse change	$ (4,952.0)	$ (2,350.8)
Servicing margin	-	26 basis points
10% adverse change	-	$ (5,116.3)
20% adverse change	-	$ (10,234.6)
Basis spread	0.10%	-
10% adverse change	$ (2,046.5)	-
20% adverse change	$ (4,092.9)	-
Borrower benefits - ACH	19.3% to 38.7%	-
10% adverse change	$ (1,387.5)	-
20% adverse change	$ (2,775.0)	-
Borrower benefits - on time payments	15.6% to 32.1%	-
10% adverse change	$ (3,463.7)	-
20% adverse change	$ (6,927.5)	-

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the consolidated financial statements are subject to possible further impairment and may not be fully recoverable.

10.	Future Application of Accounting Standards

Stock-based Compensation
The Company participates in various Citigroup stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s officers and employees. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments’ fair values. SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date for SFAS 123-R. The SEC’s new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005. Therefore, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options’ fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 (APB 25 Awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards is not expected to be material to the Company’s 2006 financial condition or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There were no material changes to The Student Loan Corporation’s (the Company’s) critical accounting policies in the third quarter of 2005. The Company considers its accounting policies on revenue recognition, loan accounting, allowance for loan losses and student loan securitizations to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 3 and 9 to the consolidated financial statements or the notes to the financial statements in the Company’s 2004 Annual Report and Form 10-K.

New Accounting Standards

Certain Loans or Debt Securities Acquired in a Transfer
During the first quarter of 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value. SOP 03-3 prohibits carrying over from the seller valuation allowances in the initial accounting of all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment. The adoption of SOP 03-3 had no impact on the Company’s financial condition or results of operations, as the Company did not have any loan acquisitions that met the criteria of SOP 03-3 during the first nine months of 2005.

Management Summary

The Company is a market leader in education finance and offers a full array of student loan products to students and their parents. The Company differentiates itself from its competitors by providing life of loan servicing for most of the loans that the Company directly originates.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on the 3-month LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. The Company’s earnings are also impacted by floor income and portfolio growth, as described below. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate or the commercial paper rate and the 3-month LIBOR. The Company manages these risks by regularly monitoring interest rates. The Company acts upon fluctuations in the interest rate curves and may enter into interest rate swap agreements on portions of its portfolio. In declining short-term rate environments, the Company’s net interest income may benefit from floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income. See the definition of floor income in Special Allowance and Floor Income on page 22.

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

Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 30.

Financial Condition

During the nine month period ending September 30, 2005, the Company’s managed student loan portfolio grew by $3.6 billion (14%) to $30.3 billion. Included in this amount are the Company’s owned student loans of $26.0 billion, which consist primarily of loans originated under the Federal Family Education Loan (FFEL) Program, and $4.3 billion of student loans held in securitization trusts. The Company’s owned assets, comprised of $24.4 billion of loans held in its portfolio and $1.6 billion of loans held for sale, increased by $1.1 billion (4%) from $24.9 billion at December 31, 2004.

The table below shows the student loan activity for the loans owned by the Company during the nine-month periods ended September 30, 2005 and 2004.

(Dollars in millions)	September 30, 2005	September 30, 2004
Balance at beginning of period	$24,856	$23,196
FFEL Program Stafford and PLUS Loan (1) disbursements	2,654	2,485
Secondary market and other loan procurement activities	5,463	3,330
Redemption of the 2002 Trust	370	-
Loan reductions(2)	(4,152)	(2,901)
Loan securitizations	(3,033)	-
Portfolio sales	(364)	(641)
Deferred costs and other adjustments	161	89
Balance at end of period	$25,955	$25,558

(1)	FFEL Program PLUS Loans are Parent Loans to Undergraduate Students.
(2)	Loan reductions are attributable primarily to borrower principal payments, loan consolidations and claims paid to guarantors.

Loan Activity

Loan disbursements volume continued to grow during the first nine months of 2005 compared to the same period last year. Loan disbursements represent the amount of cash outlaid for loan principal related to loan originations. The Company’s loan disbursements and CitiAssist Loan commitments to finance education for the three- and nine-month periods ended September 30, 2005 and 2004 are presented in the table below:

(Dollars in millions)	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
FFEL Program Stafford and PLUS Loan disbursements	$1,079	$ 1,034	$2,654	$2,485
CitiAssist Loans disbursed under commitments to purchase, net	622(1)	542(2)	1,310(1)	1,112(2)
Total loan disbursements and commitments	$1,701	$ 1,576	$3,964	$3,597

(1)
These amounts consist of the CitiAssist Loans that were disbursed by CBNA in the three- and nine-month periods ended September 30, 2005. Out of the originations, approximately $607 million were under commitments to purchase at September 30, 2005. In addition, $533 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans will be purchased by the Company after final disbursement.

(2)
These amounts consist of the CitiAssist Loans that had been disbursed by CBNA in the three- and nine-month periods ended September 30, 2004. Out of the originations, approximately $530 million were under commitments to purchase at September 30, 2004. In addition, $676 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the Company after final disbursement.

The $169 million increase in FFEL Program loan disbursements for the first nine months of 2005, compared to the same period last year, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace.  In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees, but do carry other private insurance and generally are covered under risk-sharing arrangements with schools and universities.

The Company’s secondary market and other loan procurement activities for the three- and nine-month periods ended September 30 are presented in the table below:

(Dollars in millions)	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2005	2004	2005	2004
FFEL Program volume, primarily Consolidation Loans	$2,040(1)	$1,011(2)	$3,567(3)	$1,979(4)
Purchases of CitiAssist Loans	131	90	1,348	1,081
Other loan purchases	145	33	548	270
Total secondary market and other loan procurement activities	$2,316	$1,134	$5,463	$3,330

(1)	Amount includes $18 specifically purchased for resale.
(2)	Of this amount, none were specifically purchased for resale.
(3)	Amount includes $93 specifically purchased for resale.
(4)	Amount includes $16 specifically purchased for resale.

For the first nine months of 2005, the Company entered into secondary market and other loan procurement activities of $5,463 million, an increase of $2,133 million (64%) compared to the same period last year. FFEL Program loan consolidation growth resulted primarily from the rising interest rate environment that encouraged borrowers to consolidate their loans in order to lock in fixed interest rates. CitiAssist Loan growth reflected borrowers’ increased need to find alternative sources of education funding outside of the FFEL Program. This need for alternative financing is due to the rising cost of education and the loan size limitations that exist under the current FFEL Program.

The current environment of rising interest rates has encouraged borrowers to consolidate their eligible student loans in order to convert them from variable to fixed interest rates, resulting in higher prepayments of Federal Stafford Loans. These loan consolidations have comprised a sizeable portion of the Company’s overall loan volume. As interest rates rise and loan consolidation becomes less attractive, consolidation activity and related prepayment levels are expected to moderate. Of the Consolidation Loan volume for the first nine months of 2005 and 2004, presented in the table above, $1,674 million and $817 million, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio.

Generally, FFEL Program Consolidation Loan purchases are not specifically purchased for resale. Loans are initially recorded in the Company’s held portfolio. However, as sales opportunities present themselves certain of these loan purchases will be reclassified to held for sale and eventually sold. The size of the held-for-sale portfolio is primarily dependent upon the needs of the securitization program. The year over year change in the amount of loans purchased for the Company’s resale inventory is due to a change in the mix of loans designated held for sale and changes in loan procurement sources.

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company's on-balance sheet portfolio is as follows:

	Three-month periods Ended September 30,		Nine-month periods ended September 30,
	2005	2004	2005	2004
Student loan yield, before floor income	5.79%	4.06%	5.32%	3.86%
Floor income	0.24%	0.49%	0.32%	0.56%
Consolidation loan rebate fees	(0.43)%	(0.44)%	(0.44)%	(0.44)%
Accreted interest on securitizations	0.03%	0.05%	0.03%	0.06%
Amortization of deferred loan origination and purchase costs	(0.52)%	(0.22)%	(0.44)%	(0.34)%
Student loan net yield	5.11%	3.94%	4.79%	3.70%
Student loan cost of funds	(3.26)%	(1.63)%	(2.86)%	(1.40)%
Student loan spread	1.85%	2.31%	1.93%	2.30%

Above is a net interest margin spread analysis which contains quarterly and year-to-date comparisons. For these comparisons, higher interest rates caused the student loan yield and the student loan cost of funds to increase. The overall student loan spread has decreased, however, because of lower floor revenue in the Company’s loan consolidation portfolio. Also contributing to the lower student loan spread are the increases in the amount of amortization of deferred loan origination and purchase costs.

Rate/Volume Analysis

The following table shows the contribution to changes year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities.

	Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004			Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004
(Dollars in millions)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate(a)	Net(b)	Volume	Rate(a)	Net(b)
Interest earning assets	$ 15.0	$ 77.8	$ 92.8	$58.1	$214.9	$273.0
Interest bearing liabilities	5.6	109.3	114.9	21.0	288.8	309.8
Net interest income	$ 9.4	$ (31.5)	$ (22.1)	$37.1	$(73.9)	$(36.8)

(a)	Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b)	Rate/volume variance is allocated based on the percentage relationship changes in volume and changes in rate to the absolute dollar amount of changes in each.

The net interest income for the Company increased $9.4 million and $37.1 million from volume for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods of the prior year. The increase was primarily due to higher originations, which increased portfolio balances. The net interest income decreased by $31.5 million and $73.9 million from rate changes for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods of the prior year. The decrease was primarily due to higher short-term interest rates in 2005 compared to 2004. This resulted in higher funding costs without corresponding interest revenue since certain student loan assets, such as loan consolidations, earn interest at fixed rates. This is referred to as lower floor revenue and is described more fully below. In addition, the rates resulted in lower net interest income during 2005 due to the asset and funding basis in the CitiAssist Loan assets. In a rising rate environment, the rate at which the Company earns interest on its CitiAssist Loan assets (i.e., the Prime Rate) rises slower than the rate that the Company pays for its funding costs (i.e., the 3-month LIBOR rate).

Special Allowance and Floor Income

Most FFEL Program Stafford and PLUS Loans originated prior to July 23, 1992 have fixed interest rates. Those originated subsequent to July 23, 1992 generally have variable rates. Most FFEL Program loans also qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Act, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan’s origination date.

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP). Depending on the manner in which the Company’s assets are funded, the Company may continue to earn net interest margin spreads that include floor income on portions of its portfolio. Also, the rate at which borrowers pay interest on FFEL Program Consolidation Loans, which provides the Company with the majority of its floor income, is generally fixed and is not subject to the annual reset provisions. A decline in the Company’s cost of funds during the term of such loans contributes to floor income. Specifically, floor income occurs when the borrower rate less the Department-stipulated asset spread is greater than the funding cost of the asset. For more information on floor income, see the Company’s 2004 Annual Report and Form 10-K.

During the three- and nine-month periods ended September 30, 2005, the Company earned $15.9 million and $62.7 million, respectively, of floor income. During the three- and nine-month periods ended September 30, 2004, the Company earned $30.9 million and $103.5 million, respectively, of floor income. The decrease in 2005 floor income, compared to the prior year, is primarily attributable to higher short-term interest rates in 2005. Floor income, which is included in interest income, may be further reduced in future quarters should short-term interest rates continue to rise. The Company has entered into short-term fixed rate funding contracts on a portion of floor income. However, should the implied forward rates rise, this short-term fixed rate funding opportunity will decline.

Loans

The Company’s portfolio of FFEL Program Stafford Loans, excluding deferred fees, was $9,206 million at September 30, 2005, a decline of $48 million (0.5%) from December 31, 2004. Including the Company’s loans held for sale and securitized portfolios, managed FFEL Program Consolidation Loans of $14,597 million, excluding deferred fees, increased $2,563 million (21%) from December 31, 2004. Without the securitized portfolios, FFEL Program Consolidation Loans of $10,256 million, excluding deferred fees, at September 30, 2005 increased $56 million (0.5%) from December 31, 2004. CitiAssist Loans of $4,733 million, excluding deferred fees, increased $1,085 million (30%) from December 31, 2004. See the summary of the Company’s loans by program type in Note 3 to the consolidated financial statements.

For the first nine months of 2005, both FFEL Program and CitiAssist Loan volumes experienced steady growth. Given the rising cost of education and students’ needs for alternative sources of education financing, CitiAssist Loans continue to be the fastest growing segment of the Company’s loan portfolio. Although loan consolidation volume has increased substantially in recent years, this volume is expected to temper not only as interest rates rise, but also as the number of borrowers who have not yet consolidated their eligible loans declines.

The Company’s allowance for loan losses of $4.7 million at September 30, 2005 is composed of $2.0 million for its FFEL Program loan portfolio and $2.7 million for its CitiAssist Loans. The allowance at December 31, 2004 of $5.0 million was composed of $1.7 million for its FFEL Program loans and $3.3 million for its CitiAssist Loans. See information on the allowance for loan losses beginning on page 24.

Private Education Loans in Repayment

The Company’s alternative private education loan portfolio consists primarily of CitiAssist Loans. Private education loans are not guaranteed by the federal government. However, although most of the CitiAssist Loans are insured by private third party insurers, a portion is not covered by insurance. At September 30, 2005, approximately $354 million of the CitiAssist Loans in repayment are self-insured by the Company, do not carry outside credit risk insurance, and may be covered under risk-sharing agreements with schools and universities.  See Note 3 to the consolidated financial statements for further information about CitiAssist Loans.

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:

(Dollars in millions)	September 30, 2005%		December 31, 2004%
Insured CitiAssist Loans	$1,535	81%	$ 1,502	80%
Uninsured CitiAssist Loans	354	19%	380	20%
Total CitiAssist Loans in repayment	$1,889	100%	$1,882	100%

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, the Company holds a large number of similar loans for which prepayments are probable and the timing of payments can be reasonably estimated. The Company considers estimates of future prepayments in the calculation of expected life. Estimates of future prepayment speeds are based on a combination of actual past prepayment rates as well as management’s estimate of future consolidation rates, which are influenced by current and future interest rates. Future prepayment speeds are also impacted by whether the underlying Stafford or PLUS Loans are consolidated off-balance sheet (i.e., prepayments) or are retained in the Company’s own portfolio, which is not accounted for as prepayment. Historically low interest rates have led to a record level of loan consolidations as borrowers converted their variable rate loans to fixed rate loans. This has decreased the average lives of Stafford and PLUS Loans. Management believes that the high consolidation rate will continue in the short term, but will begin to decline from the record levels recently experienced after July 1, 2005, when the benchmark interest rate was raised.

Unamortized deferred origination costs and loan premiums that are being amortized on the pool method may be impacted by actual prepayment rates that differ from the original estimated assumption. If a difference arises between the Company’s anticipated future prepayments and the actual prepayment rates, the Company recalculates the effective yield to reflect actual prepayments to date, and the adjustment is charged to current period interest income. The net investment in the loans is adjusted to the amount that would have existed had the new effective yield been applied since either loan inception or the acquisition date. Anticipated future prepayments of these loans are reviewed quarterly.

Securitization Activity and Off Balance Sheet Transactions

From time to time, the Company enters into securitization transactions and considers securitization proceeds to be an alternative source of financing. Securitization is a process by which loans are transferred to a special purpose entity (SPE), thereby converting those losses into cash before they would have been realized in the normal course of business. The securitized loans are removed from the financial statements of the Company and ultimately sold to the SPEs (independent trusts) through a wholly owned entity formed to acquire the Company’s loans. The SPEs obtain the cash to pay for the loan assets received by issuing securities to outside investors in the form of debt instruments (asset-backed securities).

Investors have recourse to the assets in the SPE, but not to the Company, and benefit from other credit enhancements, such as a cash collateral account and other specified enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the Company could obtain for its own debt issuances, which may result in less expensive financing costs than the Company could obtain from other sources. At September 30, 2005, the SPEs continued to meet the requirements of qualifying special purpose entities (QSPEs), and were, therefore, not consolidated with the financial statements of the Company.

For a description of securitization activity for the first nine months of 2005 and 2004, see Note 9 to the consolidated financial statements. Gains or losses realized on securitizations depend primarily on the previous carrying value of the loans involved in the transfer. This carrying value is allocated between the relative fair values of the loans sold and the interests retained, including residual and servicing assets. The Company accounts for the residual interests from the 2004 securitization as investments in available-for-sale securities and its residual interests from the 2005 securitizations as investments in trading securities, in accordance with their designation at the time of securitization. The residual interests were recorded at fair values of $133.8 million and $72.7 million at September 30, 2005 and December 31, 2004, respectively, and are reported in other assets. The residual interests are regularly reviewed for impairment and are subject to impairment losses in accordance with EITF 99-20. For the three- and nine-month periods ended September 30, 2005, $4.5 million and $16.3 million of residual interest impairments were recorded. No impairment losses were recorded during the first nine months of 2004.

Initial and subsequent measurements of the fair value of the residual interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, and borrower benefits are the key assumptions utilized to measure the fair value of the residual interests. The Company estimates the market discount rate based on its required return on equity for an investment of this type, which was 10% at September 30, 2005 and December 31, 2004. Changes in the prepayment rates also impact the valuation of the residual interests. Historical statistics on prepayments and borrower defaults are utilized to estimate prepayment rates. In addition, since the underlying asset class has long maturities, market data is also utilized to predict future prepayment speeds for periods into the future that are longer than the Company’s historical data can predict. Previously, a prepayment curve called the Consolidation Loan Ramp (CLR) was used for the prepayment assumption.  The CLR is the industry standard for predicting prepayment rates on loan consolidations. The CLR predicts prepayment rates at a graduated level from 0% to 8% over the first ten years and stays flat at 8% thereafter. Due to recent activity, the Company has raised its current prepayment ramp to graduated levels up to 10% in six to ten years.  This was the primary contributor to the year-to-date 2005 residual interest impairments of $16.3 million and servicing asset impairments of $8.5 million. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the residual interests.

Anticipated net credit losses are based on the benefits from the Exceptional Performer designation, resulting in an anticipated net credit loss assumption of 0% for the specific loans securitized. If the Company were to lose its Exceptional Performer designation, the fair value of the residual interests at September 30, 2005 would be decreased by approximately $5.4 million.

The loans held in the trusts are eligible for various borrower benefits of which the largest is a 1% rate reduction if the borrower makes 36, 48 or 60 consecutive on-time payments, depending on the program, and continues to make on time payments. Management has estimated that, on average, up to approximately 32% of the borrowers will receive the 1% rate reduction. This estimate is based on historical statistics for similar assets in the Company’s portfolio.

To the extent that actual results differ from estimated results, the fair value of the residual interests will be impacted accordingly. In addition, a change in market interest rates could affect the value of the residual interests. Certain of these statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 30.

In connection with the securitization of loans, the Company retains servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and owned student loans to be part of the business it manages. At September 30, 2005 and December 31, 2004, the Company’s servicing assets were $61.1 million and $28.2 million, respectively, valued at the lower of amortized cost or fair value. The increase in the servicing assets was attributable to the $45.6 million of servicing assets added as a result of the 2005 securitizations, partially offset by impairment charges of $8.5 million and amortization of $4.2 million.

The fair value of the servicing assets were $64.6 million and $28.5 million at September 30, 2005 and December 31, 2004, respectively, measured using discount rates of 5.8% to 5.9%, a servicing margin of 23 to 26 basis points and a prepayment rate of up to 10% in 6 to 10 years. The $8.5 million of impairment charges recorded on the servicing asset during the nine-month period ended September 30, 2005 was a result of an increase in the prepayment assumptions, as described above. See Note 9 to the consolidated financial statements for further information on the Company’s securitization transactions.

Allowance for Loan Losses

The Company has an allowance for loan losses for those loans or portions of loans in its portfolio that are not 100% insured under government guarantees or private credit insurance. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio subject to the 2% risk-sharing provisions of the Act, as well as the portion of the CitiAssist Loan portfolio that is subject to the risk-sharing provisions of the credit risk insurance obtained from third parties after considering the benefits of risk-sharing agreements with other third parties. Most insured CitiAssist Loans are subject to risk-sharing provisions of 5% to 20% of the claim amount. The allowance primarily consists of a reserve for those CitiAssist Loans that are neither insured against loss nor covered under risk-sharing agreements with third parties. These uninsured CitiAssist Loans, which are fully reserved at 120 days of delinquency, are written off at that time. For information on insured and uninsured CitiAssist Loans, reserves and delinquency rates at September 30, 2005 and December 31, 2004, see Note 3 to the consolidated financial statements. Estimated provisions of probable losses inherent in the Company's portfolios increase the allowance for loan losses and are expensed currently. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the reserve.

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

Similarly, as of September 30, 2005, third party servicers servicing $3.4 billion of the Company’s FFEL Program loan portfolio have the Exceptional Performer designation. During the second quarter of 2005, the Company was notified that one of its third party servicers lost its Exceptional Performer designation effective September 1, 2004. This resulted in the Company’s accrual of $0.6 million of other liabilities for amounts refundable to guarantors. In addition, the Company increased its allowance by $0.3 million to provide for probable risk-sharing costs associated with this portfolio. Of the Company’s FFEL Program loans, only those that are serviced by the Company or its qualified and designated third party servicers are subject to the benefits of this designation. Under current Department rules, as long as the Company and these servicers continue to meet eligibility standards and maintain their Exceptional Performer designation, their serviced portfolios are not subject to the risk-sharing provisions and they will receive 100% reimbursement on all eligible FFEL Program default claims filed.

The Company’s provision for loan losses for the third quarter of 2005 was $2.4 million, $1.2 million higher than the provision for the same period of 2004. The increase is primarily attributable to the additional reserve required for the third party servicer that lost its Exceptional Performer designation, as well as an increase in the size of the CitiAssist Loan portfolio in repayment.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios starting with the first day of each loan’s delinquency. These losses are estimated from historical delinquency and credit loss experience, updated for current conditions, applied to the current aging of the portfolio.  Excluding special circumstances, such as the gain or loss of the exceptional performer designation, the allowance for loan loss typically follows the seasonality of the repayment cycle of the loan portfolio.  Generally, repayments of loan balances increase as a result of graduating students entering repayment in either November or June.  Delinquency generally increases twice each year, coinciding with the repayment start dates, and is usually followed by an increase in the allowance for loan losses.

Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur. Changes in the quality of loans moving into repayment status as well as the Company’s collections strategies could impact the delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact the reserve requirements. Certain of these statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 30.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	Third Quarter 2005	Second Quarter 2005	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004

Balance at beginning of period
FFEL Program	$1,338	$1,602	$1,753	$1,821	$1,950
CitiAssist	3,327	2,744	3,293	3,724	3,596
	4,665	4,346	5,046	5,545	5,546
Provision for loan losses
FFEL Program	1,354	919	502	(340)	166
CitiAssist	1,073	3,880	100	1,839	1,028
	2,427	4,799	602	1,499	1,194
Charge offs
FFEL Program	(691)	(1,184)	(801)	83	(421)
CitiAssist	(2,001)	(3,511)	(1,470)	(2,373)	(1,086)
	(2,692)	(4,695)	(2,271)	(2,290)	(1,507)
Recoveries
FFEL Program	2	1	148	189	126
CitiAssist	263	214	821	103	186
	265	215	969	292	312
Balance at end of period FFEL Program CitiAssist	2,003 2,662	1,338 3,327	1,602 2,744	1,753 3,293	1,821 3,724
	$4,665	$4,665	$4,346	$5,046	$5,545

Interest Rate Swap Agreements

From time to time, the Company enters into interest rate swap agreements to manage its basis risk exposure resulting from interest rate variability between the rates paid on its borrowings and received on its loan assets. Swap agreements are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. In the third quarter of 2005, the Company entered into several short-term interest rate swaps with CBNA that were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The swaps, which matured in September 2005, had a notional amount of $7.0 billion and incurred $0.7 million of interest expense in the third quarter of 2005 ($1.5 million for the first nine months of 2005). The Company had no swaps outstanding at September 30, 2005.

On October 6, 2005, the Company entered into interest rate swap agreements with CBNA that had notional amounts totaling $7 billion. These swap agreements were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS 133.  The Company pays a floating interest rate based on the 3-month LIBOR and receives interest at a fixed rate. These swaps are scheduled to mature on December 30, 2005.

Prior to 2005, the Company participated with CBNA in interest rate swap agreements that had been designated as hedges and met the hedge accounting requirements of SFAS No. 133. These swaps were perfectly effective in offsetting the changes in cash flow hedges for the risk being hedged. All of the Company’s outstanding swaps under this program matured on January 4, 2005.

Extraordinary Item

The Company recorded an extraordinary gain from the extinguishment of one of the Company’s securitization trusts in the second quarter of 2005. The extinguishment resulted in a pretax gain of $8.9 million as a result of the transfer of $370.3 million of student loan assets at fair value back to the Company.

Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.

Deferred income taxes of $281.1 million at September 30, 2005 increased $95.0 million compared to year-end 2004. This increase is primarily attributable to deferred tax liability increases of $65.2 million related to deferred loan origination costs and $33.1 million related to the gain on the sale of loans to the 2005-1 and 2005-2 Trusts, partially offset by the effects of the residual interest and servicing asset impairments and other adjustments.

Other Liabilities

The $30.7 million (9%) increase in other liabilities from $333.9 million at December 31, 2004 to $364.6 million at September 30, 2005 is primarily due to a $34.4 million increase in interest payable on the Company’s borrowings attributable to higher interest rates.

Borrowings

The Company’s short- and long-term borrowings were procured primarily through the Omnibus Credit Agreement with CBNA, which expires December 2009. Total short- and long-term borrowings of $24.8 billion at September 30, 2005 increased $1.1 billion compared to year-end 2004. The increased borrowings were used to fund new loan originations and purchases.

At September 30, 2005 and 2004, the outstanding borrowings had contracted weighted average interest rates of 3.4% and 1.7%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended September 30, 2005 and 2004, the Company recorded $217.0 million and $102.2 million, respectively, in interest expense payable to CBNA related to these borrowings. For the nine-month periods ending September 30, 2005 and 2004, the Company incurred $563.6 million and $253.3 million, respectively, in interest expense on its borrowings.

Dividends

The Company paid a quarterly dividend of $1.08 per common share on September 1, 2005. On October 14, 2005, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $1.08 per share to be paid December 1, 2005 to stockholders of record on November 15, 2005.

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

Results of Operations

Quarter Ended September 30, 2005

Net income

Net income was $83.0 million ($4.15 basic and diluted earnings per share) for the third quarter of 2005. This was an increase of $13.3 million (19%) compared to earnings for the same period last year. The increase in net income is primarily attributable to gains on sale of student loans of $29.2 million (after tax) relating to $1.4 billion in securitization and other asset sales, net of securitization-related charges. This gain was partially offset by a $9.2 million (after tax) reduction in floor income, and increased operating expenses of $3.1 million (after tax) for the quarter, compared to the same quarter of 2004.

Gain on sale of Loans

Gain on sale of loans of $49.7 million for the third quarter of 2005 was $49.4 million higher than for the same period of 2004.  The increase in the gain was attributable to the third quarter 2005 gain on loans securitized of $37.8 million, as well as an increase in gains on portfolio sales of $11.6 million compared to the third quarter of 2004.

Fee and other income

Fee and other income of $4.6 million for the third quarter of 2005 remained consistent with that of the third quarter of 2004.  For the third quarter of 2005, fee and other income included securitization-related income of $4.6 million, which was directly offset by impairment on retained securitization assets of $4.6 million.  For additional information, see Note 5 to the consolidated financial statements.

Net interest income

Net interest income of $123.2 million for the third quarter of 2005 was $22.1 million (15%) lower than net income for the same period of 2004. The net interest margin for the third quarter of 2005 was 1.85%, a decrease of 46 basis points from 2.31% for the same period of 2004. The decreases in net interest income and net interest margin were primarily attributable to a $15.0 million (pre-tax) decrease in floor income for the third quarter of 2005 compared to the same period of 2004 (see Special Allowance and Floor Income on page 22 for further information).

Operating expenses

Total operating expenses for the third quarter of 2005 of $39.8 million increased $5.1 million (15%) from the same period last year. The increase is reflective of expenses related to portfolio growth and other ongoing infrastructure investments. For the third quarter of 2005, the Company’s expense ratio, total operating expenses as a percentage of average managed student loans, was 0.52%, a decrease of two basis points compared to the third quarter 2004 ratio.

Loan losses

The provision for loan losses increased $1.2 million to $2.4 million for the third quarter of 2005 from $1.2 million for the same period last year. The increase in the provision is primarily attributable to a third party servicer that lost its Exceptional Performer designation, as well as increases in the size of the CitiAssist Loan portfolio in repayment.

Return on Average Equity

The Company’s return on average equity ratio was 25.9% for the third quarter of 2005, which was consistent with the ratio for the same period of 2004.

Effect of Taxes

The Company’s effective tax rates were 38.7% for the third quarter of 2005 and 39.1% for the same period of the prior year.

Nine Months Ended September 30, 2005

Net income

Net income was $230.0 million ($11.50 basic and diluted earnings per share) for the first nine months of 2005. This was an increase of $17.8 million (8%) compared to earnings for the same period last year. The improvement is primarily attributable to a $61.4 million
(after tax) increase in year-to-date gains from securitizations and other student loan sales, partially offset by a $25.0 million (after tax) reduction in floor income and $14.9 million (after tax) of securitization impairment charges.

Gain on sale of loans

Gain on sale of loans of $97.8 million for the first nine months of 2005 was $87.4 million higher than for the same period of 2004.  The increase in the gain was attributable to the gains on loans securitized of $85.6 million for the first nine months of 2005, as well as an increase in gains on portfolio sales of $1.8 million compared to the same period of 2004.

Fee and other income

Fee and other income decreased $18.9 million from $13.8 million earned during the first nine months of 2004 to $(5.1) million for the same period in 2005. For the first nine months of 2005, fee and other income included $24.8 million (pre-tax) of securitization impairment charges, partially offset by gains related to securitization and other student loan sales.  For additional information, see Note 5 to the consolidated financial statements.

Net interest income

Net interest income of $381.2 million for the first nine months of 2005 was $36.8 million (9%) lower than that for the same period of 2004. The net interest margin for the first nine month period of 2005 was 1.93%, down 37 basis points from 2.30% for the same period of 2004. The decreases in net interest income and net interest margin were primarily attributable to the $40.8 million (pre-tax) decrease in floor income for the first nine months of 2005 compared to the same period of 2004.

Operating expenses

Total operating expenses for the first nine months of 2005 of $108.1 million increased $15.2 million (16%) from the same period last year. This increase is reflective of expenses related to portfolio growth and other ongoing infrastructure investments, including higher amortization costs related to computer software upgrades. For the first nine month period of 2005, the Company’s expense ratio, total operating expenses as a percentage of average managed student loans, was 0.50%, consistent with that of the same period of 2004.

Loan losses

The Company’s provision for loan losses of $7.8 million increased $1.3 million for the first nine months of 2005 compared to the same period last year. The increase in the provision is primarily attributable to a third party servicer that lost its Exceptional Performer designation, as well as increases in the size of the CitiAssist Loan portfolio in repayment. Of the $4.7 million balance in the Company’s allowance for loan losses at September 30, 2005, $2.0 million is for its FFEL Program portfolio and $2.7 million is for its CitiAssist Loan portfolio. At December 31, 2004, $1.7 million of the allowance was for its FFEL Program portfolio and $3.3 million was for its CitiAssist Loan portfolio.

Return on Average Equity

The Company’s return on average equity was 25.3% for the first nine months of 2005, down 2.6% compared to 27.9% for the same period of 2004. The decrease was attributable to the larger equity base.

Effect of Taxes

The Company’s effective tax rates were 37.3% for the first nine months of 2005 and 38.1% for the same period of the prior year. The change in the effective tax rate was primarily attributable to a change in tax estimates for certain states and the impact of this change on the Company’s existing deferred tax assets and liabilities.

Regulatory Impacts

Over the past decade, certain amendments to the Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Despite reductions in funding costs and their effects on net income, pressure on margins is expected to continue as more loans are originated with lower lender yields. Amendments to the Act also introduced a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, do not participate. Direct Lending accounts for less than 24%, on a national basis, of all student loans originated under federally sponsored programs. In addition, reauthorization of the Act, which may occur in 2005, may result in a reduction in Exceptional Performer benefits below the current 100% claim guarantee. The reauthorization, as well as other amendments to the Act that could ultimately result in further reductions in FFEL Program loan subsidies and lender net interest margins, could influence customer prepayments. Any reduction below the 100% claim guarantee would result in higher net credit losses. Any such amendments, in part or in combination, could adversely affect the Company’s business and prospects.

The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs and continues to expand its guarantor relationships and pursue alternative private loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements below.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company’s actual results may differ materially from those suggested by the forward-looking statements, which are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties including, but not limited to: the effects of legislative changes, particularly those relating to the re-authorization and amendment of the Federal Higher Education Act of 1965, as amended: the demand for and interest rates on student loans; loan origination costs; the availability and amount of loan subsidies; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; the volume of loan consolidations; the Company’s and other servicers’ ability to maintain their Exceptional Performer status and the level of benefits available to servicers with that designation; the volume of timely loan payments by borrowers on the reduction of applicable loan interest rates; the adequacy of the Company’s capital expenditures and the success of its marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the Company’s ability to continue to develop its electronic commerce initiatives; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loan portfolios; as well as general economic conditions, including the performance of financial markets.

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of September 30, 2005, a 35 basis point increase in the interest yield curve would have a potential negative impact on the Company’s pretax earnings of approximately $20.4 million for the next twelve months and approximately $85.1 million thereafter. A 35 basis point decrease in the interest yield curve as of September 30, 2005 would have a potential positive impact on the Company’s pretax earnings of approximately $18.1 million for the next twelve months and approximately $85.7 million thereafter. The change in the September 30, 2005 Earnings-at-Risk, compared to that at September 30, 2004, was due to the change in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)

	September 30, 2005			September 30, 2004
(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total
Thirty-five basis point increase	$(20.4)	$(85.1)	$(105.5)	$(18.4)	$(82.6)	$(101.0)
Thirty-five basis point decrease	$18.1	$85.7	$103.8	$17.5	$82.6	$100.1
One hundred basis point increase	$(13.0)	$(140.1)	$(153.1)	$(51.9)	$(233.6)	$(285.5)
One hundred basis point decrease	$49.0	$242.3	$291.2	$58.7	$233.6	$292.3

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

The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting

There has not been any change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2005

The Student Loan Corporation

By	/s/ Daniel P. McHugh
Daniel P. McHugh Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (File No. 1-11616).

10.1	Trust Agreement, dated as of December 21, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.2 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.2.1
Non-Competition Agreement, dated as of December 22, 1992, among the Company, CNYS and Citicorp, incorporated by reference to Exhibit 10.4 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.2.2
Amendment No. 1, dated as of June 22, 2000, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.2 to the Company’s 2001 Annual Report on Form 10-K (File No. 1-11616).

10.2.3
Amendment No. 2, dated as of June 22, 2001, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.3 to the Company’s 2001 Annual Report on Form 10-K (File No. 1-11616).

10.2.4
Amendment No. 3, dated as of May 5, 2002, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

10.2.5
Amendment No. 4, dated as of June 22, 2003, to Non-Competition Agreement among the Company, CNYS and Citigroup Inc., incorporated by reference to Exhibit 10.2.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

10.2.6
Amendment No. 5, dated as of June 22, 2004, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

10.2.7
Amendment No. 6, dated as of June 22, 2005, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (File No. 1-11616).

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K (File No. 1-11616).

10.4.1
Amendment No. 1, dated as of October 15, 2002, to Omnibus Credit Agreement between the Company and CNYS, incorporated by reference to Exhibit 10.4.1 to the Company’s 2002 Annual Report on Form 10-K (File No. 1-11616).

10.4.2
Amendment No. 2, dated as of March 5, 2004, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.4.2 to the Company’s 2003 Annual Report on Form 10-K (File No. 1-11616).

10.4.3
Amendment No. 3, dated as of January 20, 2005, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.4.3 to the Current Report on Form 8-K filed January 20, 2005 (File No. 1-11616).

10.5
Facilities Occupancy, Management and Support Service Agreement, dated as of January 1, 1998, by and between the Company, CNYS and Citicorp North America, Inc., incorporated by reference to Exhibit 10.5 to the Company’s 2001 Annual Report on Form 10-K (File No. 1-11616).

10.6
Retention Agreement for Sue F. Roberts, dated April 28, 2003, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 1-11616).

10.6.1
Letter Agreement, dated as of February 11, 2005, by and between the Company and Sue F. Roberts, incorporated by reference to Exhibit 10.6.1 to the Company's 2004 Annual Report on Form 10-K (File No. 1-11616).

10.7
Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A.,  incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith