Form 10-K
period 2005-12-31
STUDENT LOAN CORP
filed 2006-03-16
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 1-11616

THE STUDENT LOAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-1427135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Washington Blvd. Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 975-6861
(Registrant's telephone number, including area code)
__________________

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange
Title of Each Class	Name of Each Exchange on which Registered

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $879,200,000, (based on 4,000,000 shares held by non-affiliates and a closing sale price of $219.80 per share as reported for the New York Stock Exchange).

As of March 6, 2006, there were 20,000,000 shares of Common Stock outstanding.

        Documents incorporated by Reference:

Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 18, 2006 are incorporated by reference into Part III of this Form 10-K.

CONTENTS
Management’s Discussion and Analysis ………………………………………………………………...	1
Other Business and Industry Information …………………………………………………………….....	20
Risk Factors................................................................................................................................................	26
Management’s Report on Internal Control over Financial Reporting…………………………………...	33
Report of Independent Registered Public Accounting Firm - Internal Control over Financial Reporting	34
Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements……...	35
Consolidated Financial Statements ……………………………………………………………………...	36
Notes to Consolidated Financial Statements ……………………………………………………………	40
Securities and Exchange Commission Information …………………………………………………….	65
Exhibits and Financial Statement Schedules…………………………………………………………….	66
10-K Cross Reference Index …………………………………………………………………………....	67
Directors and Executive Officers ……………………………………………………………………….	69
Stockholder Information ………………………………………………………………...........................	70
Financial Highlights..................................................................................................................................	71

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

See Glossary starting on page 30 for a description of certain terms used in this Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 29.

Background of The Student Loan Corporation

The Student Loan Corporation (the Company) originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The Company is one of the nation’s leading originators and holders of student loans guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Act). The Company also originates and holds student loans that are not insured under the Act, primarily CitiAssist Loans.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. Prior to December 22, 1992, the Company operated as a division of Citibank (New York State) (CNYS). On December 22, 1992, the assets of the division were exchanged with CNYS for 20 million shares of the Company’s common stock and the Company’s agreement to pay approximately $2.8 billion to CNYS and to assume certain obligations of CNYS. On December 23, 1992, CNYS sold four million shares of its holdings of the Company’s common stock in an initial public offering, retaining an 80% ownership interest in the Company. In August 2003, CNYS merged with CBNA, and CBNA succeeded CNYS as the principal shareholder of the Company. At the effective date of the merger, CBNA became a party to all intercompany agreements that the Company had previously entered into with CNYS and succeeded to all of the rights and assumed all of the obligations of CNYS under such intercompany agreements.

Overview of the Business

The Student Loan Corporation is a market leader in education finance and offers a full array of student loan products to students and their parents. The Company is committed to providing exceptional service to schools’ financial aid administrators (FAAs) and borrowers, offering competitive and innovative products to students and their families, and maximizing on-line services. The Company differentiates itself from its competitors by offering life of loan servicing on most loans directly originated by the Company.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (based on the 3-month LIBOR). The earnings spread between the interest earned and the interest expensed represents net interest income. The Company’s earnings are also impacted by portfolio growth and floor income, as described below. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate or the 90-day commercial paper rate and 3-month LIBOR. The Company manages these risks by regularly monitoring interest rates. The Company acts upon fluctuations in the interest rate curves and may enter into interest rate swap agreements on portions of its portfolio. In declining short-term rate environments, the Company’s net interest income may benefit from floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income. See the definition of floor income in Special Allowance and Floor Income on page 8.

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

For additional information about the Company’s business, see pages 20 through 25.

Critical Accounting Policies and Critical Estimates

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of the Company’s accounting policies as well as estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition, since management is required to make difficult, complex or subjective judgments and estimates. Actual results could differ from those estimates. These critical policies that use estimates and judgments include those used to account for revenue recognition, student loan securitizations and allowance for loan losses. Management has discussed each of these critical accounting policies and the use of estimates with the Audit Committee. See the Notes to the consolidated financial statements for more information on the Company’s accounting policies.

Revenue recognition
As discussed in more detail in Note 1 to the consolidated financial statements, revenues are impacted by the amortization of deferred premium and origination costs and the effect of prepayments on these deferred costs. Estimates of the loans’ future prepayment speeds are based on a combination of actual past prepayment rates as well as management’s estimate of future consolidation rates, which are influenced by current and future interest rates. Future prepayment speeds are also impacted by whether the underlying Stafford or PLUS loans are consolidated off-balance sheet (i.e., prepayments) or are retained in the Company’s own portfolio, which is not accounted for as prepayment. Historically low interest rates have led to a record level of loan consolidations as borrowers converted their variable rate loans to fixed rate loans. This has decreased the weighted average lives of Stafford and PLUS Loans. In addition, higher levels of consolidation loan prepayments have decreased the weighted average lives of consolidation loans in recent years. Management believes that the high consolidation levels will continue in the short-term. However, these levels may begin to decline after June 30, 2006, when certain provisions of the Deficit Reduction Act will take effect. See Regulatory Impacts on page 14.

Student loan securitizations
The Company securitizes student loan assets as a means of strengthening its balance sheet and to access competitive financing rates in the market. Under these securitization programs, assets are sold into a trust and used as collateral by the trust to access financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets stringent accounting guidelines, trust assets are treated as sold and are no longer reflected as assets of the Company. See Note 1 to the consolidated financial statements for further information.

Gains or losses on securitization depend in part on the previous carrying amount of the loans involved in the sale, which is allocated between the loans sold and the interests retained based on the relative fair values at the date of sale. Initial and subsequent measurements of the fair value of the residual interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, and borrower benefits are the key assumptions utilized to measure the fair value of the residual interests. The Company estimates the market discount rate based on a market return on equity for an investment of this type, which was 10% at December 31, 2005 and 2004. Changes in the prepayment rates also impact the valuation of the residual interests. Historical statistics on prepayments and borrower defaults are utilized to estimate prepayment rates. In addition, since the underlying asset class has long maturities, market data is also utilized to predict future prepayment speeds for periods into the future that are longer than the Company’s historical data can predict. The Company uses a loan prepayment ramp curve to predict prepayment speeds. At December 31, 2005, the Company used a ramp that predicts prepayment rates at graduated levels from 0% to 10% in 6 to 10 years.

At December 31, 2004, the Company used a prepayment ramp of up to 8% in 10 years. The increase in the prepayment ramp contributed to the 2005 residual interest and servicing asset impairments of $16.4 million and $9.4 million, respectively. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the residual interests. The Company was designated as an Exceptional Performer (EP) by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans and qualifies for certain risk-sharing benefits when a defaulted loan is submitted for claim. If the Company and its qualified EP designated servicers lost their EP designations, the fair value of the residual interests at December 31, 2005 would decrease by approximately $6.6 million. For further information on the Company’s student loan securitizations, see Note 15 to the consolidated financial statements.

Allowance for loan losses

The Company has an allowance for loan losses for those loans or portions of loans in its portfolio that are not 100% insured under government guarantees or private credit insurance. The allowance provides a reserve for estimated losses on the portions of the FFEL Program loan portfolio subject to the 2% risk-sharing provisions of the Act, as well as the portion of the CitiAssist Loan portfolio that is subject to deductibles applicable under the credit risk insurance obtained from third parties. Most insured CitiAssist Loans are subject to deductibles of between 5% and 20% of the claim amount. As a result, a majority of the allowance consists of a reserve for those CitiAssist Loans that are not insured against loss. These uninsured CitiAssist Loans, which are fully reserved at 120 days of delinquency, are written off at that time. For information on insured and uninsured CitiAssist Loans, reserves and delinquency rates at December 31, 2005 and 2004, see Note 2 to the consolidated financial statements. Estimated provisions of probable losses inherent in the Company’s portfolios increase the allowance for loan losses and are expensed currently. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the reserve.

Effective January 1, 2004, the Company was designated as an Exceptional Performer (EP) by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. Of the Company’s FFEL Program loans, only those that are serviced by the Company or its qualified EP designated third party servicers are subject to the benefits of the Exceptional Performer designation. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims filed for reimbursement for loans that are serviced by the Company or its EP designated servicers. Therefore, the $13.8 billion of the FFEL Program loans serviced by the Company are not subject to the 2% risk-sharing loss for eligible claims submitted after that date. Similarly, as of December 31, 2005, third party servicers servicing $3.0 billion of the Company’s FFEL Program loan portfolio have received the Exceptional Performer designation. Of the total $19.5 billion of FFEL Program loans in the Company’s portfolio at December 31, 2005, 86% are subject to the benefits of the Exceptional Performer designation.

Under current Department rules, as long as the Company and its EP designated servicers continue to meet eligibility standards and maintain their Exceptional Performer designation, the Company's FFEL Program portfolios are not subject to the risk-sharing provisions and they will receive 100% reimbursement on all eligible FFEL Program default claims filed. During the second quarter of 2005, the Company was notified that one of its third party servicers lost its Exceptional Performer designation effective September 1, 2004. As a result, the Company accrued $0.6 million of other liabilities for amounts refundable to guarantors. In addition, the Company increased its allowance for loan losses by $0.3 million to provide for probable risk-sharing losses associated with this portfolio.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios starting with the first day of each loan’s delinquency. These losses are estimated from historical delinquency and credit loss experience, updated for current conditions, applied to the current aging of the portfolio. Excluding special circumstances, such as the gain or loss of the exceptional performer designation, the allowance for loan losses typically follows the seasonality of the repayment cycle of the loan portfolio. Generally, repayments of loan balances increase as a result of graduating students entering repayment in either November or June. Delinquency generally increases twice each year, coinciding with the repayment start dates, and is usually followed by an increase in the allowance for loan losses. See Notes 1 and 2 to the consolidated financial statements for further information on the allowance for loan losses.

Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur. Government risk-sharing, changes in the quality of loans moving into repayment and changes in the Company’s collections strategies could impact the delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact the reserve requirements.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	2005	2004	2003
Balance at beginning of period
FFEL Program	$ 1,753	$ 3,378	$ 6,219
CitiAssist	3,293	1,457	481
	5,046	4,835	6,700
Provision for loan losses
FFEL Program	4,110	202	3,896
CitiAssist	9,047	7,787	6,462
	13,157	7,989	10,358
Charge offs
FFEL Program	(4,024)	(2,301)	(6,968)
CitiAssist	(10,800)	(7,534)	(5,658)
	(14,824)	(9,835)	(12,626)
Recoveries
FFEL Program	154	474	231
CitiAssist	1,457	1,583	172
	1,611	2,057	403
Balance at end of period
FFEL Program	1,993	1,753	3,378
CitiAssist	2,997	3,293	1,457
	$ 4,990	$ 5,046	$ 4,835

Accounting Changes and Future Application of Accounting Standards

Management has determined that the impact on its financial condition and results of operations from the adoption of new accounting standards during 2005 and the future application of new accounting standards subsequent to 2005 is not material. See Notes 1 and 17 to the consolidated financial statements for further discussion.

Consolidated Financial Condition and Results of Operations

Summary

The Company’s 2005 net income was $309.0 million ($15.45 basic and diluted earnings per common share), an increase of $24.0 million (8%) compared to 2004 net income of $285.0 million ($14.25 basic and diluted earnings per common share). The improvement in net income was primarily attributable to an increase in gains on securitizations and loan sales of $86.3 million (after tax) compared to 2004, partially offset by $12.0 million (after tax) of securitization-related impairment charges and other mark-to-market changes in the retained interests accounted for as trading securities. In 2005, $4.9 billion of loans were securitized or sold, compared to $2.1 billion in 2004. The benefits of the increased securitization gains in 2005 were partially offset by a $34.2 million (after tax) reduction in floor income, and increased operating expenses of $11.3 million (after tax) for 2005, compared to 2004.

At December 31, 2005, the Company’s assets consisted primarily of FFEL Program student loans guaranteed by the federal government. Including deferred costs, the Company’s student loan assets were comprised of a $18.1 billion portfolio of FFEL Program loans held, a $4.9 billion portfolio of CitiAssist and other loans held, and a $2.1 billion inventory of FFEL Program loans held for sale. See Note 2 to the consolidated financial statements for a presentation of the loan portfolio by program type. Total loan assets of $25.1 billion increased $0.2 billion (1%) from the December 31, 2004 balance of $24.9 billion. The December 31, 2004 balance was composed of a $19.3 billion portfolio of FFEL Program loans held, a $3.7 billion portfolio of CitiAssist and other alternative loans held and a $1.9 billion inventory of FFEL Program loans held for sale.

The table below shows the aggregate activity in the Company's student loan portfolios during 2005 and 2004.

(Dollars in millions)	2005	2004
Balance at beginning of period	$24,856	$23,196
FFEL Program Stafford and PLUS(1) Loan disbursements	3,225	3,057
Secondary market and other loan procurement activities	7,460	4,564
Redemption of the 2002 Trust	370	-
Loan reductions(2)	(6,019)	(3,923)
Loan securitizations	(4,246)	(1,462)
Portfolio sales	(674)	(642)
Net change in deferred costs and other adjustments	124	66
Balance at end of period	$25,096	$24,856

(1) FFEL Program PLUS Loans are Parent Loans to Undergraduate Students.
(2) Loan reductions are attributable primarily to borrower principal payments, loan consolidations and claims paid to guarantors.

Loan Disbursements and Procurement Activity

An analysis of loan disbursements and CitiAssist Loan commitments to finance education is presented in the table below:

(Dollars in millions)	2005	2004	Difference	% Change
FFEL Program Stafford and PLUS Loan disbursements	$3,225(1)	$3,057(2)	$168	5%
CitiAssist Loans disbursed under commitments to purchase, net	1,628(3)	1,392(4)	236	17%
Total loan disbursements and CitiAssist Loan commitments	$4,853	$4,449	$404	9%

(1)	Amount includes $3,166 million disbursed for portfolio and $59 million disbursed for resale.
(2)	Amount includes $3,053 million disbursed for portfolio and $4 million disbursed for resale.
(3)
This amount consists of the CitiAssist Loans that were disbursed by CBNA during 2005. Of the disbursements, approximately $773 million were under commitment to purchase at December 31, 2005. In addition, $454 million of CitiAssist Loan commitments were awaiting disbursement by CBNA.  These loans will be purchased by the Company after final disbursement.

(4)
This amount consists of the CitiAssist Loans that had been disbursed by CBNA during 2004. Of the disbursements, approximately $691 million were under commitment to purchase at December 31, 2004. In addition, $405 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the Company after final disbursement.

The FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loans under commitments to purchase represent the Company’s loan activity primarily sourced through school channels (see Marketing on page 22 for further information). The $168 million increase in FFEL Program loan disbursements for 2005, compared to 2004, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace. The $236 million increase in CitiAssist Loan disbursements resulted from increasing borrower demands for private education financing above the statutory limits provided by the FFEL Program.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees, but generally carry other private insurance and may be covered under risk-sharing agreements with schools and universities.

The loan originations reflected in the table above do not include FFEL Program Consolidation Loan volume, which is reflected in the loan purchases table below. If a borrower requests consolidation of loans that are not already owned by the Company, they must be purchased from the current loan holder at face value prior to consolidation. The FFEL Program Consolidation Loan volume indicated in the table below also includes consolidations of Stafford, PLUS and other loans already existing in the Company’s loan portfolio. Loan acquisition activity, including both FFEL Program Consolidation Loans acquired through third party marketing relationships and loans consolidated internally, is included with other FFEL Program Consolidation Loan volume in the table below.

The Company’s secondary market and other loan procurement activities are presented in the table below:

(Dollars in millions)	2005	2004	Difference	% Change
FFEL Program volume, primarily Consolidation Loans	$5,292(1)	$3,095(2)	$2,197	71%
Purchases of CitiAssist Loans from CBNA	1,484	1,183	301	25%
Other loan purchases	684	286	397	138%
Total secondary market and other loan procurement activities	$7,460(3)	$4,564(4)	$2,895	63%

(1)	Amount includes $47 million procured for resale.
(2)	Amount includes $39 million procured for resale.
(3)	Amount includes $7,413 million procured for portfolio and $47 million procured for resale.
(4)	Amount includes $4,525 million procured for portfolio and $39 million procured for resale.

The FFEL Program loan consolidation growth resulted primarily from the rising interest rate environment that encouraged borrowers to consolidate their loans in order to lock in fixed interest rates. CitiAssist Loan growth reflected borrowers’ increased need to find alternative sources of education funding outside of the FFEL Program.

The current environment of rising interest rates has encouraged borrowers to consolidate their eligible student loans in order to convert them from variable to fixed interest rates, resulting in higher prepayments of Federal Stafford Loans. These loan consolidations have comprised a sizeable portion of the Company’s overall loan volume. As interest rates rise and loan consolidation becomes less attractive, consolidation activity and related prepayment levels are expected to moderate. Of the Consolidation Loan volume for the years ended 2005 and 2004, presented in the table above, $2,680 million and $1,240 million, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio.

Generally, most loans in the held for sale portfolio are not specifically purchased or originated for resale, but are initially recorded in the Company’s held portfolio. However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified to held for sale and eventually sold or securitized.

The chart above includes CitiAssist Loans that were purchased from CBNA, the originator and disburser of these loans. At December 31, 2005, $773 million of CitiAssist Loans had been disbursed by CBNA, but had not yet been purchased by the Company. These loans, which are included in the loan disbursements and CitiAssist Loan commitments table on page 5, are not included in the Company’s December 31, 2005 loan portfolio. The Company expects to acquire substantially all of these CBNA-owned CitiAssist Loans during the first half of 2006.

Return on Average Equity

The Company’s return on average equity for 2005 was 24.8%, down 2.5% from 27.3% in 2004. The 2005 decline in the return on average equity was primarily attributable to the larger equity base. Return on average equity is calculated by dividing annual net income by average equity for the period.

Net Interest Income

Net interest income of $493.0 million for 2005 was $68.0 million (12%) lower than net interest income of $561.0 million for 2004. The net interest margin for 2005 was 1.87%, a decrease of 41 basis points from 2.28% for 2004. The decreases in the net interest income and margin were primarily attributable to a $56.3 million (pretax) decrease in floor income for 2005 compared to 2004. See the breakout of net interest margin, which includes floor income, on page 8. Floor income, as defined by management, is the amount of additional interest income generated when interest margin exceeds the minimum expected spreads. Floor income is described more fully in Special Allowance and Floor Income on page 8. The decrease in net income was also attributable to changes in the prospective prepayment speed, which resulted in charges of $11.2 million and $2.9 million for the years ended December 31, 2005 and 2004, respectively.

Margins have declined over the past decade based on legislative actions taken to amend the Act. The Act imposes a 0.5% origination fee on FFEL Program student loan disbursements and an annual fee of 1.05% on the portfolio balance of FFEL Program Consolidation Loans. In addition, in 1998 the Act reduced the interest rate borrowers pay on FFEL Program Stafford Loan disbursements by 0.8%, of which 0.3% is borne by lenders. These amendments have reduced the interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. Interest spread may be further impacted by the enactment of the Deficit Reduction Act. For information on this legislation, see Regulatory Impacts on page 14. The Company continues to search for ways to take advantage of greater economies of scale. It is pursuing both new and existing marketing programs, including e-commerce, and continues to expand its guarantor relationships and market alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Also, the Company’s net interest income may be impacted by uneven shifts between its lending rates (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and its borrowing rates (based on LIBOR). The Company may enter into interest rate swap agreements on portions of its portfolio to mitigate these risks. For more information on interest rate swaps and other derivatives, see Note 12 to the consolidated financial statements.

The following table sets forth the average rates earned on interest earning assets and paid on interest bearing liabilities, based on the daily averages of the applicable assets and liabilities.

Average Balance Sheet
(Dollars in millions)	2005			2004			2003
	Balance	Income/(Expense)	Interest Rate	Balance	Income/(Expense)	Interest Rate	Balance	Income/(Expense)	Interest Rate
Average student loans and lines of credit Average non-interest earning assets	$26,305 639	$ 1,301	4.95%	$24,558 467	$ 939	3.82%	$22,275 450	$ 834	3.74%
Total average assets	$26,944	$ 1,301	4.83%	$25,025	$ 939	3.75%	$22,725	$ 834	3.67%
Average interest bearing liabilities Average non-interest bearing liabilities Average equity	$25,121 569 1,254	$ (808)	3.08%*	$23,568 405 1,052	$(378)	1.54%*	$21,488 370 867	$(379)	1.70%*
Total average liabilities and equity	$26,944	$ (808)	3.00%	$25,025	$(378)	1.51%	$22,725	$(379)	1.67%
Net interest margin	$26,305	$ 493	1.87%	$24,558	$ 561	2.28%	$22,275	$ 455	2.04%
Average 91-day Treasury Bill rate at the final auction date before June 1st for Stafford reset (and PLUS reset for loan originated after June1998)			3.00%			1.07%			1.12%

* Interest rate was calculated by dividing expense from average interest bearing liabilities by average student loans and lines of credit.

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	2005	2004
Student loan yield, before floor income	5.57%	4.01%
Floor income	0.28%	0.53%
Accreted interest on securitization	0.04%	0.07%
Consolidation loan rebate fees	(0.44)%	(0.44)%
Amortization of deferred loan origination and purchase costs	(0.50)%	(0.35)%
Student loan net yield	4.95%	3.82%
Student loan cost of funds	(3.08)%	(1.54)%
Student loan net interest margin	1.87%	2.28%

Above is a net interest margin spread analysis that contains year-to-year comparisons. For these comparisons, higher interest rates caused the student loan yield and the student loan cost of funds to increase. The overall student loan spread has decreased, however, because of lower floor income in the Company’s loan consolidation portfolio. Also contributing to the lower student loan spread are the increases in the amount of amortization of deferred loan origination and purchase costs.

Rate/Volume Analysis

The following table shows the contribution to changes year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities.

	2005 Compared to 2004			2004 Compared to 2003
(Dollars in millions)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate (a)	Net (b)	Volume	Rate (a)	Net (b)
Interest earning assets Interest bearing liabilities	$66.8 24.9	$ 294.8 404.7	$361.6 429.6	$85.5 36.7	$ 20.1 (37.6)	$ 105.6 (0.9)
Net interest earnings	$41.9	$(109.9)	$(68.0)	$48.8	$ 57.7	$ 106.5

(a) Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

The net interest income for the Company increased $41.9 million and $48.8 million from volume for the years ended December 31, 2005 and 2004, respectively, compared to the same periods of the prior year. The increase was primarily due to higher originations, which increased portfolio balances. The net interest income decreased by $109.9 million and increased by $57.7 million from rate changes for the years ended December 31, 2005 and 2004, respectively, compared to the same periods of the prior years. The decrease was primarily due to lower floor income of $56.3 million which resulted from higher short-term interest rates in 2005 compared to 2004. This resulted in higher funding costs without corresponding interest revenue since certain student loan assets, such as loan consolidations, earn interest at fixed rates. Floor income is described more fully below in Special Allowance and Floor Income. In addition, the current environment of increasing interest rates resulted in reduced net interest income during 2005 due to the compressed spread between earnings on the assets and funding costs. In a rising rate environment, the rate at which the Company earns interest on its CitiAssist Loan assets (i.e., the prime rate) rises more slowly than the rate that the Company pays for its funding costs (i.e., LIBOR rate).

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

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. See Net Interest Margin Spread Analysis on page 8 to see the floor income component of net interest margin. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. GAAP. The following table depicts the relationship of floor income to total net interest income.

(Dollars in millions)	2005	2004	2003
Floor income	$ 74.5	$130.8	$125.3
Other interest income, net	418.5	430.2	329.2
Net interest income	$493.0	$561.0	$454.5

Depending on the manner in which the Company’s assets are funded, the Company may continue to earn net interest margin spreads, that include floor income, on portions of its portfolio. Also, the rate at which borrowers pay interest on FFEL Program Consolidation Loans, which generally provides the Company with the majority of its floor income, is generally fixed and is not subject to the annual reset provisions. A decline in the Company’s cost of funds during the term of such loans contributes to floor income. Specifically, floor income occurs when the borrower rate less the Department-stipulated asset spread is greater than the funding cost of the asset.

The Company earned $74.5 million of floor income in 2005, compared to $130.8 million in 2004. The decrease in 2005 floor income, compared to the prior year, is primarily attributable to higher short-term interest rates in 2005. Floor income, which is included in interest income, may be further reduced in future quarters should short-term interest rates continue to rise. The Company has entered into short-term fixed rate funding contracts on a portion of floor income. However, should the implied forward rates rise, this short-term fixed rate funding opportunity will decline. In addition, changes in floor income will take effect after June 30, 2006 due to the provisions of the Deficit Reduction Act. See Regulatory Impacts on page 14 for further information.

The example below demonstrates how the Company calculates the amount of floor income earned on a Commercial paper based loan consolidation:

Fixed borrower interest rate	8.00%
Commercial paper spread	2.64%
Floor strike rate	5.36%
less actual funding rate	(4.36)%
Floor income on a Consolidation Loan	1.00%

Gain from Securitizations

Gain from securitizations for 2005 was $129.6 million, a $116.5 million increase from 2004. The 2005 increase was primarily attributable to the securitization of $4.2 billion of loans in 2005, compared to $1.5 billion in 2004. In addition, the loans securitized in 2005 had a lower cost basis than the loans securitized in 2004, resulting in a greater gain on sale.

Fee and Other Income

For 2005, the Company generated fee and other income of $3.1 million, a $14.9 million (83%) decrease from 2004. The decrease is attributable primarily to $25.8 million of impairments on the Company’s retained interests from the 2004 securitization, partially offset by increases in servicing and other revenue.

Operating Expenses

Operating expenses for 2005 were $149.0 million or 0.51% of average managed loans. For 2004, operating expenses were $132.3 million or 0.53% of average student loans. The $16.7 million (13%) increase in expense is primarily attributable to the incremental payroll and other operating costs to originate, service and administer the larger managed loan portfolio, as well as ongoing infrastructure improvements.

Extraordinary Item

The Company recorded an extraordinary gain from the extinguishment of one of its securitization trusts in 2005. The extinguishment resulted in a pretax gain of $8.9 million as a result of the transfer of $370.3 million of student loan assets at fair value back to the Company.

Income Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries. The Company’s effective tax rates were 37.67% for 2005, 38.35% for 2004 and 39.27% for 2003. The decrease in the effective tax rates was attributable to the effect of changes in certain statutory state income tax rates to which the Company is subject, as well as changes in the volume of business conducted in those states.

The Company’s 2005 income tax provision of $186.7 million was $9.4 million (5%) higher than the 2004 income tax provision of $177.3 million. The increase was primarily attributable to a 7% increase in income before income taxes, as compared to the prior year, including the effects of the extraordinary item.

The Company had net deferred income tax liabilities of $289.8 million at December 31, 2005, $103.7 million higher than the December 31, 2004 balance of $186.1 million. The deferred income tax liabilities resulted primarily from increases in temporary differences of $49.3 million related to securitization gains and increases of $51.0 million related to deferred loan origination costs. Loan procurement costs have increased over the past few years due to the larger volumes of loan purchases, consisting primarily of FFEL Program Consolidation Loan purchases.

Other Liabilities

The $21.0 million (6%) increase in other liabilities from $333.9 million at December 31, 2004 to $354.9 million at December 31, 2005 was primarily attributable to the increase in interest payable to CBNA on the Company’s borrowings as a result of the rising interest rate environment.

Borrowings

The Company’s short- and long-term borrowings were primarily made available through an Omnibus Credit Agreement with CBNA, which expires December 2009. This agreement contains no material financial covenants or restrictions. The Company’s net borrowings were $0.2 billion in 2005, compared to $1.5 billion in 2004. The Company’s borrowing needs in 2005 were $1.3 billion less than that required in 2004 since $4.2 billion was generated from securitization activity.

At December 31, 2005 and 2004, the outstanding borrowings had contracted weighted average interest rates of 3.9% and 2.1%, respectively, based on LIBOR at the time the borrowings were established or rates reset. For the years ended December 31, 2005 and 2004, the Company recorded $804.8 million and $375.4 million, respectively, in interest expense payable to CBNA related to these borrowings.

Dividends

The Company paid a quarterly dividend of $1.08 per common share in each quarter of 2005. On January 20, 2006, the Company declared a regular quarterly dividend on the Company’s common stock of $1.08 to be paid March 1, 2006 to shareholders of record on February 15, 2006.

Change in Interest Rates

The interest rate structure on new loans originated after June 30, 2006 will be impacted by certain provisions of the Deficit Reduction Act. See Regulatory Impacts on page 14 for further information.

2004 Compared to 2003

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

At December 31, 2004, the Company’s assets consisted primarily of FFEL Program student loans. The student loan assets included a $19.3 billion portfolio of FFEL Program loans held, a $3.7 billion portfolio of CitiAssist and other loans held, and a $1.9 billion inventory of FFEL Program loans held for sale. Total loan assets of $24.9 billion increased $1.7 billion (7%) from the December 31, 2003 balance of $23.2 billion. The portfolio at December 31, 2003 was composed of a $17.5 billion portfolio of FFEL Program loans held, a $2.8 billion portfolio of CitiAssist and other loans held, and a $2.9 billion inventory of FFEL Program loans held for sale. The increase in the 2004 loan balance was due to new FFEL Program loan disbursements of $3.1 billion and loan purchases of $4.6 billion, partially offset by loan reductions of $3.9 billion, loans securitized of $1.5 billion and loan sales of $0.6 billion.

Loan Disbursements and Procurement Activity

An analysis of loan disbursements and CitiAssist Loan commitments to finance education is presented in the table below:

(Dollars in millions)	2004	2003	Difference	% Change
FFEL Program Stafford and PLUS Loan disbursements	$3,057(1)	$2,717(2)	$340	13%
CitiAssist Loans under commitments to purchase, net	1,392(3)	1,104(4)	288	26%
Total loan disbursements and CitiAssist Loan commitments	$4,449	$3,821	$628	16%

(1)	Amount includes $3,053 million disbursed for portfolio and $4 million disbursed for resale.
(2)	All of this amount was purchased for portfolio.
(3)
This amount consists of the CitiAssist Loans that were disbursed by CBNA during 2004. Of the originations, approximately $691 million were under commitment to purchase at December 31, 2004. In addition, $405 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans will be purchased by the Company after final disbursement.

(4)
This amount consists of the CitiAssist Loans that had been disbursed by CBNA during 2003. Of the originations, approximately $533 million were under commitment to purchase at December 31, 2003. In addition, $353 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans were purchased by the Company after final disbursement.

The Company’s secondary market and other loan procurement activities are presented in the table below:

(Dollars in millions)	2004	2003	Difference	% Change
FFEL Program volume, primarily Consolidation Loans	$3,095(1)	$2,864(2)	$231	8%
Purchases of CitiAssist Loans from CBNA	1,183	966	217	22%
Other loan purchases	286	106	180	170%
Total secondary market and other loan procurement activities	$4,564(3)	$3,936(4)	$628	16%

(1)	Amount includes $39 million procured for resale.
(2)	Amount includes $1,556 million procured for resale.
(3)	Amount includes $4,525 million procured for portfolio and $39 million procured for resale.
(4)	Amount includes $2,380 million procured for portfolio and $1,556 million procured for resale.

Of the FFEL Program Consolidation Loan volume for 2004 and 2003, $1.2 billion and $1.4 billion, respectively, represent consolidations of loans sourced from the Company’s loan portfolio.

Provision for Loan Losses

The provision for loan losses for 2004 decreased $2.4 million to $8.0 million, from $10.4 million for 2003. The decrease was primarily due to the receipt of the Exceptional Performer designation.

Return on Average Equity

The Company’s return on average equity for 2004 was 27.3%, an increase of 240 basis points or 10% from 24.4% in 2003. The improvement was primarily attributable to portfolio growth and floor income.

Net Interest Income

Net interest income for 2004 was $561.0 million, a $106.5 million (23%) increase from 2003 net interest income of $454.5 million. The 2004 increase was primarily attributable to portfolio growth of 10% and an increase in net interest margin. Net interest margin for 2004 increased to 2.28% from 2.04% in 2003. The 24 basis point increase was primarily attributable to the Company’s ability to take advantage of favorable funding opportunities in 2004 as well as the effect of reduced deferred fee amortization, primarily from lower loan prepayments and increased floor income.

Gain from Securitizations

The gain from securitizations for 2004 was $13.1 million, related to the securitization of $1.5 billion of FFEL Program Consolidation Loans in the fourth quarter of 2004. The Company had no securitization transactions in 2003.

Fee and Other Income

For 2004, the Company generated fee and other income of $18.0 million, a $1.2 million (6%) decrease from 2003. The decrease is primarily attributable to a $1.8 million decrease in origination and servicing revenue.

Operating Expenses

Operating expenses for 2004 were $132.3 million, or 0.53% of average managed student loans. For 2003, operating expenses were $114.0 million or 0.50% of average student loans. The $18.3 million (16%) increase in operating expenses is primarily attributable to the incremental costs incurred to originate, service and administer the larger loan portfolio. The three basis point increase in the expense ratio was primarily attributable to the incremental costs to administer the larger loan portfolio, costs associated with Sarbanes-Oxley 404 readiness, and other ongoing infrastructure investments.

Securitization Activity and Off-Balance Sheet Transactions

In securitization, the Company transfers assets to a special purpose entity (SPE) or trust, thereby converting those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt instruments. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs.

The Company securitizes student loans through trusts, which are established to purchase the loans sold. The Company relies on securitizations to fund a portion of its new loan procurement activity. The Company generally retains a residual interest as well as the servicing rights in the loans securitized.

The following table reflects amounts and activities related to the Company’s securitizations at December 31 or for the years then ended:

(Dollars in millions)	2005	2004
Total student loan assets in trusts	$5,427.7	$1,834.5
Student loans securitized	4,245.7	1,462.1
Gains on loans securitized	129.6	13.1
Valuation gains on residual interests accounted for as trading securities, at securitization date	5.1	----
Residual interests	188.5	72.7
Servicing assets	76.8	28.2
Amounts receivable from trusts	1.8	0.6
Amounts payable to trusts	1.0	0.5

For further information on the Company's student loan securitizations, see Note 15 to the consolidated financial statements.

Related Party Transactions

A number of significant transactions are carried out between the Company and Citigroup, CBNA, and/or their affiliates. All material related party transactions of the Company have been reviewed and approved by the Company’s Audit Committee. CBNA is a party to certain intercompany agreements entered into by the Company, including the Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements. In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans. The Company believes that the terms and pricing under these agreements were negotiated on an arm’s length basis and are at fair market value.

The Company originates the majority of its loans and performs most of its servicing obligations pursuant to intercompany agreements with affiliates of Citigroup, including Citibank USA, National Association. The Company incurred charges of $40.0 million, $36.5 million and $35.8 million pursuant to these agreements in 2005, 2004 and 2003, respectively. The increase in the charges in 2005 compared to the prior year are primarily due to loan portfolio growth.

In addition, the Company holds a portfolio of alternative loans, primarily CitiAssist Loans, which are originated by CBNA. The Company disburses and services the loans for CBNA in accordance with the provisions of an intercompany agreement. Expenses incurred by the Company to underwrite, disburse and service these loans for CBNA are reflected in a servicing fee, which is charged to CBNA. Following full disbursement, the Company purchases all qualified CitiAssist Loans at the amount of CBNA’s carrying value at the time of purchase plus a contractual premium. This loan premium paid by the Company is amortized as a yield adjustment over the average life of CitiAssist Loans in the portfolio. As of December 31, 2005 and 2004, the Company’s CitiAssist Loan portfolio was $4,812.4 million and $3,648.5 million, respectively, exclusive of unamortized premiums. The Company was committed to purchase CitiAssist Loans of $773 million at December 31, 2005.

The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to CNYS by the Company in November 1992 in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement. The corresponding liability is recorded as a tax sharing liability in other liabilities on the Company’s consolidated financial statements. The Company is also included in the consolidated federal income tax return of Citigroup and is included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.

The Company’s borrowings of $24.0 billion and $23.8 billion at December 31, 2005 and 2004, respectively, were made under the terms of the Omnibus Credit Agreement with CBNA, which provided for $30 billion in total credit at December 31, 2005. Interest expense of $804.8 million, $375.4 million and $369.2 million was incurred under the terms of the agreement in 2005, 2004 and 2003, respectively. The increase in 2005 interest expense is due to the increase in the interest rates on the variable rate debt compared to the prior year. At December 31, 2005 and 2004, the outstanding borrowings had a combined contractual weighted average interest rate of 3.9% and 2.1%, respectively, based on LIBOR at the time the borrowings were established or rates reset. See Notes 4 and 5 to the consolidated financial statements for further information on the Company’s borrowings.

From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into forward funding commitments with CBNA that obligates the Company to take on future borrowings at predetermined interest rates. These predetermined rates are fixed at the loan commitment date at the implied current forward rates as of the future funding dates. At December 31, 2005, the Company had no forward funding commitments. At December 31, 2004, the Company was committed to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of the forward funding commitments, which were fulfilled in January 2005 when the commitments were funded, matured by January 2006.

During 2005 and 2004, the Company entered into a number of interest rate swap agreements with CBNA. In 2005, 2004 and 2003, interest expenses of approximately $3.0 million, $2.8 million and $9.9 million, respectively, were incurred pursuant to interest rate swap agreements with CBNA. All of the Company’s outstanding swaps under this program matured on December 29, 2005. Also, in December 2005, the Company entered into other interest rate derivatives with CBNA. The derivatives, which mature on January 1, 2016, had a $6.1 million fair value and a $2.0 billion notional amount at December 31, 2005, recorded in other liabilities on the Company’s consolidated financial statements.

The Company participates in certain of Citigroup’s deferred stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees. For the years ending December 31, 2005, 2004 and 2003, participation in these plans had no material impact on the Company’s financial condition or results of operations.

In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including facilities procurement, employee benefits, data processing, telecommunications, payroll processing and administration, income tax payments, and others. Also, certain of the Company’s employees perform services for other Citigroup entities for which the Company receives compensation in accordance with the terms of intercompany agreements. These fees are based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties. The Company was charged $21.7 million, $18.6 million and $18.2 million for services received pursuant to these intercompany agreements and received revenue of $6.7 million, $8.5 million and $9.7 million in 2005, 2004 and 2003, respectively, for services performed with respect to intercompany agreements. The decline in the servicing revenue received in 2005 primarily resulted from a decrease in CitiAssist Loan fees from CBNA. For an analysis of intercompany expenses, see Note 9 to the consolidated financial statements.

Regulatory Impacts

Over the past decade, certain amendments to the Act governing the FFEL Program have reduced interest spread earned by holders of FFEL Program guaranteed student loans as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid.  In addition, amendments to the Act authorized a competitor program, the Federal Direct Student Loan Program (Direct Lending), in which private lenders, such as the Company, are not eligible to participate.

On February 8, 2006, the Deficit Reduction Act, L. 109-171, was signed into law by President Bush. This marked Congress’ completion of the federal fiscal year 2006 budget reconciliation process.  Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify provisions of the Higher Education Act.

The Deficit Reduction Act will result in a reduction in the Company’s previously expected 2006 income before taxes by a net aggregate projected amount of approximately $8.0 million, consisting of: (1) an impairment loss of approximately $3.3 million resulting from a change in the net credit loss assumption for the Company’s securitization residual interests, and (2) an additional risk-sharing cost of approximately $6.9 million for default claims submitted after June 30, 2006, partially offset by (3) additional revenue of approximately $2.2 million related to special allowance payments that the Company expects to earn between April 2006 and June 2006.  These projections are based on estimates of future events.  Actual results could differ from these estimates.

Key student loan provisions of the Deficit Reduction Act are as follows:

•	Stafford Loans, which previously had a variable interest rate, will have a fixed interest rate of 6.8% for loans originated on or after July 1, 2006.
•
Stafford Loan limits, which previously were $2,625 for freshmen and $4,500 for sophomores, will increase to $3,500 for freshmen and $4,500 for sophomores, effective July 1, 2007, with aggregate Stafford loan limits remaining unchanged. Stafford Loan limits for third and fourth year undergraduate students will remain at $5,500. Unsubsidized Stafford Loan limits which previously were $10,000 for graduate and professional students, will increase to $12,000 per year, with aggregate limits remaining unchanged.

•	PLUS Loans, which previously had a variable interest rate, will have an interest rate fixed at 8.5% for loans originated on or after July 1, 2006.
•	On July 1, 2006, the PLUS Loan program will be opened to qualified graduate and professional students.
•
The 3% borrower origination fees required to be paid on Stafford Loans will be phased out over a five-year period starting July 1, 2006, but an additional 1% mandatory guaranty fee payable by borrowers will be imposed on Stafford and PLUS Loans starting on that date.

•
Rebate to the Department of almost all floor income by FFEL Program lenders is required, effective April 1, 2006, for loans for which the first disbursement of principal is made on or after April 1, 2006.

•	FFEL Program lender insurance is reduced from 98% to 97% for default claims on loans for which the first disbursement of principal is made on or after July 1, 2006.
•
Exceptional Performer (EP) designation rules are retained, with a 1% reduction in amounts reimbursed on EP default claims submitted on or after July 1, 2006, resulting in reimbursement of 99% of the claimed amount.

•
A new moratorium has been created for the school-as-lender program as of April 1, 2006, with the addition of new requirements for schools participating in the school-as-lender program prior to April 1, 2006.

•	In-school loan consolidation and spousal loan consolidation are being repealed after June 30, 2006.

Higher education issues not resolved following enactment of the Deficit Reduction Act and completion of the federal fiscal year 2006 budget reconciliation process will be addressed as part of reauthorization of the Higher Education Act, which is currently scheduled to be reauthorized by March 31, 2006.  The House Reauthorization Bill H.R. 609, also referred to as the College Access and Opportunity Act of 2005, was reported by the House Committee on Education and the Workforce on September 22, 2005.  In the Senate, the Committee on Health, Education, Labor and Pensions last reported its Reauthorization Bill S. 1614, the Higher Education Amendments 2005, on November 17, 2005.  Upon enactment of a Reauthorization Bill by Congress, further modifications to the Higher Education Act affecting student loan lending may result.

The Company continues to search for ways to diversify its revenue sources. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

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

Credit risk is mitigated by the federal guarantees maintained on the Company’s FFEL Program student loan portfolio and by credit loss insurance carried on a significant portion of its alternative loan portfolio. For periods prior to January 1, 2004, the guarantor generally paid the Company 98% of the sum of the unpaid principal and accrued interest for FFEL Program default claims filed, provided the loans had been properly originated and serviced. The 2% amount not reimbursed was charged off to allowance for loan losses. Effective in 2004, the Company and several of its third party servicers were designated as Exceptional Performers by the Department in recognition of their exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement for loans serviced by the Company and these third party Exceptional Performer servicers. Under current Department rules, Exceptional Performer benefits are available as long as the Company and these servicers continue to meet eligibility standards. In addition, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, student loan guarantors and third party loan insurers to monitor portfolio quality and processing compliance. The Company is also subject to annual Department-mandated independent compliance reviews of its FFEL Program student loan portfolio.

CitiAssist Loans do not carry the federal government guarantee. Most CitiAssist Loans are insured by one of the following insurance companies: Guaranty National Insurance Company (GNIC), Royal Indemnity Company (RIC), or United Guaranty (UG). UG is a subsidiary of American International Group. GNIC and RIC are subsidiaries of Royal & SunAlliance Insurance Group PLC. The GNIC and RIC insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under UG’s program, which insures most new CitiAssist Loan originations, defaults generally subject the Company to risk-sharing losses of between 10% and 20%. In the fourth quarter of 2005, the Company signed a new contract with UG that provided for insurance coverage on new CitiAssist Loans originated during 2006. The Standard and Poors credit ratings for GNIC, RIC and UG were BB+, BB+ and AAA, respectively, at December 31, 2005. Certain CitiAssist Loans are not insured against loss, but a majority of these have been originated under risk-sharing arrangements with key schools. The Company is exposed to losses of up to 100% on loans that do not carry insurance or maintain contracts with schools for risk-sharing arrangements.

Most operating risks are those risks arising from servicing defects in the Company’s FFEL Program loan portfolio that could potentially result in losses. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks by conducting compliance and process reviews of both the Company’s internal operations and external loan servicers and through contractual remedies for losses incurred due to servicing errors.

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

Market Risk

The Company’s primary market risk exposure results from fluctuations in the rates between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company’s overall risk management strategy includes utilizing interest rate swap agreements to manage its exposure to interest rate variability between the rates paid on its borrowings and received on its loan assets.

During 2005, the Company participated in certain short-term interest rate swaps with CBNA, an investment-grade counterparty, that were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS 133. These short-term swaps, which had a notional amount of $7.0 billion, matured on December 30, 2005. These swaps incurred $3.0 million of interest expense during 2005.

In 2004, the Company participated in interest rate swap agreements with CBNA that were designated as cash flow hedges. These swap agreements were effective in offsetting the changes in cash flow hedges for the risk being hedged and qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133 for cash flow hedges, changes in the fair values of the swaps were recorded net of taxes in the accumulated other changes in equity from non-owner sources component of stockholders’ equity. The swap agreements had notional amounts totaling $1.1 billion at December 31, 2004. These swaps, which matured on January 4, 2005, had no material value at December 31, 2004.

In December 2005, the Company entered into several sold option agreements with CBNA. These option agreements, which had a fair value totaling $6.1 million and a notional amount of $2.0 billion, did not qualify for hedge accounting treatment under SFAS 133. These interest rate options were entered into in order to economically hedge the floor income component of the residual interests in the securitized assets. The value of the options is recorded in other liabilities on the consolidated balance sheet. Changes in the fair value of the options are recorded in fee and other income. No material changes to the fair value of the options occurred during 2005.

Approximately $7.0 billion of the Company’s outstanding short- and long-term debt include various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in SFAS 133 and, therefore, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

From time to time, the Company is able to take advantage of prevailing interest rate conditions by entering into forward funding commitments with interest rates that are fixed at the loan commitment date at the implied current forward rates of the future funding date. The Company had no forward funding commitments at December 31, 2005. At December 31, 2004, in order to take advantage of prevailing interest rate conditions, the Company entered into forward funding commitments with CBNA totaling $1.3 billion. These forward funding commitments were drawn upon in January 2005 and matured by January 2006.

Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to determine the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the discounted pre-tax earnings impact over a preset time span of a specified parallel upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management’s responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by 35 and 100 basis point changes in the yield curve. A 35 basis point change in the yield curve represents approximately a two standard deviation change. The one hundred basis point analysis is provided for comparative purposes.

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of December 31, 2005, a 35 basis point increase in the interest yield curve would have a potential positive impact on the Company’s pre-tax earnings of approximately $0.9 million for the next twelve months and a potential negative impact of approximately $30.6 million thereafter. A 35 basis point decrease in the interest yield curve as of December 31, 2005 would have a potential positive impact on the Company’s pretax earnings of approximately $15.0 million for the next twelve months and approximately $67.4 million thereafter. The change in the December 31, 2005 Earnings-at-Risk, compared to that at December 31, 2004, was due to the change in the interest rate environment and its impact on floor income.

Earnings-At-Risk (on pre-tax earnings)

		December 31, 2005			December 31, 2004
	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total
(Dollars in millions)
Thirty five basis point increase	$ 0.9	$ (30.6)	$ (29.7)	$(18.7)	$ (80.3)	$ (99.0)
Thirty five basis point decrease	15.0	67.4	82.4	17.0	80.3	97.3
One hundred basis point increase	4.8	(81.9)	(77.1)	(54.1)	(227.1)	(281.2)
One hundred basis point decrease	54.3	225.1	279.4	47.5	227.2	274.7

In addition, the Company has significantly greater exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes action in response to interest rate movements against the existing structure.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations at December 31, 2005. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company’s obligations without regard to such termination clauses (unless actual notice of the Company’s intention to terminate the agreement has been communicated to the counterparty).

The Company’s primary contractual cash obligations are indicated in the chart below:

(Dollars in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Contractual purchase obligations	$ 6,302	$ 5,791	$ 453	$ 58	$ ----	$ ----	$ ----
Contractual long-term borrowings (1)	16,700,000	3,500,000	4,000,000	6,200,000	----	2,000,000	1,000,000
Operating lease commitments (2)	13,123	1,736	1,650	1,690	1,656	1,510	4,881
Payable to principal stockholder (3)	2,711	597	537	492	432	132	521
Loan purchase commitments (4)	802,661	802,661	----	----	----	----	----
Loan disbursement commitments	1,088,237	1,088,237	----	----	----	----	----

(1) Amounts include the $3.5 billion short-term portion of the long-term borrowings.  For additional information about long-term debt, see Note 5 to the consolidated financial statements.
(2) For additional information about lease commitments, see Note 16 to the consolidated financial statements.
(3) For additional information about the payable to principal stockholder, see Note 9 to the consolidated financial statements.
(4) The Company generally makes purchases of loans from related or third parties within one year of first disbursement or according to other contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates, the timing of which cannot be accurately predicted.

At December 31, 2005, the funding of variable rate FFEL Program loans in the amount of $1,088.2 million had been committed, but not disbursed. In addition, the Company has forward loan purchase agreements with investment grade counterparties, including CBNA, that obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. At December 31, 2005, the Company had $802.7 million of loans that it had committed to purchase.

The Company’s primary funding needs are those required to finance its loan portfolio and meet its cash requirements for new loan originations and operating expenses. The Company’s cash expenditures for equipment and computer software primarily include software developed for internal use, which provides functionality enhancements to its integrated loan management systems. Cash expenditures for equipment and computer software amounted to $12.1 million, $23.5 million and $24.7 million in 2005, 2004 and 2003, respectively. Other than software developed for internal use, the Company had no material capital expenditures in 2005, 2004 and 2003. The Company expects the level of capital expenditures for the next twelve months to be generally comparable to 2005 levels. Cash sources are sufficient to complete existing and future capital projects.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through a combination of additional borrowings and loan securitizations. The borrowings will be made through the Company’s Omnibus Credit Agreement described in Sources and Uses of Cash below. Management currently considers liquidity and capital to be sufficient to meet the Company’s anticipated requirements for the next twelve months.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, and the federal government for subsidized interest and SAP for the year ended December 31, 2005 were sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company’s primary funding source is the Omnibus Credit Agreement with CBNA. The agreement, which expires December 2009, has a maximum aggregate credit limit available for combined short- and long-term borrowings of $30 billion at December 31, 2005. The agreement contains no material financial covenants or restrictions. This agreement does not restrict the Company’s right to make additional borrowings from other sources. At December 31, 2005, the amount of credit available for additional short- and long-term borrowings was $6.0 billion.

The Company carefully weighs interest rate risk in choosing between funding alternatives. It currently primarily meets its funding requirements through credit facilities provided by CBNA. In addition, the Company is successfully using alternative sources of financing, such as securitization.

In 2005, the Company securitized approximately $4.2 billion of FFEL Program Consolidation Loans. The Company used the securitization proceeds to reduce its outstanding borrowings. The Company may enter into new securitization transactions in 2006 and, if completed, would use the proceeds for debt reduction. See Note 15 to the consolidated financial statements for additional information about the Company’s securitization activities.

The Company could also raise capital through the sale of portions of its student loan portfolio to participants in the secondary loan market, since available liquid markets exist. At December 31, 2005, the Company was under commitment to sell $147.7 million of loans upon final disbursement. The Company’s net cash used for investing activities, which consists primarily of loan disbursement and purchase activity, amounted to $319.3 million in 2005, $1,774.1 million in 2004, and $1,268.9 million in 2003. In 2005, investing activities were financed primarily through loan securitization, whereas previously financing of investing activities was enabled primarily through new short- and long-term borrowings under the Omnibus Credit Agreement with CBNA. For 2005 and 2004, new borrowings under the Omnibus Credit Agreement, net of repayments, increased $195.1 million and $1,462.9 million, respectively, compared to borrowings outstanding a year ago from those dates.

Other Business and Industry Information

Student Loans

The Company’s student loan portfolio is composed of both FFEL Program loans and loans originated through alternative programs, such as CitiAssist. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. Federal PLUS Loans are made to parents of students who are dependents. The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single aggregate guaranteed loan. A borrower may request the Company to consolidate government-guaranteed loans held by other student loan originators and holders. Therefore, prior to consolidation those student loans not already in the Company’s portfolio are purchased at face value from the other lenders. The repayment periods on Federal Consolidation Loans are extended to periods of up to 30 years, depending on the loan balance. In addition, the Company’s portfolio includes Federal Supplemental Loans for Students (SLS Loans) disbursed prior to July 1994, when new loan disbursements through this program were discontinued. Federal SLS Loans include loans to graduate, professional and independent undergraduate students, and, under certain circumstances, dependent undergraduate students. The SLS Program is closed to new disbursements. It was replaced with an expanded unsubsidized Federal Stafford Loan program. The Company also owns a portfolio of Health Education Assistance Loans (HEAL Loans), composed of guaranteed student loans for borrowers in designated health professions under a federally insured loan program administered by the U.S. Department of Health and Human Services. Although no new loans are being originated under this program, the Company has pursued acquisition of HEAL Loans from other holders. See Note 2 to the consolidated financial statements for a presentation of the loan portfolio by product type.

The Department administers the FFEL Program under Title IV of the Act. In order to comply with the provisions of the Act, all of the Company’s FFEL Program loans are held, and all new FFEL Program loans are originated by the Company through a trust established solely for the benefit of the Company. An institution, such as the Company, that does not fall within the Act’s definition of “eligible lender” may hold and originate FFEL Program loans only through a trust or similar arrangement with an eligible lender. The Company’s trust agreement is with CBNA, a national banking association and an eligible lender under the provisions of the Act.

The Company’s alternative loan programs, such as CitiAssist, are available to students who either do not qualify for government student loan programs or need additional educational financing beyond that available through government programs. Alternative loans are offered based on the borrower’s or co-signer’s creditworthiness in addition to financial need as determined by the educational institution. Most of these loans are insured by private insurers at origination.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans, Federal Consolidation Loans and HEAL Loans. A portion of the Company’s Federal Consolidation Loans are generated through third party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through school lender lists and other primary channels.

Origination of FFEL Program Loans

The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 22) and repeat borrowers.

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

For Stafford Loans originated by the Company, the student and school complete a Master Promissory Note and send it either to the Company or directly to the guarantor. For PLUS Loans originated by the Company, the school and parent complete a Master Promissory Note and send it either to the Company or directly to the guarantor. In addition to the paper application process, loan applications can be either completed online at www.studentloan.com or through the guarantor’s website. Both the guarantor and the Company must approve the loan request. Upon guarantor approval, the guarantor sends a notice of guarantee to the Company. After receiving the notice of guarantee, the Company makes the loan disbursement directly to the school as directed by the school, and sends a disclosure statement to the borrower confirming the terms of the loan.

The Company also originates loans through certain guarantors under “blanket guarantee” agreements, which authorize the Company to disburse funds without having to obtain the guarantor’s approval on each individual loan application prior to disbursing the funds.

Origination of CitiAssist Loans

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder, and are serviced by the Company or a related party servicer. In accordance with the provisions of an intercompany agreement, originations and servicing fees are charged to CBNA for underwriting, disbursing and servicing CitiAssist Loans for CBNA. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value, plus contractual fees, which approximate fair value.

The CitiAssist Loan program is designed to assist undergraduate, graduate, health professions students, and others, by providing education financing that is intended to supplement any financial aid that may be available under the FFEL Program. In addition, to assist medical students, loan products such as the CitiAssist Health Professions Loan and the CitiAssist Health Professions Residency Loan are available. The CitiAssist K-12 Loan program was designed to assist parents in financing their children’s private primary or secondary school education. The CitiAssist Bar Study Loan is offered as a means to assist students in financing both their final year of law school and a post graduation period.

CitiAssist Loans are installment loans that are credit based and subject to state laws and federal consumer banking regulations. Most loans are insured by private insurers and are not reinsured by the federal government.

Students, and co-signers, if applicable, complete and submit CitiAssist Loan applications either online at www.studentloan.com or by mail. In addition to general eligibility criteria, a certification of enrollment from the school is required and a co-signer may also be necessary. After initial credit approval by the Company, most loans are forwarded to a private third party insurer for approval. This third party entity insures the Company against loss in cases of borrower loan default, bankruptcy or death. These insured loans are subject to risk-sharing losses of between 5% and 20% of the default claim amount, depending on the insurer and the type of loan. Some CitiAssist Loans are not insured against loss. However, a majority of the uninsured CitiAssist Loans are supported by risk-sharing agreements with key schools. The Company is at risk for the non-insured and non-risk-shared portions of the CitiAssist Loan portfolio. The Company makes the majority of the loan disbursements directly to the school and sends a disclosure statement to the borrower and co-signer confirming the terms of the loan.

Seasonality

Origination of student loans is generally subject to seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two disbursement periods of August through October and December through February account for approximately 75% of the Company’s total annual disbursements. While applications and disbursements are seasonal, the Company’s earnings are generally not tied to this cycle. Due to the Company’s portfolio size, new disbursements or run-off for any given month will not materially change the net interest earnings of the portfolio.

Marketing

The Company took a disciplined approach to marketing strategy in 2005. The Company is committed to the following marketing strategies: providing exceptional service to schools’ financial aid administrators (FAAs) and borrowers, offering competitive and innovate products to students and their families, expanding Direct to Consumer marketing initiatives, maximizing the opportunities presented by the e-channel, and recruiting and retaining a superior team of sales and marketing professionals.

The promotion of Federal Consolidation Loans was the cornerstone of the Company’s Direct to Consumer marketing activity in 2005. A Dear Colleague Letter issued in May 2005 supported the right of lenders to consolidate loans for students currently attending school. Dear Colleague Letters are issued by the U.S. Department of Education to the student loan industry to provide clarifications or additional guidance on existing Federal Regulations. This, coupled with the rising interest rate environment, resulted in increased media exposure and marketing activity surrounding loan consolidations. New legislation changes the interest rate structure for new loans originated after June 30, 2006. See further information on the recently enacted Deficit Reduction Act in Regulatory Impacts on page 14. Management expects that the industry will see aggressive marketing to promote Federal Consolidation Loans throughout the spring of 2006, but recognizes that Consolidation Loans may become less attractive to borrowers after June 30, 2006. The Company will continue to utilize direct mail, phone and eMarketing tactics to promote its Consolidation Loan offerings.

The FAAs play an integral role in the student’s selection of a lender as FAAs are a key influencer in the lender selection process. Most universities have developed preferred lender lists to streamline the financial aid process and ensure quality financial aid solutions for their students. Many FAAs also take advantage of the Company’s collegelenderlist.com to manage and deliver their preferred lender lists. This tool provides an FAA or borrower with a single snapshot of each lender’s product offerings, pricing and borrower benefits. Through the Company’s proprietary website FAAOnline.com, FAAs are able to electronically process and track their students’ loan applications, certify loans, and monitor approvals and disbursements. Dedicated Account Managers and a Priority Services telephone team support the financial aid professionals by assisting with loan processing, issue resolution, seminar support and professional development training. The Company also assists the schools by developing and printing customized, co-branded brochures and collateral.

Students and parents have increased their usage of the online channel. Market research indicates that the internet is a primary source of information when beginning the financial aid process. The Company continues to enhance the functionality and content of its studentloan.com site. Updated graphic treatments were introduced in early 2005. Diagnostic tools and calculators were also enhanced. New subsites dedicated to the Health and Law segments have been well received by colleges and students. The Company plans to develop additional Spanish language content for the prestamosestudiantiles.com site in 2006. When borrowers enter the Manage Your Account feature of studentloan.com, they are provided with the ability to check balances, select payment options, make payments and view statements. Customer feedback and usability studies will continue to drive website enhancements.

The Company will continue to expand its eMarketing activity through the use of e-mail communications, banner advertising and search optimization. Through studentloan.com, borrowers are given the opportunity to apply for Stafford, PLUS, CitiAssist, and Consolidation Loans online. The paperless option also offers online signature and improved processing times, while limiting application errors.

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. In addition, the Company’s borrowers also include international students that attend school in the United States. Approximately one-third of the Company’s loan portfolio is composed of loans made to or on behalf of students who reside in New York and California. The proportion of borrowers who reside in New York and California has decreased in recent years as the geographic dispersion of the Company’s borrowers has increased. Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 29.

Competition

The Company competes with thousands of eligible lenders in the student loan industry. With almost 50 years of experience, the Company is one of the nation’s largest originators of FFEL Program loans with a market share of approximately 8%. The Company continues to maintain its Exceptional Performer status for the loans that it services. The Company’s alternative loan products constitute 12% of the student loan market. The Company has been committed to providing lifelong servicing for the loans it directly originates through school channels. This simplifies the repayment process and provides the Company with a competitive advantage over other lenders. The Company generates additional fee income by providing servicing for other FFEL Program Lenders using technology introduced in 2004.

Sallie Mae continues to be the largest holder of FFEL Program loans. The Company also competes with Sallie Mae on wholesale loan portfolio purchases. Other key competitors include Chase, Bank of America, Wells Fargo, Educaid and Nelnet.

The Federal Direct Lending Program, which provides loans directly to students and parents, has reduced the overall volume of loans available for origination through the FFEL Program. However, the Federal Direct Program has had a reduced presence in the student loan industry in recent years.

FFEL Program Guarantors and Third Party Insurers

The Company is insured on its portfolio of FFEL Program loans as to principal and interest in the case of a borrower’s default, death, disability, bankruptcy, closed school, false certification or unpaid school refund. The coverage is provided by certain state or non-profit guarantors, which are reinsured by the federal government. The Act provides that guarantors have contractual rights against the federal government to receive reinsurance in accordance with its provisions.

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

The Company purchases “life of loan” insurance on the majority of its holdings of alternative student loans, providing loss protection in the case of borrower default, death or bankruptcy. Most of the Company’s CitiAssist Loan portfolio is insured by one of the following insurance companies: Guaranty National Insurance Company (GNIC), Royal Indemnity Company (RIC), or United Guaranty (UG). CitiAssist Loans are generally subject to risk-sharing losses of between 5% and 20% of the claimed amount. To date, substantially all eligible alternative loan claims have been paid.

See Note 2 to the consolidated financial statements for further information on FFEL Program guarantors and third-party insurers and the portions of the portfolio insured by each.

FFEL Program Collections and Claims

Certain requirements, as described above, have to be met in order to maintain the government guarantee coverage on FFEL Program loans. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company’s collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after initial delinquency occurs and makes prescribed collection efforts through mailings, telephone contact and skip tracing, as required.

At prescribed times as required by regulation, the Company requests collection assistance from the relevant guarantor before submitting a claim. These requests serve to notify the guarantor of seriously delinquent accounts before a claim is submitted and allows the guarantor an opportunity to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collections department or servicer resumes working the account for payment and/or institutes a process to reinstate the guarantee.

FFEL Program loans that are 270 days past due are considered to be in default. Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur.

In addition to due diligence collection violations, a claim may be rejected by a guarantor under certain other circumstances, including, for example, if a claim is not timely filed, adequate documentation is not maintained or the loan is improperly serviced. Once a loan ceases to be guaranteed, it is ineligible to earn government subsidized interest and special allowance benefits.

Rejected claims may be “cured”, involving reinstatement of the guarantee, and may receive reinstated interest and special allowance benefits when the lender performs certain collections activities in cases involving timely claim filing violations or by obtaining a payment or a new signed repayment agreement from the borrower in the case of certain collection due diligence violations. In 2005 and 2004, the Company was able to cure approximately 62% and 63%, respectively, of all rejected FFEL Program claims. For rejected claims, the Company allows a full four months for the collections department or servicers to attempt to effect cures before the loans are written off against the allowance for loan losses.

The rate of defaults for FFEL Program student loans, especially among students at vocational schools, tends to be higher than default rates for other types of loans. In an effort to reduce the default rates, revised school eligibility requirements, which include default rate limits, have been implemented by the Department. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it provides FFEL Program loans only to students attending institutions that meet the Act’s default limits.

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with Department and guarantor regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize a loan guarantee or lender eligibility. An affiliate of the Company, Citibank USA, National Association, services most of the Company’s internally serviced student loan portfolio. The remainder of the loan portfolio is serviced by third party servicers. Citibank USA, National Association also conducts regular ongoing compliance reviews at its facility.

In addition, the Company has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. Also, the Company’s Business Risk and Review staff monitors quality assurance throughout the business. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence and disbursement processes, including work performed to ensure adherence to regulatory requirements. Also, individual departments perform self-reviews on a risk-based frequency. These reviews are done to ensure compliance with the federal, guarantor and corporate policies/procedures, as well as to identify areas needing process or control improvements.

Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties, if lenders violate program regulations. The Department regularly conducts audits of the Company’s student loan servicing activities. Guarantors conduct similar audits on a biennial basis. During 2005, the Company was audited by three guarantors and two third-party insurers. In addition, an independent compliance review of the Company’s FFEL Program student loan portfolio, as required by the Department, was conducted. None of the audits conducted during 2005 disclosed any material audit exceptions.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence. Both the Department and the guarantors have established stringent servicing requirements that each eligible lender must meet. In addition, the Department and the guarantors have developed audit criteria that each lender must pass in order to receive guarantee benefits.

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

Employees

At December 31, 2005 and 2004, the Company had 551 and 526 employees, respectively, none of whom was covered by a collective bargaining agreement. The growth in the number of employees was primarily due to technology and other middle office requirements.

Properties

The Company maintains its headquarters in Stamford, Connecticut, in facilities of approximately 8,500 square feet. The Company also has a facility located in Pittsford, New York, containing approximately 66,000 square feet. The Pittsford, New York facility is maintained under an agreement that expires in December 2013. The Stamford, Connecticut facility is leased on a month-to-month basis. The Company believes that its facilities are generally adequate to meet its ongoing business needs.

Legal Proceedings

In the ordinary course of business, the Company is a defendant, co-defendant or party to various litigation and regulatory matters incidental to and typical of the business in which it is engaged. In the opinion of the Company’s management, the ultimate resolution of these matters would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 29.

Risk Factors

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 29.

In addition, the following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected results. However, the discussion below is not exhaustive, and other factors, such as natural disasters, acts of terrorism, and epidemic, can have a material adverse impact on the Company’s results.

Economic conditions

The Company’s profitability could be affected by general economic conditions as well as regional trends, especially given the Company’s historic concentration of student loan originations in New York and California. Factors that could significantly affect the demand for and net margins on student loans, as well as the cost to the Company of funding such loans, include the level and volatility of interest rates and inflation. Rising interest rates could reduce demand for student loans, as some prospective borrowers could defer attendance at certain eligible educational institutions, pursue programs at less costly institutions, and thus borrow less, or otherwise determine that the cost of borrowing for higher education is too great. During periods of economic weakness, particularly in the case of high unemployment or high inflation, the cost of higher education may increase materially. As a result, some prospective borrowers may defer pursuing higher education until economic conditions improve. Also, the ability of some borrowers to repay their loans may deteriorate, resulting in higher delinquencies and losses.

Any of these conditions may be more prevalent in those particular regions of the United States that have been affected by natural disasters or regional economic downturns. If the regions affected were those in which a large segment of the Company’s loans had historically been originated or its borrowers reside, a disproportionate reduction in new loan originations could occur, accompanied by higher delinquencies and losses.

Market, credit and liquidity risk

The Company’s revenue is dependent upon the extent to which management can successfully manage market, credit and liquidity risks.

The Company’s credit risk exposure depends largely on certain risk-sharing arrangements made with loan guarantors, in the form of government guarantees, third party insurers, and certain educational institutions’ risk-sharing agreements. The Company actively monitors the creditworthiness of these parties, but in the event that a guarantor or risk-sharer is unable to meet its contractual obligations under such arrangements, the Company’s financial condition could be adversely affected. Similarly, the loss of the Exceptional Performer designation by the Company or any of its loan servicers could adversely affect the Company’s results.

The Company’s successful management of market risk is dependent upon its ability to identify properly and respond promptly to changes in interest rate conditions. The majority of the Company’s earnings is generated from the spread between the Company’s interest earning assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and its funding costs (based on LIBOR). Therefore, basis risk could have an effect on the Company's results of operations.

The Company uses interest rate swap agreements to manage interest rate risk. The Company’s interest rate swaps do not qualify for hedge accounting under SFAS 133, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings, while the change in fair value of the hedged asset is not included in earnings. Shifts in the forward yield curve could significantly impact the valuation of the Company's swaps and, accordingly, impact the Company’s financial position and results of operations.

The Company's interest rate risk management activities could expose the Company to losses if interest rates move in a manner materially different than management's expectations. The Company’s economic hedging activities may not effectively manage its interest rate sensitivity or have the desired impact on its results of operations or financial condition.

The Company has relied upon asset-backed securitizations as a significant funding source. The net cash flow the Company receives from the securitized student loan assets generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the noteholders, after deducting servicing costs and any other expenses. The Company's rights to the cash flows from securitized student loans are subordinate to the noteholders’ interests. Cash flows from the securitized loans may fail to generate the projected cash flows in excess of amounts due to the noteholders. The Company has recently funded an increased proportion of its operations through the securitization of student loans. To the extent that the market for student loan securitizations becomes less liquid in the future, the Company’s funding costs could be adversely affected.

The Company’s earnings will be dependent upon the accuracy of its critical accounting estimates, particularly those relating to revenue recognition, loan securitizations and loan losses. If future behavior deviates from management’s assumptions, future adverse adjustments of certain balance sheet and/or income statement line items could result.

In the past, the Company had received significant amounts of floor income, which may be reduced as a result of increases in interest rates or changes in applicable laws.

Changes in fixed interest rates could provide an incentive for borrowers to consolidate their student loans, increasing the principal prepayment rates on the Company’s student loan portfolio with the effect of reducing the weighted average interest rate paid on the portfolio.

Future volume of student loans

The Company originates loans to borrowers in all 50 states. Volumes of the Company’s loan originations are greater at some schools than others, primarily dependent on whether or not the Company appears on the school’s preferred lender list, as well as the number of students at that school that need financial aid. The Company's ability to remain on a school’s preferred lender list is subject to a variety of risks, including each school’s ability to remove the Company from its preferred lender list or to add competing lenders to its preferred lender list, each school’s option to choose the Direct Lending Program, instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself. The Company may acquire student loans through forward purchase commitments with schools and universities, but each of these commitments has a termination date. There can be no assurance that these schools will renew or extend these forward purchase commitments on terms that are favorable to the Company, or at all.

Competition

The Company competes with thousands of student loan originators, including Sallie Mae, which originates several times more FFEL Program Loans than does the Company. The Company also competes with the Federal Direct Lending Program, in which the Company is not eligible to participate. The Company’s ability to increase its loan originations is largely dependent upon its ability to offer competitively priced, desirable loan products as well as its ability to communicate effectively about these products with prospective borrowers. The Company plans to continue to offer competitively priced products by managing its expenses through economies of scale, which reduce its origination and servicing costs, and securitization activities, which allow the Company to fund its operations at a lower cost. The Company also plans to expand its electronic communications with prospective borrowers and those that affect their decision making. An inability to achieve these goals could adversely affect the Company’s competitive position in the marketplace and its ability to increase the volume of its loan originations.

Operational risk

The Company is exposed to many types of operational risk, including the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputational and franchise risks associated with the Company’s business practices or market conduct. It also includes the risk of failing to comply with applicable laws, regulations, regulatory administrative actions or the Company’s internal policies. Given the high volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages), which may give rise to losses in service to borrowers and/or monetary loss to the Company. All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its borrowers.

U.S. fiscal policies

The Company’s businesses and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This may affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including securitization residuals and assets held for sale by the Company. In addition, such changes in fiscal policy may affect the credit quality of the Company’s borrowers.

Reputational and legal risk

Various issues may give rise to reputational risk and cause harm to the Company and its business prospects. These issues include appropriately dealing with legal and regulatory requirements; ethical issues; privacy laws; and information security policies. Failure to address these issues appropriately could give rise to additional legal risk to the Company.

Regulatory considerations

As a leading originator and owner of student loans insured under the Act, the Company’s financial results and business are largely affected by the provisions of the Act. Amendments to the Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways. In recent years, many changes to the Act have been implemented, for example, that adversely affect the operating environment of the Company and its financial results. Certain amendments to the Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, specifically with respect to the Company's non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action law suits.

The Company cannot plan for or mitigate the effects of any or all such legislative or regulatory changes. The Deficit Reduction Act, which modifies certain provisions of the Act, was signed by President Bush in February 2006. The Deficit Reduction Act imposes a 1% risk-sharing deductible on default claims paid on loans serviced by Exceptional Performers, such as the Company.  This risk-sharing provision will result in increases to the Company's allowance for loan losses and decrease the fair value of its residual interests in the securitized loans.  Other provisions of the Deficit Reduction Act may also adversely affect the Company’s operating results and could reduce its previously expected earnings for 2006. For further information on the impact of the Deficit Reduction Act, see Regulatory Impacts on page 14.  In addition, future regulatory changes cannot be predicted and could have a material impact on the Company's financial condition and results of operations.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to the Deficit Reduction Act, re-authorization of the Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of loan subsidies and floor income, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; the volume of loan consolidations; the Company’s and other servicers’ ability to maintain their Exceptional Performer loan servicing status and the level of benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loans; as well as general economic conditions, including the performance of financial markets.

GLOSSARY

Listed below are definitions of key terms that are used throughout this Annual Report and Form 10-K.

Act—The Act, as referred to in the 2005 Annual Report and Form 10-K, is the Higher Education Act of 1965, as amended.

CitiAssist Loans— CitiAssist Loans are loans that are originated through an alternative private loan program and do not carry federal government guarantees. These loans are the Company’s own proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including any resources available through the FFEL Program. In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by Citibank, N.A. (CBNA) through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value, plus contractual fees.

Deficit Reduction Act and Reauthorization of the Act—On February 8, 2006, the Deficit Reduction Act, Pub. L. 109-171, a budget reconciliation act that modifies certain student loan provisions of the Higher Education Act, was signed into law by President Bush. For information on the impact of the Deficit Reduction Act, see Regulatory Impacts on page 14. Reauthorization of the Act, which most likely will result in further amendments to the Act, is currently scheduled to occur on or before March 31, 2006.

Department—The Department, as referred to in the 2005 Annual Report and Form 10-K, is the U.S. Department of Education.

Exceptional Performer (EP) Designation— The Exceptional Performer designation is granted to those FFEL Program loan servicers that meet the performance standards established by the Department. The Company and several of its servicers obtained Exceptional Performer status effective in 2004. Under current Department rules, as long as Exceptional Performer eligibility is maintained the Company receives 100% reimbursement on all eligible FFEL Program default claims that are submitted for reimbursement by the Company or its eligible third party servicers. Under the Deficit Reduction Act that was enacted into law in February 2006, the reimbursement rate on defaulted loans submitted for reimbursement after June 30, 2006 is 99%, instead of 100%.

Federal Consolidation Loans—Federal Consolidation Loans are loans that allow eligible borrowers to combine multiple federally guaranteed loans, including those of both the FFEL and Federal Direct Student Loan Programs, into one single aggregate guaranteed loan. A borrower may request the inclusion of government-guaranteed loans held by other student loan lenders. When that occurs, the underlying loans chosen for consolidation that are not already in the Company’s portfolio are purchased at face value from the other lenders. The repayment rate on a Federal Consolidation Loan is a fixed rate that represents the weighted average interest rate of the loans retired. The maximum term of a Federal Consolidation Loan is 30 years.

FFEL Program—The FFEL Program is the Federal Family Education Loan Program, administered by the Department of Education.

FFEL Program Subsidized and Unsubsidized Stafford and PLUS Loans— Subsidized and unsubsidized federal Stafford and PLUS Loans are those loans that are guaranteed against loss under the FFEL Program in the event of borrower default, death, disability, bankruptcy or closed school. Subsidized Federal Stafford Loans are those loans generally made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit. Federal PLUS Loans are made to parents of students who are dependents.

Floor Income— The Company determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Floor income, which is a component of net interest income, is defined as the difference between the income earned at the borrower payment rate (which is generally reset each July 1st) less the Department-stipulated asset spread and the funding cost of the asset. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).

Managed Student Loan Assets—Managed Student loan assets represent the portfolio of student loans owned by the Company and reported on its balance sheet, as well as those loans that were securitized off balance sheet and are maintained in the securitization trusts.

Qualifying Special Purpose Entities (QSPE)—A qualifying special purpose entity is a trust or other entity that meets the QSPE qualifications of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. FAS 140 places significant restrictions on the permitted activities of a QSPE, such as its investors must have the right to sell their ownership interests in the entity and the seller must not continue to control the assets transferred.

Private Education Loans—Private education loans primarily consist of CitiAssist Loans (as described above).

Residual Interests— Residual interests represent an entity’s right to receive cash flows from the loans it securitizes and sells to QSPEs that are in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the notes backed by the loans. Residual interests are recorded at fair value on the consolidated balance sheet.

Retained Interest—Retained interest is the term used to identify the securitization asset that is formed by the combination of residual interests and servicing assets.

Risk-Sharing—Under the FFEL Program, risk-sharing is the 2% loss on FFEL Program loans serviced by non-Exceptional Performers (EPs) that is incurred on default claims submitted to guarantors for reimbursement. If a loan defaults and a claim is submitted, the holder of the loan is not reimbursed for, and generally must absorb, 2% of the loan's principal and interest as a risk-sharing loss on the loan. FFEL Program loans serviced by an EP designated servicer are currently not subject to risk-sharing losses. Under the Deficit Reduction Act, default claims submitted by EP designated servicers on or after July 1, 2006 will be subject to 1% risk-sharing and loans serviced by non-EP designated servicers will be subject to 3% risk-sharing.

Servicing Assets— Servicing assets represent the value of the cash flows that result from contracts to service financial assets under which the estimated future revenues from the contractually specified servicing fees are expected to more than adequately compensate the servicer for the servicing work performed. The servicing asset is recognized only when it is contractually separated from the underlying assets by the sale or securitization of the asset with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated net servicing income.

Special Allowance Payment (SAP)— Special allowance payments are those interest payments made by the federal government when the stated interest rate on the FFEL Program loans provides less than prescribed rates of return, as defined by the Act. When that occurs, the federal government makes a SAP, which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the origination date. Most FFEL Program loans qualify for the federal government’s special allowance payment (SAP).

CORPORATE GOVERNANCE AND CONTROLS

The Company has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of conduct. In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals and which supplements the companywide Code of Conduct.

Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Company's website at www.studentloan.com by clicking on the "Investors" page and then clicking on the "Board and Management" link. The Company's Corporate Governance Guidelines and the charter for both the Audit Committee and Compensation Committee are available free of charge on the website or by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, Stamford, CT 06901.

CONTROLS AND PROCEDURES

Disclosure

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company has established a Disclosure Committee which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures.

The Company's management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2005. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at that date, the Company's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with proper authorizations of management and directors of the Company; and

•
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. This report appears on page 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that The Student Loan Corporation and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Student Loan Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Student Loan Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Student Loan Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the accompanying consolidated balance sheet of The Student Loan Corporation and subsidiary (the Company) as of December 31, 2005 and 2004, and the related  consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2006

CONSOLIDATED FINANCIAL STATEMENTS
The Student Loan Corporation and Subsidiary
CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31
(Dollars in thousands, except per share amounts)	2005	2004	2003
Revenue Interest income (note 2) Interest expense to principal shareholder (notes 4, 5, 9 and 12)	$1,300,849 807,808	$939,187 378,191	$833,593 379,078
Net interest income Less: provision for loan losses (note 2)	493,041 (13,157)	560,996 (7,989)	454,515 (10,358)
Net interest income after provision for loan losses Gains on loans securitized (note 15) Gain on sale of loans (note 2) Fee and other income (note 7)	479,884 129,578 23,137 3,106	553,007 13,103 10,371 18,004	444,157 ---- 35 19,202
Total revenue, net	635,705	594,485	463,394
Operating Expenses Salaries and employee benefits (notes 9 and 10) Other expenses (notes 8 and 9)	47,717 101,238	37,232 95,030	28,282 85,688
Total operating expenses	148,955	132,262	113,970
Income before income taxes and extraordinary item Income taxes (note 11)	486,750 183,255	462,223 177,267	349,424 137,220
Income before extraordinary item Gain on extinguishment of trust, net of taxes of $3,448 for the year ended December 31, 2005 (note 15)	303,495 5,465	284,956 ----	212,204 ----
Net income	$308,960	$284,956	$212,204
Basic and diluted earnings per common share (note 14) Income before extraordinary item Extraordinary item	$ 15.18 0.27	$ 14.25 ----	$ 10.61 ----
Net income	$ 15.45	$ 14.25	$ 10.61

See accompanying notes to consolidated financial statements.

The Student Loan Corporation and Subsidiary
CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in thousands, except per share amounts)	2005	2004
Assets Federally insured student loans (note 2) Private education loans (note 2) Deferred origination and premium costs (note 2) Less: allowance for loan losses (note 2)	$17,508,605 4,812,443 706,736 (4,990)	$18,735,333 3,648,630 541,814 (5,046)
Student loans, net Other loans and lines of credit (note 2) Loans held for sale (note 2) Cash Other assets (note 3)	23,022,794 50,085 2,067,937 1,152 845,729	22,920,731 32,518 1,930,300 628 568,664
Total Assets	$25,987,697	$25,452,841
Liabilities and Stockholders’ Equity
Liabilities
Short-term borrowings payable to principal shareholder (note 4)
Long-term borrowings payable to principal shareholder (note 5)
Deferred income taxes (note 11)
Other liabilities (note 6)
	$10,781,100 13,200,000 289,843 354,909	$20,986,000 2,800,000 186,082 333,852
Total liabilities	24,625,852	24,305,934
Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized
10,000,000 shares; no shares issued or outstanding
Common stock, par value $0.01 per share; authorized
50,000,000 shares; 20,000,000 shares issued and
outstanding
Additional paid-in capital
Retained earnings
Accumulated other changes in equity from nonowner sources
	---- 200 139,383 1,222,262 ----	---- 200 139,176 999,702 7,829
Total stockholders’ equity	1,361,845	1,146,907
Total Liabilities and Stockholders’ Equity	$25,987,697	$25,452,841

See accompanying notes to consolidated financial statements.

The Student Loan Corporation and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years ended December 31
(Dollars in thousands, except per share amounts)	2005	2004	2003
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL Balance, beginning of period Capital contributions and other changes	$ 139,376 207	$ 136,134 3,242	$135,405 729
Balance, end of period	$ 139,583	$ 139,376	$136,134
RETAINED EARNINGS Balance, beginning of period Net income Common dividends declared, $4.32 per common share in 2005; $3.60 per common share in 2004; $3.08 per common share in 2003	$ 999,702 308,960 (86,400)	$ 786,746 284,956 (72,000)	$636,142 212,204 (61,600)
Balance, end of period	$1,222,262	$ 999,702	$786,746
ACCUMULATED OTHER CHANGES IN EQUITY FROM
NONOWNER SOURCES
Balance, beginning of period
Net change in cash flow hedges, net of taxes of $638 in 2004 and
$4,193 in 2003
Net change in unrealized gains on investment securities, net of taxes of $(5,017) in 2005, $(1,234) in 2004 and $5,907 in 2003
	$ 7,829 ---- (7,829)	$ 8,444 958 (1,573)	$ (6,511) 6,052 8,903
Balance, end of period	$ ----	$ 7,829	$ 8,444
TOTAL STOCKHOLDERS’ EQUITY	$1,361,845	$1,146,907	$931,324
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES Net income Changes in equity from nonowner sources, net of taxes	$ 308,960 (7,829)	$ 284,956 (615)	$212,204 14,955
Total changes in equity from nonowner sources	$ 301,131	$ 284,341	$227,159

See accompanying notes to consolidated financial statements.

The Student Loan Corporation and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31
(Dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software
Amortization of deferred loan origination and purchase costs
Amortization of servicing asset
Provision for loan losses
Deferred tax provision
Realized gains on loans securitized
Gain on extinguishment of the 2002 Trust
Realized gain on redemption of junior note
Gain on sale of loans
Gain on valuation of residual interests designated as trading
Disbursements of loans for resale
Secondary market and other loan procurement activity for resale
Impairment loss on servicing assets in securitized assets
Impairment loss on residual interests in securitized assets
(Increase)/decrease in accrued interest receivable
(Increase) in other assets
Increase/(decrease) in other liabilities
	$ 308,960 13,978 133,416 6,958 13,157 108,779 (129,578) (8,913) ---- (23,137) (6,599) (58,977) (47,527) 9,445 16,366 (141,061) (10,407) 26,303	$ 284,956 12,400 85,813 371 7,989 57,302 (13,103) ---- ---- (10,371) ---- (4,376) (39,473) ---- ---- (13,401) (2,169) 17,423	$ 212,204 5,044 107,383 ---- 10,358 13,220 ---- ---- (399) (35) ---- ---- (1,555,859) ---- ---- 22,858 (5,036) (12,316)
Net cash provided by (used in) operating activities	211,163	383,361	(1,202,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements of loans
Secondary market and other loan procurement activity for portfolio
Redemption of 2002 Trust beneficial interests, including expenses
Loan reductions
Deferral of loan origination costs and purchase premiums
Proceeds from loans sold
Proceeds from loans securitized
Proceeds from redemption of junior note
Cash received on residual interests in securitized assets
Capital expenditures on equipment and computer software
	(3,166,320) (7,412,673) (373,352) 6,019,237 (339,664) 697,617 4,261,833 ---- 6,050 (12,067)	(3,052,453) (4,524,574) ---- 3,923,074 (223,321) 652,437 1,461,882 ---- 12,350 (23,504)	(2,717,195) (2,380,621) ---- 3,974,733 (151,554) 21,440 ---- 8,655 277 (24,664)
Net cash used in investing activities	(319,339)	(1,774,109)	(1,268,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in borrowings with original maturities of one year or less
Proceeds from borrowings with original terms of one year or more
Repayments of borrowings with original terms of one year or more
Dividends paid to stockholders
	(4,154,900) 13,900,000 (9,550,000) (86,400)	4,262,900 ---- (2,800,000) (72,000)	(6,266,800) 11,150,000 (2,350,000) (61,600)
Net cash provided by financing activities	108,700	1,390,900	2,471,600
Net increase in cash Cash - beginning of period	524 628	152 476	93 383
Cash - end of period	$ 1,152	$ 628	$ 476
SUPPLEMENTAL DISCLOSURE: Cash paid for: Interest Income taxes, net	$ 743,750 $ 122,260	$ 424,638 $ 119,717	$ 391,339 $ 135,335

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SIGNIFICANT ACCOUNTING POLICIES

Background

The accompanying consolidated financial statements of the Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Educational Loan Center, Inc. (ELC). All intercompany balances and transactions have been eliminated.

The Company, through a trust agreement with Citibank, N.A. (CBNA), is an originator, manager and servicer of student loans, primarily those made in accordance with federally sponsored guaranteed student loan programs. CBNA, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), is the largest shareholder of the Company, owning 80% of the Company’s outstanding common stock. The accompanying consolidated financial statements include expenses for facilities, employee benefits and certain services provided by CBNA and other Citigroup affiliates. Such expenses are assessed based on actual usage or using other allocation methods that, in the opinion of management, approximate actual usage. Management believes that the allocation methods are reasonable and representative of the amounts that such allocated expenses would have cost had the Company operated as an unaffiliated entity. Services currently provided by affiliates are expected to continue as needed.

Basis of Presentation

The Company’s accounting policies are in conformity with U.S. generally accepted accounting principles. The Company’s operations are a single segment for financial reporting purposes, as the Company's only operations consist of originating, managing and servicing student loans.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Higher Education Act of 1965, as amended (the Act).

Loan purchase premiums and origination costs are deferred and amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. CitiAssist Loan insurance costs and origination costs on Federal Family Education Loan (FFEL) Program loans with first disbursements on or after April 1, 2005 are deferred and amortized to interest income as yield adjustments on a loan-by-loan basis using the interest method. Premiums on FFEL Program loan portfolio purchases, premiums and referral fees paid on CitiAssist Loans, as well as origination costs incurred on FFEL Program loans disbursed prior to April 1, 2005 are deferred and recognized as yield adjustments to interest income on an aggregate loan pool basis in proportion to and over the period of estimated net interest income, which approximates the interest method.

The expected weighted average lives of loans with costs accounted for on a pool basis are determined by several factors, the most significant of which is anticipated future prepayments. Expected life, which is initially determined and may subsequently be revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different pooled portfolios based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayments in the calculation of weighted average expected life. If a difference arises between the Company’s anticipated prepayments and the actual prepayment rates experienced, the Company recalculates the effective spread to reflect actual payments to date, with a corresponding adjustment of deferred costs through current period interest income. In addition, the expected future weighted average lives of these loans are reviewed periodically and any difference between the amortization that would have been recognized using the new estimates of future weighted average lives instead of the past estimates are adjusted through current period interest income to arrive at the investment balance that would have been remaining had the new effective spread been applied since loan inception or acquisition date. Anticipated future prepayments of these loans are reviewed quarterly.

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

The Company also has a portfolio of alternative private loans, primarily CitiAssist Loans. Generally, such loans are either insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income using either an aggregate loan pool basis or a loan-by-loan basis.

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an uninsured CitiAssist Loan reaches 90 days of delinquency, or (3) an insured CitiAssist Loan reaches 150 days of delinquency. The Company immediately writes off the principal corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. For the loans or portions of loans written off, the Company charges off the outstanding principal balance to the allowance for loan losses and reduces interest income by the amounts of accrued, uncollected interest. Recoveries on loans previously charged off are recorded as increases to the allowance for loan losses. Accrual of interest is resumed when the loan guarantee is reinstated.

Allowance for Loan Losses

Most of the Company’s FFEL Program and private loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for loans in which the principal and interest are not 100% covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Act, and (2) the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the benefits of any risk-sharing agreements with third parties. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios on the first day of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience updated for recent conditions, are determined after considering the current aging of the portfolio.

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales
The Company accounts for its whole loan sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS 140).  In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must either have been isolated from the seller, if in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred.  In addition, the sale accounting rules of SFAS 140 require the Company to relinquish effective control over the loans sold as of the sale date.

Loans Securitized
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

The Company accounts for its securitization transactions in accordance with the provisions of SFAS 140.  For the securitization of financial assets to be considered a sale, the assets transferred by the Company must either have been isolated from the seller, if in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the purchaser must be a qualifying special purpose entity (QSPE) meeting certain significant restrictions on its activities, its investors must have the right to sell their ownership interests in the entity, and the seller must not continue to control the assets transferred either through an agreement to repurchase them or by the right to cause the assets to be returned (known as a call option). A securitization of financial assets that meets these sale requirements is removed from the Company’s consolidated balance sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing and the assets remain on the Company’s consolidated balance sheet. In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is obtained. For sale treatment to be appropriate, the legal opinion must state that the assets transferred are legally isolated from the seller and would not be consolidated with the Company’s other assets in the event of the SPE’s insolvency. Gains or losses realized on securitizations depend primarily on the previous carrying value of the transferred loans, which is allocated between the relative fair values of the loans sold and the interests retained, comprised of residual and servicing assets.  Gains on securitizations are reported in gains on loans securitized on the Consolidated Statement of Income.

 Since the securitizations meet the SFAS 140 criteria for sale recognition and the trusts qualify as QSPEs, the trusts are not subject to the consolidation requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (FIN 46-R), which requires consolidation of the variable interest entity by its primary beneficiary.

Residual interests retained in the securitizations are recorded in other assets at fair value. The Company’s estimate of fair value is based on the present value of the estimated cash flows expected to be generated from the loans sold to the trusts in excess of the estimated note interest and other expenses expected to be paid by the trusts. Initial and subsequent measurements of the fair values of the residual interests are performed using a discounted cash flow model that incorporates management’s best estimates of key assumptions, including prepayment speeds, discount rates, and borrower benefits. Borrower benefits are interest rate and/or principal reductions that are granted to those borrowers whose loans qualify for the benefit.

The Company accounts for the residual interests as investments in debt securities that are either classified as available-for-sale or trading in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, depending on the designation at the time of securitization. The Company accounts for the residual interests from the 2004 securitization as investments in available-for-sale securities and its residual interests from the 2005 securitizations as investments in trading securities, in accordance with their designation at the time of securitization. Temporary changes in fair value for residual interests accounted for as available-for-sale securities are recorded, net of applicable income taxes, in accumulated other changes in equity from non-owner sources and are reflected in the yield on a prospective basis. Declines in fair value that are determined to be other than temporary are charged to earnings. Changes in the fair value of residual interests accounted for as trading securities are reflected in fee and other income.

The fair values of residual interests are determined after interest is accreted on an effective yield basis. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, interest is accreted on the residual interests. Accreted interest is recorded in interest income.

The Company also retains certain servicing rights in the assets securitized. The unamortized servicing rights, which are recorded in other assets, are initially recorded at an amount equal to the allocated basis of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on their relative fair values at the date of securitization. The servicing assets are amortized in proportion to and over the period of estimated net servicing income. The servicing assets are assessed for impairment and recorded at the lower of amortized cost or fair value.

Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated loan sale requirements for the next three months. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value. For the years ended December 31, 2005 and 2004, market value exceeded cost. Thus, no valuation allowance was necessary.

Internally Developed Software

Certain direct costs associated with the development of internally developed software are capitalized. The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in other assets and are amortized by the straight-line method over the service period, not to exceed ten years. Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for obsolescence. Capitalized costs of projects deemed to be obsolete or abandoned are written off to other operating expense.

Employee Benefits Expense

The Company’s employee benefits are included in programs administered and maintained by Citigroup for Citigroup’s and the Company’s employees. Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis based on a Citigroup allocation that is applied to employee salary costs.  Any pension obligation pertaining to these plans is a liability of Citigroup.

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

In 2005, 2004 and 2003, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

Income Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries. While the Company is included in these consolidated, combined or unitary returns, it has agreed to pay to CBNA an amount equal to the federal, state and local taxes the Company would have paid had it filed its returns on a separate company basis and the amount, if any, by which the tax liability of any unitary group (of which any Citigroup affiliate other than the Company is a member) is adjusted by virtue of the inclusion of the Company’s activity in the group’s unitary return. CBNA has agreed to pay the Company an amount equal to the tax benefit of the actual tax loss of the Company as if the Company filed a separate return and the amount, if any, by which the tax liability of any unitary group (of which any Citigroup affiliate other than the Company is a member) is adjusted by virtue of the inclusion of the Company’s activity in the group’s unitary return.

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Since all of the Company’s deferred tax assets are expected to be realized, the Company does not maintain a valuation allowance for these assets.

New Accounting Standards

Terms of Loan Products that May Give Rise to a Concentration of Credit Risk
In December 2005, the FASB issued Staff Position SOP 94-6-1, Terms of Loan Products that May Give Rise to a Concentration of Credit Risk (SOP 94-6-1), which was a reconfirmation of existing accounting principles. SOP 94-6-1, which is effective immediately, describes the disclosure requirements for loan products that could give rise to increases in risk exposure. The Company's adoption of SOP 94-6-1 did not have a material impact on the Company’s financial condition or results of operations.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
During the first quarter of 2005, the Company adopted the requirements of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), for loan acquisitions. SOP 03-3 requires certain acquired loans to be recorded at fair value. SOP 03-3 prohibits carrying over from the seller valuation allowances in the initial accounting of all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairment. The adoption of SOP 03-3 had no material impact on the Company’s financial condition or results of operations during the year ended December 31, 2005.

2 STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government-sponsored guaranteed loan programs, principally the FFEL Program. The Company owns, holds and manages the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. In addition, the Company’s government-guaranteed portfolio includes Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans). HEAL Loans are guaranteed student loans for borrowers in designated health professions. Whenever the stated interest rates on most FFEL Program loans, including Federal Consolidation Loans, provide less than prescribed rates of return, as defined by the Act, the federal government pays a special allowance payment (SAP), which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan origination date. In addition, the federal government generally pays the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment.

Borrowers’ interest rates can be either fixed or variable. Borrowers of Federal Consolidation Loans typically pay a fixed rate that represents the weighted average interest rate of the underlying retired loans. Generally, Federal Stafford and PLUS loans originated after July 1992 have variable interest rates that are reset annually each July 1st. The reset rates are based on an average of either the 91-day Treasury Bill auction yield or the one-year constant maturity Treasury yields, depending on loan origination date.

Under the Federal Consolidation Loan Program, eligible borrowers are permitted to consolidate many types of eligible federally guaranteed student loans into a single loan that is federally insured. The lender of Federal Consolidation Loans is required to pay to the Department a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending balance of the sum of the principal and the accrued interest of Federal Consolidation Loans held.

The Company’s loan portfolio grows through disbursements of new FFEL Program loans as well as secondary market and other loan procurement activity. Purchases may include FFEL Program loans purchased through third party purchase agreements. These agreements obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. The contractual premium on the loans purchased through these contracts may vary from purchase to purchase. Since these purchased loans are guaranteed by the Department, credit risk with respect to these loans is substantially mitigated. During the years 2005 and 2004, loans totaling $684 million and $286 million, respectively, were acquired pursuant to these programs.

The Company’s portfolio also contains non-FFEL Program loans originated through alternative programs developed for students who either do not qualify for federal government sponsored student loan programs or need additional financial assistance beyond that available through the government programs. Alternative loans are generally offered based on the borrower’s or co-signer’s creditworthiness.

Substantially all of the Company’s alternative loan portfolio is composed of CitiAssist Loans, the Company’s own proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including any resources available through the FFEL Program. CitiAssist Loans are prime rate based with FFEL Program repayment characteristics, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder and are serviced by the Company or a related party servicer. In accordance with the provisions of an intercompany agreement, originations and servicing fees are charged to CBNA for underwriting, disbursing and servicing CitiAssist Loans. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value, plus contractual fees. At December 31, 2005, CBNA had disbursed $772.7 million of CitiAssist Loans that had not yet been acquired by the Company. The Company expects to acquire substantially all of these CitiAssist Loans during the first half of 2006. Premiums paid to CBNA to acquire the loans are amortized as a reduction of interest income over the average life of the loans purchased. At December 31, 2005 and 2004, the Company’s CitiAssist Loan portfolio was $4,812.4 million and $3,648.5 million, respectively, exclusive of unamortized premiums.

At December 31, 2005, the Company’s loan assets were composed of a $23.0 billion portfolio of student loans held and a $2.1 billion inventory of student loans held for sale, inclusive of deferred costs. At December 31, 2004, the Company had $22.9 billion of student loans held and $1.9 billion of student loans held for sale, inclusive of deferred costs. The inventory of loans held for sale is primarily composed of FFEL Program Consolidation Loans. Certain consolidation loans in this held for sale inventory were acquired through third party marketing relationships and others were consolidated internally.

The loans are summarized by program type as follows:

	December 31
	2005	2004
(Dollars in thousands) Federal Stafford Loans Federal Consolidation Loans Federal SLS/PLUS/HEAL Loans CitiAssist Other alternative loans	$ 8,374,721 8,177,635 956,249 4,812,361 82	$ 9,253,699 8,316,851 1,164,783 3,648,498 132
Total student loans held, excluding deferred costs	22,321,048	22,383,963
Deferred origination and premium costs	706,736	541,814
Student Loans held	23,027,784	22,925,777
Less: allowance for loan losses	(4,990)	(5,046)
Student Loans held, net	23,022,794	22,920,731
Loans held for sale, primarily Federal Consolidation Loans, excluding deferred costs	2,039,728	1,883,084
Deferred origination and premium costs	28,209	47,216
Loans held for sale	2,067,937	1,930,300
Other loans and lines of credit	50,085	32,518
Total loan assets	$25,140,816	$24,883,549

The Company’s FFEL Program loan holdings are guaranteed by the federal government in the event of a borrower’s default, death, disability or bankruptcy. Insurance on FFEL Program loans is provided by certain state or non-profit guarantors, which are reinsured by the federal government.

The Act requires every state either to establish its own guarantor or to contract with another guarantor in order to support the education financing and credit needs of students at post-secondary schools. FFEL Program guarantors in each state generally guarantee loans for students attending schools in their particular state or region or guarantee loans for their residents attending schools in another state. States that do not have their own guarantor contract with United Student Aid Funds, a multi-state guarantor, or another state guarantor.

For each FFEL Program loan, guarantors may collect from the borrower a one-time insurance premium that is 1% or less of the principal amount of the loan. Recently, these premiums have been waived by most guarantors.

The Act requires that federal loan origination fees be paid by the borrower or lender on Federal PLUS and Stafford Loan originations. The lender, which may deduct the fees from the loan proceeds before the disbursement is sent to the school, is responsible for forwarding the fees to the federal government. Current regulations limit the federal government’s borrower-paid loan origination fee to a maximum of 3% of the loan principal. During the fourth quarter of 2005, the Company initiated a program to pay the 3% fee on new loan originations on behalf of the borrowers. As a result of this program, the Company deferred $2.1 million in loan origination costs in 2005 and is amortizing the costs over the lives of the related loans. The 3% origination cost will be phased out between July 1, 2006 and July 1, 2010 under new Deficit Reduction Act legislation.

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the loan's guarantee. In the event of default on a student loan or a borrower’s death, disability or bankruptcy, the Company files a claim with the guarantor of the loan. Prior to January 1, 2004, provided the loan had been properly originated and serviced, the guarantor generally paid the Company 98% of the sum of the unpaid principal and accrued interest for FFEL Program default claims filed. The 2% amount not reimbursed was charged off to allowance for loan losses. Claims on FFEL Program loans filed due to a borrower’s death, disability or bankruptcy are not subject to the 2% risk-sharing loss provisions. Effective January 1, 2004, the Company was designated an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. In addition, many of the Company’s third party servicers received the Exceptional Performer designation in 2004. As a result of this designation, the Company and its qualified servicers receive 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement and these claims are not subject to the 2% risk-sharing loss as long as the Company and these servicers continue to meet the eligibility standards published by the Department. The Company’s compliance with these servicing standards is re-assessed quarterly. Of the Company’s $19.5 billion portfolio of federally insured loans at December 31, 2005, $17.0 billion are subject to the benefits of the Exceptional Performer designation. Due to the provisions of the Deficit Reduction Act, Exceptional Performers, such as the Company, will be subject to 1% risk-sharing for default claims submitted after June 30, 2006. The portion of the Company’s federally insured loan portfolio not serviced by Exceptional Performers will be subject to 3% risk-sharing.

The allowance for loan losses provides a reserve for estimated risk-sharing and other credit and operating losses on FFEL Program and CitiAssist Loans.

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	2005	2004	2003
Balance at beginning of year Provision for loan losses Charge offs Recoveries	$ 5,046 13,157 (14,824) 1,611	$4,835 7,989 (9,835) 2,057	$ 6,700 10,358 (12,626) 403
Balance at end of year	$ 4,990	$5,046	$ 4,835

The allowance for loan losses at December 31, 2005 provided a $2.0 million reserve for FFEL Program Loans and a $3.0 million reserve for CitiAssist Loans. At December 31, 2004, the allowance included $1.7 million for FFEL Program Loans and $3.3 million for CitiAssist Loans.

FFEL Program loan claims are subject to rejection by the guarantor in the event of loan servicing or origination defects. If servicing or origination defects are identified, the claimed loan is rejected and returned to the Company for remedial loan servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans were $0.2 million and $0.1 million at December 31, 2005 and 2004, respectively. If the guarantee on the rejected claim cannot be reinstated, the defaulted loan is written off against the allowance for loan losses, generally, within four months of the claim rejection. Guarantor claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged directly against current period interest income.

CitiAssist Loans do not carry federal government guarantees. Most CitiAssist Loans are insured by one of the following insurance companies: Guaranty National Insurance Company (GNIC), Royal Indemnity Company (RIC) or United Guaranty (UG). UG is a subsidiary of American International Group. GNIC and RIC are subsidiaries of Royal & SunAlliance Insurance Group PLC.

At December 31, 2005 and 2004, the Company had $24.4 billion and $24.3 billion, respectively, of loans covered under federal guarantees, third-party insurance, risk-sharing arrangements with schools, or are uninsured, as indicated in the table below:

	December 31
(Dollars in thousands)	2005	%	2004	%
Federal Loan Guarantors United Student Aid Funds EdFund New York State Higher Education Services Corp. Great Lakes Higher Education Illinois Student Aid Commission Other federal loan guarantors	$ 3,975,710 2,853,332 7,261,604 1,151,924 673,568 3,632,195	16 11 30 5 3 15	$ 5,657,418 3,046,503 7,134,688 1,208,422 723,133 2,848,253	23 13 29 5 3 12
Total Federally Guaranteed	19,548,333	80	20,618,417	85
CitiAssist Insurers GNIC/RIC/UG/other third party insurers	4,149,354	17	3,100,596	13
Total guaranteed/insured	23,697,687	97	23,719,013	98
Unguaranteed/uninsured/school risk-shared	713,174	3	580,552	2
Total loans, excluding deferred costs and allowance for loan losses	$24,410,861	100	$24,299,565	100

The GNIC- and RIC-insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under UG’s program, which insures most new CitiAssist Loans, defaults generally subject the Company to risk-sharing losses of 10% - 20%. During 2005 and 2004, $23.2 million and $15.6 million, respectively, of CitiAssist Loans were submitted for claim. The $7.6 million increase in CitiAssist Loans submitted for claim was primarily due to the increase in CitiAssist Loans in repayment in 2005, as well as borrowers claiming bankruptcy before the new bankruptcy laws were enacted in 2005. Substantially all of these claimed amounts have been paid. Certain CitiAssist Loans are not insured against loss. Of the uninsured CitiAssist Loans of $663.0 million, loans of $445.3 million carry risk-sharing arrangements with key schools. These arrangements provide partial reimbursement for losses on loan defaults. The Company is exposed to losses of up to 100% on loans that do not carry insurance or maintain contracts with schools for risk-sharing arrangements. In the fourth quarter of 2005, the Company renegotiated its agreement for insurance with UG. Under the new agreement, UG’s commitment to insure new CitiAssist Loans expires on December 31, 2006.

CitiAssist Delinquencies

Delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on CitiAssist Loans, including delinquency and insurance coverage, are shown in the table below:

(Dollars in thousands)	December 31
	2005	2004
Total CitiAssist Loans	$4,812,361	$3,648,498
CitiAssist Loans in repayment	$2,541,869	$1,890,021
CitiAssist Loans in forbearance (1)	$ 193,383	$ 132,819
CitiAssist Loans delinquent 30 - 89 days as a % of total CitiAssist Loans in repayment	1.8%	1.7%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	0.7%	0.6%
Allowance for loan losses for CitiAssist Loans	$ 2,997	$ 3,293
Total CitiAssist Loans insured by third party insurers (2)	$4,149,354	$3,100,613
Total uninsured CitiAssist Loans (3)	$ 663,007	$ 547,905

(1)	The increase in CitiAssist Loans in forbearance was primarily due to the extended forbearance of loans held by victims of Hurricane Katrina.
(2)	The Company is subject to 5% - 20% risk sharing on claims paid on these loans. Therefore, the insurer reimburses the Company 80% - 95% of the approved claim amounts.
(3)
Of the uninsured CitiAssist loans, $445.3 million and $357.0 million at December 31, 2005 and 2004, respectively, are covered for between 50% and 100% of the losses up to 8% of the loss amount under risk-sharing agreements with schools and universities.

3 OTHER ASSETS

Other assets are summarized as follows:

	December 31
(Dollars in thousands)	2005	2004
Accrued interest receivable
from student loan borrowers/others
from federal government
Residual interests in securitized assets (note 15)
Servicing asset from securitization activity (note 15)
Equipment and computer software (note 8) (1)
Other
	$382,181 133,732 188,454 76,784 47,231 17,347	$325,716 77,846 72,733 28,177 49,142 15,050
Total other assets	$845,729	$568,664

(1) Amounts are reflected net of accumulated depreciation and software amortization of $32.8 million and $20.0 million at December 31, 2005 and 2004, respectively.

Included in equipment and computer software is $40.8 million and $42.0 million of capitalized internally developed software at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Company capitalized $9.8 million and $18.9 million, respectively, in costs related to software development. For 2005, capitalized software was primarily related to the development and implementation of a new private label platform that was installed during 2005. In 2004, software capitalizations were primarily related to completion of a new loan originations platform.

4 SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

			December 31
	2005		2004
(Dollars in thousands)	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate
Notes payable Portion of long-term borrowings due within one year	$ 7,281,100 3,500,000	3.86% 2.27%	$11,436,000 9,550,000	2.09% 2.14%
Total short-term borrowings	$10,781,100	3.34%	$20,986,000	2.11%

Short-term borrowings have an original or remaining term to maturity of one year or less. At December 31, 2005 and 2004, short-term borrowings consisted of borrowings made under the terms of an Omnibus Credit Agreement with CBNA, which expires in December 2009. The maximum aggregate credit limit available for combined short- and long-term borrowings was $30 billion at December 31, 2005. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2005, $38.1 billion in new short-term borrowings were made and original short-term borrowings of $42.2 billion were repaid. During 2004, new short-term borrowings of $40.2 billion were made and original short-term borrowings of $36.0 billion were repaid. Of the 2005 notes payable amount above, $1.1 billion have fixed interest rates and the remainder have variable interest rates, based on the monthly Federal Funds rate.

From time to time, the Company enters into forward funding commitments that take advantage of prevailing interest rate conditions by locking into interest rates that are fixed at the loan commitment date at the implied current forward rates of the future funding date. The Company had no forward funding commitments at December 31, 2005. At December 31, 2004, the Company entered into forward funding commitments with CBNA to procure short- and long-term funding in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. These 2004 funding commitments were drawn upon in January 2005 and matured by January 2006.

5 LONG-TERM BORROWINGS

A summary of long-term borrowings follows:

		December 31
(Dollars in thousands)	2005	2004
CBNA Notes, fixed rate (note rates ranged from 1.34% to 2.30% at December 31, 2004), due January 2005	$ ----	$ 2,400,000
CBNA Notes, based on LIBOR (note rate 2.01% at December 31, 2004), repricing quarterly, due January 2005	----	500,000
CBNA Notes, fixed rate (note rates ranged from 1.70% to 2.04% at December 31, 2004), due February - April 2005	----	750,000
CBNA Notes, based on LIBOR (note rates ranged from 2.22% to 2.47% at December 31, 2004), repricing every two months, due July - August 2005	----	5,900,000
CBNA Notes, fixed rate (note rates ranged from 2.21% and 3.80% at December 31, 2005 and was 2.21% at December 31, 2004), due April - July 2006	1,500,000	500,000
CBNA Notes, based on LIBOR (note rates ranged from 4.27% to 4.47% at December 31, 2005), repricing every two months, due July - August 2008	5,900,000	----
CBNA Notes, based on LIBOR or a strike rate, whichever is higher (note rates ranged from 3.69% to 4.14% at December 31, 2005 and from 1.93% to 2.43% at December 31, 2004), repricing quarterly, due September - October 2006	2,000,000	2,000,000
CBNA Notes, based on LIBOR or a strike rate, whichever is higher (note rate 4.33% at December 31, 2005), repricing quarterly, due January 2007	2,000,000	----
CBNA Notes, based on LIBOR or a strike rate, whichever is higher (note rate 4.37% at December 31, 2005), repricing quarterly, due December 2007	2,000,000	----
CBNA Notes, fixed rate (note rate 3.02% at December 31, 2005 and 2004), due April 2008	300,000	300,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rates ranged from 3.95% to 3.96% at December 31, 2005), due July 2010	2,000,000	----
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 3.87% at December 31, 2005), due July 2015	1,000,000	----
Less: portion of long-term borrowings due within one year	(3,500,000)	(9,550,000)
Total long-term borrowings	$13,200,000	$ 2,800,000

At December 31, 2005 and 2004, long-term borrowings were made under the terms of an Omnibus Credit Agreement, as amended, with CBNA, the Company’s principal shareholder. The Omnibus Credit Agreement contains no material financial covenants or restrictions. During 2005, new long-term borrowings of $13.9 billion were made and $9.6 billion were repaid. During 2004, original long-term borrowings of $2.8 billion were repaid and there were no new long-term borrowings. Original long-term debt of $3.5 billion that was maturing in one year or less was reclassified to short-term borrowings as of December 31, 2005.

At December 31, 2005, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows: $4.0 billion in 2007, $6.2 billion in 2008, $2.0 billion in 2010 and $1.0 billion in 2015.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities and by matching underlying basis of the asset rate with the liability rate as closely as feasible. During 2005 and 2004, the Company entered into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets. See Note 12 for further discussion of the Company’s interest rate swaps.

Approximately $7.0 billion of the Company’s outstanding short- and long-term debt includes various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

6 OTHER LIABILITIES

Other liabilities are summarized as follows:

	December 31
(Dollars in thousands)	2005	2004
Interest payable, primarily to CBNA (note 9)
Income taxes payable, primarily to CBNA (note 11)
Liability from the sale of interest rate floors, primarily with CBNA (note 12)
Tax sharing liability, primarily with CBNA
Accounts payable and other liabilities
	$175,174 20,595 6,120 2,711 150,309	$111,116 65,665 ---- 3,647 153,424
Total other liabilities	$354,909	$333,852

7 FEE AND OTHER INCOME

A summary of fee and other income follows:

	December 31
(Dollars in thousands)	2005	2004	2003
Mark-to-market gains on residual interests
Servicing fees, net of amortization on servicing assets
Origination and servicing fees, primarily for servicing loans for CBNA
Servicing asset impairments
Residual interest impairments
Late fees
Gain from redemption of junior note
Other
	$ 6,598 6,681 6,725 (9,445) (16,366) 8,175 ---- 738	$ ---- 870 8,522 ---- ---- 8,161 ---- 451	$ ---- ---- 10,328 ---- ---- 8,037 399 438
Total fee and other income	$ 3,106	$18,004	$19,202

8 OTHER EXPENSES

A summary of other expenses follows:

(Dollars in thousands)	2005	2004	2003
Servicing, professional, guarantor and other fees paid
Data processing and communications
Advertising and marketing
Stationery, supplies and postage
Premises, primarily rent
Depreciation and software amortization
Travel and entertainment
Minor equipment
Other
	$ 51,097 10,435 9,934 4,885 2,503 14,012 1,958 1,570 4,844	$47,957 11,179 9,081 3,597 2,189 11,489 2,097 2,474 4,967	$48,760 13,693 7,047 4,195 1,786 5,044 2,064 1,422 1,677
Total other expenses	$101,238	$95,030	$85,688

9 RELATED PARTY TRANSACTIONS

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Intercompany agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements. In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans. Also, the Company has an agreement for education loan servicing with Citibank USA, National Association.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statement of income for the years ended December 31, 2005, 2004 and 2003. Other information about intercompany transactions is available as follows: for CitiAssist Loans, see Note 2; for short- and long-term funding and interest rate swap transactions, see Notes 4, 5 and 12; for employee benefit related transactions, see Note 10; and for income tax matters, see Notes 1, 6 and 11.

(Dollars in thousands)	2005	2004	2003
Revenue, net
Interest Expense (at weighted average interest rates of 3.9%, 2.1%, and 1.8% at December 31, 2005, 2004 and 2003, based on the 3-month LIBOR (notes 4, 5 and 12))
Fee and Other Income (note 2)
	$807,808 6,725	$378,191 8,521	$379,078 9,746
Operating Expenses
Salaries and employee benefits
Employee benefits and administration (note 10)
Stock-based compensation
Other expenses (note 8)
Servicing, professional and other fees paid
Data processing and communications
Premises, primarily rent
Other
	$ 8,964 989 40,043 7,057 2,488 3,206	$ 7,712 1,012 36,523 7,433 2,026 1,426	$ 5,818 593 35,810 9,855 1,766 722

CBNA Omnibus Credit Agreement
The Company had outstanding short- and long-term unsecured borrowings with CBNA of $10.8 billion and $13.2 billion, respectively, at December 31, 2005 and $21.0 billion and $2.8 billion, respectively, at December 31, 2004, incurred under the terms of the Omnibus Credit Agreement with CBNA. This agreement provided a maximum aggregate credit limit of $30 billion at December 31, 2005. Interest expense incurred under these borrowings is reflected in the table above.

From time to time, the Company enters into forward funding agreements with CBNA that obligates the Company to take on future borrowings at predetermined interest rates. The agreements permit the Company to take advantage of prevailing interest rate conditions by locking in rates that are fixed at the implied current forward rates of the future funding date. At December 31, 2005, the Company had no forward funding commitments. At December 31, 2004, the Company was a party to forward funding commitments with CBNA to procure short- and long-term funding under the Omnibus Credit Agreement in amounts of $0.2 billion and $1.1 billion, respectively, at specified times in the future. All of those commitments were fulfilled in January 2005, when the commitments were funded. Amounts owed under the funded commitments are reflected in the Company’s short- and long-term borrowings.

Interest Rate Swap and Option Agreements
During 2005 and 2004, the Company entered into interest rate swap agreements with CBNA to manage its interest rate risk exposure. All of these swaps matured by December 31, 2005. Interest expense incurred on the Company’s interest rate swap arrangements is reflected in the table above. Also, in December 2005, the Company entered into certain interest rate options with CBNA. The derivatives, which mature January 1, 2016, had a $6.1 million fair value and a $2.0 billion notional value at December 31, 2005. For further information on the Company’s interest rate swap and option agreements, see Note 12.

Servicing Expenses
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the loan originations and servicing work on the Company’s FFEL Program and alternative loan portfolios is performed through the provisions of intercompany agreements with affiliates of Citigroup.

Servicing Fees Earned
The Company earned loan origination and servicing fees for servicing work performed by the Company on CitiAssist Loans held by CBNA prior to purchase of these loans by the Company. This revenue is included in Fee and Other Income in the table above.

Stock-based Compensation
The Company participates in various Citigroup stock-based compensation programs under which Citigroup stock or stock options are granted to certain of Citigroup’s and the Company’s employees. The Company has no stock-based compensation programs in which its own stock is granted. As of January 1, 2003, Citigroup adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively, to all Citigroup stock-based awards granted, modified or settled after December 31, 2002. The prospective method is an adoption method provided for under SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, issued in December 2002. As of January 1, 2003, Citigroup recognizes expenses for these awards over the related vesting period and charges the Company for the Company’s portion of these expenses, which is not adjusted for fluctuations in the value of the underlying Citigroup stock. Prior to January 1, 2003, Citigroup accounted for these awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). For unvested awards granted prior to January 1, 2003 (APB 25 awards), the Company will be subject to an allocation of Citigroup’s total awards, valued at their incremental fair values at the grant date, charged periodically over the remaining vesting period. The Company will not be charged for awards granted prior to January 1, 2003 that had already vested as of December 31, 2005.

The Company pays Citigroup directly for participation in certain of its stock-based compensation programs, but receives a capital contribution for those awards related to participation in the employee stock purchase program and the employee incentive stock option program.

CBNA Tax-sharing Agreement
The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to Citibank (New York State) (CNYS) in 1992 by the Company in exchange for the transfer of assets to the Company and the execution of a non-competition agreement. CNYS merged with CBNA in August 2003 and CBNA became a party to this agreement. For the years ended December 31, 2005, 2004 and 2003, $0.9 million, $1.1 million and $1.2 million, respectively, was paid to CBNA or CNYS under the tax-sharing agreement. At December 31, 2005, the Company had a remaining liability under this agreement of $2.7 million recorded in other liabilities. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citicorp/Citigroup or its subsidiaries. For the years ended December 31, 2005 and 2004, the Company paid amounts of $121.4 million and $117.7 million, respectively, to CBNA for tax allocation payments.

Other Intercompany Arrangements
Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, interest rate floor agreements, data processing, communication, employee benefits, payroll administration and facilities management. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties.

10 EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; savings incentive; salary continuance for disabled employees and workers compensation. Citigroup charges the Company an incremental amount, referred to as the fringe rate, calculated by allocating a portion of the total Citigroup cost of providing benefits based on the ratio of the total Company salary expense to total Citigroup salaries. The fringe rate applied to salaries was 26%, 25% and 23% for 2005, 2004 and 2003, respectively. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

If Citigroup’s or CBNA’s percentage ownership in the Company was reduced below 50%, the Company would withdraw from participation in certain Citigroup benefit plans and would procure benefits coverage for its employees independently. The Company’s management believes that the expenses incurred under these plans and agreements are at fair market value.

Substantially all of the Company’s employees participate in Citigroup’s non-contributory defined benefit plans. Any pension obligation pertaining to these plans is a liability of Citigroup. Included in the fringe rate are the amounts of pension expense allocated to the Company of approximately $946,000 in 2005, $910,000 in 2004 and $367,000 in 2003. These amounts are included with other employee benefit costs in Employee benefits and administration in the related party transactions table in Note 9.

11 INCOME TAXES

The provision for income taxes consists of the following:

(Dollars in thousands)	2005	2004	2003
CURRENT Federal State	$ 69,435 8,489	$103,901 16,064	$103,347 20,653
Total current	77,924	119,965	124,000
DEFERRED Federal State	96,928 11,851	49,629 7,673	11,018 2,202
Total deferred	108,779	57,302	13,220
Total income tax provision	$186,703	$177,267	$137,220

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2005, 2004 and 2003 are as follows:

(Dollars in thousands)	2005	2004	2003
Income taxes computed at federal statutory rate State tax provision, net of federal benefits	$173,482 13,221	$161,838 15,429	$122,364 14,856
Total income tax provision	$186,703	$177,267	$137,220

Deferred income taxes consist of the following:

	December 31
(Dollars in thousands)	2005	2004
Deferred Tax Assets Transfer of assets to the Company and related costs Impairments of retained securitization interests Income earned from securitization trusts Allowance for loan losses Other	$ 4,952 9,983 7,047 1,930 886	$ 6,929 ---- 12,357 1,971 3,292
Total deferred tax assets	24,798	24,549
Deferred Tax Liabilities Deferred loan origination costs Internally developed software costs Gain on securitizations, accreted interest and unrealized changes in valuation of residual interests Other	(230,166) (13,646) (66,343) (4,486)	(179,193) (13,143) (17,030) (1,265)
Total deferred tax liabilities	(314,641)	(210,631)
Net deferred tax liabilities	$(289,843)	$(186,082)

Included in the Company’s deferred tax assets were $5.0 million and $6.9 million at December 31, 2005 and 2004, respectively, related to payments made by the Company to CNYS in exchange for the transfer of assets to the Company and the execution of a noncompetition agreement in 1992. The Company agreed to share with CNYS 50% of the deferred tax assets arising from these intercompany payments. The remaining amount payable under the agreement is recorded in other liabilities on the consolidated statement of income as a payable to the principal stockholder. In 2003, CNYS merged with CBNA and CBNA became a party to the tax-sharing agreement.

The Company has a program to securitize portfolios of its loan assets. In 2005 and 2004, the Company securitized approximately $4.2 billion and $1.5 billion, respectively, of student loan assets and recorded gains on securitization of $129.6 million and $13.1 million, respectively. In addition, the Company recorded accreted interest on the residual interests and servicing revenue for servicing the securitized loans. See Note 15 for additional information on the Company’s securitization transactions. The Company recognizes its securitization transactions as sales for financial statement purposes, but they are treated as financings for tax purposes. At December 31, 2005 and 2004, the Company had deferred tax liabilities of $66.3 million and $17.0 million, respectively, for the tax effect of the gains on the loans securitized, accreted interest on the securitization residuals, income from loan servicing, and other securitization-related income.

At December 31, 2005 and 2004, the Company had deferred tax liabilities of $230.2 million and $179.2 million, respectively, for the temporary differences resulting from deferred loan origination costs. These deferred origination costs are deducted currently for income tax purposes, but are amortized as yield adjustments for financial statement purposes.

At December 31, 2005 and 2004, the Company had deferred tax liabilities of $13.7 million and $13.1 million, respectively, for the temporary differences resulting from the capitalization of internally developed software costs. The internally developed software costs are deducted currently for income tax purposes, but are amortized ratably over their useful lives for financial statement purposes.

12 INTEREST RATE SWAP AGREEMENTS AND OTHER DERIVATIVES

From time to time, the Company enters into interest rate swap agreements to manage its interest rate risk exposure resulting from interest rate variability between the rates paid on its borrowings (based on LIBOR) and received on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate). Swap agreements are commitments to make cash settlements to counterparties at specified future dates, based on differentials between specified financial indices, as applied to a notional principal amount.

During 2005, the Company participated in certain short-term interest rate swaps with CBNA, an investment-grade counterparty, that were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS 133. Short-term swaps having a notional amount of $7.0 billion matured on December 30, 2005. Interest expense of $3.0 million, $2.8 million, and $9.9 million was incurred on these swaps in 2005, 2004 and 2003, respectively. The Company had no swap agreements outstanding at December 31, 2005.

In 2004, the Company participated in interest rate swap agreements with CBNA that were designated as cash flow hedges. These swap agreements were effective in offsetting the changes in cash flow hedges for the risk being hedged and qualified for hedge accounting treatment under SFAS 133. Accordingly, no amounts were excluded from the assessment of effectiveness and no hedge ineffectiveness was recognized in earnings pursuant to these swap agreements. In accordance with SFAS 133 for cash flow hedges, changes in the fair values of the swaps were recorded net of taxes in the accumulated other changes in equity from non-owner sources component of stockholders’ equity. The swap agreements had notional amounts totaling $1.1 billion at December 31, 2004. These swaps, which matured on January 4, 2005, had no reportable value at December 31, 2004.

Accumulated other changes in equity from nonowner sources from cash flow hedges, net of taxes, are summarized in the table below for the year ended December 31, 2004. The Company had no swaps that qualified for hedge accounting treatment under SFAS 133 in 2005.

(Dollars in thousands)	2004
Balance at beginning of period	$ (958)
Net unrealized (loss) from cash flow hedges (net of taxes of $(439)).	(721)
Net amounts reclassified to earnings (net of taxes of $1,077).	1,679
Balance at end of period	$ ----

In December 2005, the Company entered into several sold option agreements with CBNA. These option agreements, which had a fair value of $6.1 million and a notional amount of $2.0 billion, did not qualify for hedge accounting treatment under SFAS 133. The Company entered into these interest rate options as economic hedges to the floor income component of the residual interests in the securitized assets. The value of the options is recorded in other liabilities on the consolidated balance sheet. Changes in the fair value of the options are recorded in fee and other income. No material changes in the fair value of the options occurred during 2005.

13 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments as of December 31 are presented in the following table:

	2005		2004
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets Loans, net Cash Accrued interest receivable Residual interests in loans securitized Servicing assets	$25,140,816 1,152 515,913 188,454 76,784	$26,108,989 1,152 515,913 188,454 79,219	$24,883,549 628 403,562 72,733 28,177	$25,892,735 628 403,562 72,733 28,548
Financial Liabilities Short-term borrowings Long-term borrowings Derivatives Accrued interest payable	$10,781,100 13,200,000 6,120 175,174	$10,769,577 13,189,363 6,120 175,174	$20,986,000 2,800,000 ---- 111,116	$20,977,647 2,783,087 ---- 111,116

The estimated fair values have been determined by the Company using available market information and other valuation methodologies that are described below. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

The excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and Treasury Bill interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, default rates and maturity or contractual settlement dates. The fair value of the student loans exceeded their carrying value by $968 million and $1,009 million at December 31, 2005 and 2004, respectively. The change in the fair value of the loans at December 31, 2005 compared to December 31, 2004 was primarily due to the increased carrying value of the loans, adjusted for the impact of the rising interest rate environment.

Loans, Net
The fair value of loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the market rates. The carrying value is presented net of the allowance for loan losses and incorporates an estimated cost for loan servicing.

Cash and Accrued Interest Receivable and Payable
Due to the short-term nature of these instruments, carrying value approximates fair value.

Residual Interests in Loans Securitized
The fair value of the residual interest in the assets securitized was determined using a discounted cash flow model. Residual interests are recorded at fair value on the consolidated financial statements. For more information on student loan securitizations, see Note 15.

Servicing Assets
The fair value of the servicing assets was measured using a discounted cash flow model. For more information on student loan securitizations, see Note 15.

Short-Term and Long-Term Borrowings
The fair value of these instruments was calculated by discounting cash flows through maturity using estimated market discount rates. The decline in the fair value of the Company’s borrowings at December 31, 2005 reflects the decline in the market interest rates that has occurred since the borrowings were made.

Derivatives
Derivatives are used to manage interest rate risk. Fair value was determined by discounting the possible cash flows that may arise from these instruments using current market prices.

14 EARNINGS PER SHARE

Basic and diluted earnings per common share (EPS) were calculated in accordance with current accounting standards. The Company had no dilutive common stock equivalents in 2005, 2004 and 2003. Therefore, the calculation of both the basic and diluted EPS was the same in each of these periods.

The net income available to common stockholders was $309.0 million, $285.0 million and $212.2 million for 2005, 2004 and 2003, respectively. The weighted average shares outstanding during all of 2005, 2004 and 2003 was 20 million. Basic (and diluted) EPS was $15.45, $14.25 and $10.61 for 2005, 2004 and 2003, respectively, calculated by dividing income available to common stockholders by the number of weighted average shares outstanding.

15 STUDENT LOAN SECURITIZATIONS

The Company maintains a program to securitize certain portfolios of FFEL Program student loan assets. Under the Company’s program to securitize student loans, the loans are removed from the consolidated financial statements of the Company and ultimately sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, backed by the student loan assets, to outside investors.

The off-balance sheet student loan balances resulting from securitizations were $5.4 billion and $1.8 billion at December 31, 2005 and 2004, respectively. A summary of the Company’s securitization transactions is presented in the table below:

(Dollars in millions)
	2005	2004	2003
Student loans securitized during the period at securitization date	$4,245.7	$1,462.1	$ ----
Realized gains on loans securitized	129.6	13.1	----
Realized gain on redemption of junior note	----	----	0.4
Valuation gains on residual interests accounted for as trading securities, at securitization date	5.1	----	----

In the second quarter of 2005, the Company completed a tender offer to purchase the notes of one of its trusts, which had been originally issued in 2002 (the 2002 Trust), and extinguished that trust, bringing $370.3 million in student loan assets back on the Company’s balance sheet at fair value and recorded a loan premium of $12.0 million. The premium will be amortized over the estimated remaining lives of the loans. The transaction resulted in an extraordinary gain of $5.5 million, after taxes of $3.4 million.

The changes in the Company’s residual interests during 2005 and 2004 are summarized in the table below:

(Dollars in thousands)	2005	2004
Balance at beginning of period	$ 72,733	$28,672
Accreted interest	8,113	13,162
Cash flows from trusts	(6,050)	(12,350)
Temporary change in fair value of available-for-sale securities	(2,983)	(3,744)
Change in fair value of trading securities	1,526	----
Impairments	(16,366)	----
New securitizations	149,569	46,993
Extinguishment of the 2002 Trust	(18,088)	----
Balance at end of period	$188,454	$72,733

The residual interest in the 2004 Trust, which is accounted for as an investment in available-for-sale securities, and the residual interests in the 2005 Trusts, which are accounted for as trading securities, follow accounting as prescribed at the time of securitization.

Changes in the Company’s servicing assets during 2005 and 2004 are presented below. Failure to service the loans in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing fees. As a result, the Company considers both the securitized and owned student loans to be part of the business it manages.

(Dollars in thousands)	For the Year Ended,
	2005	2004
Balance at beginning of period	$ 28,177	$ ----
New securitizations	65,010	28,548
Impairment	(9,445)	----
Amortization	(6,958)	(371)
Balance at end of period	$ 76,784	$ 28,177

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty. During 2005, the Company refined its estimates related to anticipated future prepayments and borrower benefits, which contributed to the year-to-date impairment of $16.4 million in residual interests and $9.4 million impairment in servicing assets.

The Company had servicing revenue receivables due from the trusts of $1.8 million and $0.6 million at December 31, 2005 and 2004, respectively. The Company had $1.0 million and $0.5 million of loan payments due to the trusts at December 31, 2005 and 2004, respectively.

The following table summarizes cash flows that the Company received from the securitization trusts during 2005, 2004 and 2003:

(Dollars in millions)	2005	2004	2003
Proceeds from securitizations	$ 4,261.8	$ 1,461.9	$ ----
Proceeds from redemption of junior note	----	----	8.5
Administrative and servicing fees received	12.7	1.2	0.5
Cash flows received on retained interests and other net cash flows	6.1	12.4	0.3

The key assumptions used to value the residual interests in the assets securitized for the 2005 trusts at the respective dates of the securitizations were as follows:

2005
Discount rate	10.0%
Consolidation prepayment rates	Up to 10.0% in 5 to 10 years
Anticipated net credit losses	0.0%
Basis spread between LIBOR and Commercial Paper rate	0.10%
Borrower Benefits - Automated Clearing House	18.0% to 30.6%
Borrower Benefits - On time payments	14.5% to 23.5%

The key assumptions used to value the residual interests in the securitization trusts at December 31, 2005 and 2004 were as follows:

	2005	2004
Discount rate	10.0%	10.0%
Consolidation prepayment rates	Up to 10.0% in 6 to 10 years	Up to 8.0% in 10 years
Anticipated net credit losses	0.0%	0.0%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.10%
Borrower Benefits - Automated Clearing House	18.0% to 39.7%	38.8% to 40.0%
Borrower Benefits - On time payments	14.5% to 33.0%	13.6% to 17.6%

The key assumptions used to value the servicing assets of the securitization trusts at December 31, 2005 and 2004 were as follows:

	2005	2004
Discount rate	6.0%	5.9%
Consolidation prepayment rates	Up to 10.0% in 6 to 10 years	Up to 8.0% in 10 years
Servicing margin	26 basis points	23 basis points

The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive a 1% rate reduction if they make 36, 48 or 60 consecutive on time payments, depending on the program, and continue to make on time payments.

Since the loans in the trust are serviced by holders of the Exceptional Performer designation and, therefore, they are not subject to risk sharing costs, the Company used an anticipated net credit loss assumption of 0% for the securitized loans at December 31, 2005 and 2004.

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

The effects of the key assumptions used to value the residual interests and servicing assets at December 31, 2005 were as follows:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at December 31, 2005	$ 188,454	$ 79,219
Discount rate	10.0%	6.0%
10% adverse change	$ (7,704.2)	$ (1,793.7)
20% adverse change	$ (14,831.5)	$ (3,515.1)
Consolidation prepayment rate	Up to 10.0% in 6 to 10 years	Up to 10.0% in 6 to 10 years
10% adverse change	$ (3,663.5)	$ (1,730.4)
20% adverse change	$ (7,185.3)	$ (3,415.2)
Servicing margin	----	26 basis points
10% adverse change	----	$ (6,029.7)
20% adverse change	----	$ (12,061.3)
Basis spread	0.10%	----
10% adverse change	$ (2,435.1)	----
20% adverse change	$ (4,870.0)	----
Borrower benefits - ACH	18.0% to 39.7%	----
10% adverse change	$ (1,564.0)	----
20% adverse change	$ (3,125.0)	----
Borrower benefits - on time payments	14.5% to 33.0%	----
10% adverse change	$ (4,037.7)	----
20% adverse change	$ (8,055.8)	----

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the consolidated financial statements are subject to possible further impairment and may not be fully recoverable.

The Company continues to service the loan portfolios after they have been securitized. The Company’s managed student loan assets, loans with delinquencies of 90 days or more at December 31, 2005 and 2004, and credit losses, net of recoveries, for 2005 and 2004 are presented in the table below:

December 31
(Dollars in thousands)	2005	2004
Student loan assets: Total managed (1) Less: securitized and removed from the financial statements (2)	$30,523,414 (5,239,239)	$26,723,129 (1,761,801)
Student loan assets owned(1) (3)	$25,284,175	$24,961,328
Loans with delinquencies of 90 days or more: Total managed (1) (4) Less: securitized and removed from the financial statements	$ 879,313 (136,686)	$ 705,541 (9,583)
Delinquent loans owned(1)	$ 742,627	$ 695,958
Credit losses, net of recoveries: Total managed Less: securitized and removed from the financial statements	$ 1,611 ----	$ 6,649 (36)
Credit losses on loans owned	$ 1,611	$ 6,613

(1) Amounts include loans available for sale.
(2) At December 31, 2005 and 2004, amounts were net of $188.4 million and $72.7 million, respectively, of residual interests.
(3) At December 31, 2005 and 2004, amounts include $188.4 million and $72.7 million, respectively, of residual interests.
(4) Of these loans, 99% were accruing interest at December 31, 2005 and 2004. See nonaccrual policy in Note 1.

16 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases. Expenses related to those agreements totaled $0.3 million in 2005, $0.5 million in 2004 and $0.4 million in 2003. In addition, the Company made non-cancelable payments to a related party of $1.4 million in each of the years 2005, 2004 and 2003, to lease the Pittsford, New York facility. This amount is included in Premises, primarily rent, in the related party transactions table in Note 9. The Pittsford, New York facilities agreement expires in December 2013.

Future minimum lease payments at December 31, 2005 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2005 are as follows:

(Dollars in thousands)	Minimum Lease Payments
2006 2007 2008 2009 2010 After 2010	$ 1,736 1,650 1,690 1,656 1,510 4,881
Total	$ 13,123

At December 31, 2005 and 2004, variable rate FFEL Program loans in the amounts of $1,088.2 million and $1,032.8 million, respectively, have been committed, but not disbursed. In addition, the Company has forward purchase agreements with investment-grade counterparties, including CBNA, that obligate the Company to purchase all eligible loans offered for sale and/or originated by the other party. At December 31, 2005, the Company’s commitments with schools, universities and other entities obligated the Company to purchase $802.7 million of loans in the future. In addition, the Company had commitments of $139.7 million to sell certain portfolios of loans to third parties in the future.

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

Amendments to the Act have reduced the net interest spread earned on the FFEL Program guaranteed student loan portfolio as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. The provisions of the Deficit Reduction Act may subject the Company to further reductions in FFEL Program loan subsidies and reduced interest margins.

17 FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Certain Hybrid Financial Instruments
On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The Company has not yet decided whether it will early adopt SFAS 155 and is still assessing the impact of this change in accounting.

Other-than-Temporary Impairment
On March 31, 2004, the FASB ratified EITF 03-1, The Meaning of Other-than-Temporary Impairment and its Applications to Certain Investments. EITF 03-1 applies to other-than-temporary impairment valuations for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as well as nonmarketable equity securities accounted for under the cost method. EITF 03-1 was initially scheduled to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intention to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing proposed implementation guidance related to this topic. EITF Issue No. 03-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

18 SUBSEQUENT EVENTS

On February 8, 2006, the Deficit Reduction Act, L. 109-171, was signed into law by President Bush. The Deficit Reduction Act addressed a number of budget-related higher education matters that modify certain provisions of the Higher Education Act. In particular, it imposes a 1% risk-sharing deductible for default claims submitted for reimbursement on or after July 1, 2006 on loans serviced by Exceptional Performers, such as the Company. Loans serviced by Exceptional Performers had previously not been subject to risk-sharing deductibles. The Company is also subject to other student loan provisions of the Deficit Reduction Act that may adversely affect the Company's operating results.

19 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)
2005
Net interest income	$111,862	$123,234	$129,050	$128,895
Provision for loan losses Net interest income after provision for loan losses	(5,329) 106,533	(2,427) 120,807	(4,799) 124,251	(602) 128,293
Gain on sale of loans	54,961	49,719	48,009	27
Fee and other income	8,211	4,631	(8,930)	(808)
Total operating expenses	(40,902)	(39,846)	(40,273)	(27,934)
Income taxes	(49,842)	(52,353)	(47,616)	(33,443)
Income before extraordinary item	78,961	82,958	75,441	66,135
Extraordinary item	----	----	5,465	----
Net income	$ 78,961	$ 82,958	$ 80,906	$ 66,135
Basic and diluted earnings per common share
Income before extraordinary item	$ 3.95	$ 4.15	$ 3.78	$ 3.31
Extraordinary item	----	----	0.27	----
Net Income	$ 3.95	$ 4.15	$ 4.05	$ 3.31
Dividends declared per common share	$ 1.08	$ 1.08	$ 1.08	$ 1.08
Common stock price:
High	$ 241.50	$ 236.88	$ 230.50	$ 210.01
Low	$ 205.00	$ 214.50	$ 186.80	$ 162.50
Close	$ 209.23	$ 236.88	$ 219.80	$ 209.01
2004
Net interest income	$143,042	$145,356	$141,546	$131,052
Provision for loan losses Net interest income after provision for loan losses	(1,499) 141,543	(1,194) 144,162	(3,061) 138,485	(2,235) 128,817
Gain on sale of loans	13,132	355	1,850	8,137
Fee and other income	4,169	4,617	3,309	5,909
Total operating expenses	(39,453)	(34,754)	(29,302)	(28,754)
Income taxes	(46,650)	(44,691)	(44,676)	(41,249)
Net income	$ 72,741	$ 69,689	$ 69,666	$ 72,860
Basic and diluted earnings per common share	$ 3.64	$ 3.48	$ 3.48	$ 3.64
Dividends declared per common share	$ 0.90	$ 0.90	$ 0.90	$ 0.90
Common stock price: High Low Close	$ 186.69 $ 139.42 $ 184.00	$ 149.99 $ 130.31 $ 141.75	$ 157.90 $ 136.50 $ 136.50	$ 158.21 $ 143.15 $ 155.01

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005, Commission File Number 1-11616.

The Company is incorporated in the State of Delaware; its I.R.S. Employer Identification Number is 16-1427135; the address of the principal executive offices is 750 Washington Boulevard, Stamford, CT 06901; and its phone number is (203) 975-6861.

The Company’s common stock is registered pursuant to section 12(b) of the Securities Exchange Act of 1934 and listed on the New York Stock Exchange under the ticker symbol “STU”.

The Company is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933).

The Company is required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

The Student Loan Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in the Company’s 2006 Proxy Statement incorporated by reference in Part III of this Form 10-K, or in any amendment to this Form 10-K.

The Company is a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The Company is not a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on February 17, 2006 was approximately $884 million. On that date, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2006 Proxy Statement.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:
•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Beckmann, Doynow, Drake, Glover, Handler, Levinson, Mudick, Williams and Dunn.
•	Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission. Stockholders may obtain copies of that index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT 06901 or on the Internet at www.studentloan.com.

Financial Statements filed for The Student Loan Corporation:
•	Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003
•	Consolidated Balance Sheet as of December 31, 2005 and 2004
•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
•	Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2005 results.

Part I		Page

Item 1	Business	1, 20-25
Item 1A	Risk Factors	26-28
Item 1B	Unresolved Staff Comments	None
Item 2	Properties	25
Item 3	Legal Proceedings	25
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	70
Item 6	Selected Financial Data	71
Item 7	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	1-19
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	16-18
Item 8	Consolidated Financial Statements and Supplementary Data	36-64
Item 9	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	None
Item 9A	Controls and Procedures	32
Item 9B	Other Information	None

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV

Item 15	Exhibits, Financial Statement Schedules	66,72

Availability of SEC Filings		70

* The Student Loan Corporation’s 2006 Proxy Statement that responds to information required by Part III of Form 10-K is incorporated by reference into this Annual Report and Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Student Loan Corporation
(Registrant)

/s/ Daniel P. McHugh
Daniel P. McHugh
Chief Financial Officer
March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

The Student Loan Corporation’s Principal Executive Officer, a Director and Attorney-in-Fact:

/s/ Michael J. Reardon
Michael J. Reardon
March 15, 2006

The Student Loan Corporation’s Principal Financial and Accounting Officer:

/s/ Daniel P. McHugh
Daniel P. McHugh
March 15, 2006

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing
Michael J. Reardon their attorney-in-fact, empowering him to sign this report on their behalf:

                Bill Beckmann         Michael Dunn            Carl E. Levinson
                Gina Doynow          Glenda B. Glover        Stephanie Mudick
                Rodman Drake         Evelyn E. Handler      Simon Williams

DIRECTORS and EXECUTIVE OFFICERS

Directors	Executive Officers

Bill Beckmann	Michael J. Reardon
President	Chief Executive Officer and President
CitiMortgage, Inc
Mark Gilder
Gina Doynow	Chief Operating Officer
Vice President
Citibank, N.A.	Daniel P. McHugh
Chief Financial Officer
Rodman L. Drake
Managing Partner	John P. McGinn
CIP Management	Chief Risk Officer

Michael Dunn	Catherine A. Birch*
Chief Financial Officer	Vice President, Secretary and General Counsel
Citigroup Global Consumer Group

Dr. Glenda B. Glover
Dean of the School of Business
Jackson State University

Dr. Evelyn E. Handler
Retired
President of the University of New Hampshire
President of Brandeis University

Carl E. Levinson
Division Executive
Citigroup Consumer Lending Group

Stephanie B. Mudick
Executive Vice President
Citigroup Global Consumer Group

Michael J. Reardon
Chairman
Chief Executive Officer and President
The Student Loan Corporation

Simon Williams
Executive Vice President
Citigroup Global Consumer Group

* Ms. Birch was succeeded as Vice President, Secretary and General Counsel of the Company on March 6, 2006 by Christine Y. Homer.

STOCKHOLDER INFORMATION

Investor Relations
Electronic or paper copies of the Company's Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6292. Investor relations information is also available on the Company’s website at http://www.studentloan.com by clicking on the “Investors” page.

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

Corporate Governance Materials
The following materials, which have been adopted by the Company, are available free of charge on the Company’s website at http://www.studentloan.com under the "Board and Management" page or by writing to the Director of Investor Relations (see Investor Relations above): the Company’s (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit committee, and (b) the compensation committee. The code of ethics for financial professionals applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company’s website.

NYSE Certification
Because the Company’s common stock is listed on the NYSE, the Company’s chief executive officer is required to make, and he has made, annual certifications to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer made his annual certifications to that effect to the NYSE as of June 7, 2005.

Customer Service
For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting
The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 18, 2006 at the Waldorf-Astoria Hotel, 301 Park Avenue, New York, NY.

Transfer Agent and Registrar
The Company’s transfer agent and registrar is Citibank Stockholder Services, P.O. Box 43077, Providence, RI 02940-3077. Their toll free number is (877) 248-4237 and their fax line is (201)324-3284. They may also be contacted by e-mail at Citibank@shareholders-online.com

Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”. The number of holders of record of the common stock at January 31, 2006 was 47.  See quarterly information on the Company's common stock on page 71.

FINANCIAL HIGHLIGHTS
	Years ended December 31
(Dollars in millions, except per share amounts and where otherwise indicated)	2005	2004	2003	2002	2001
STATEMENT OF INCOME DATA
Net interest income	$ 493.0	$ 561.0	$ 454.5	$ 393.3	$ 316.5
Gain on loans sold or securitized	152.7	23.5	---	5.8	---
Total operating expenses	149.0	132.3	114.0	107.5	91.0
Net income	$ 309.0	$ 285.0	$ 212.2	$ 175.5	$ 135.4
BALANCE SHEET DATA (as of December 31)
Loans	$25,145.8	$24,888.6	$23,225.3	$20,535.9	$18,237.0
Total assets	25,987.7	25,452.8	23,703.9	21,004.4	18,716.6
Short-term borrowings	10,781.1	20,986.0	9,973.1	15,789.9	15,383.8
Long-term borrowings	13,200.0	2,800.0	12,350.0	4,000.0	2,200.0
Total stockholders’ equity	$ 1,361.8	$ 1,146.9	$ 931.3	$ 765.0	$ 651.7
EARNINGS DATA
Cash dividends declared per common share	$ 4.32	$ 3.60	$ 3.08	$ 2.80	$ 2.80
Basic and diluted earnings per common share	$ 15.45	$ 14.25	$ 10.61	$ 8.77	$ 6.77
Net interest margin (1)	1.87%	2.28%	2.04%	2.02%	1.83%
Total operating expenses as a percentage of average managed student loans	0.51%	0.53%	0.50%	0.55%	0.53%
Return on average equity	24.8%	27.3%	24.9%	24.7%	22.4%
OTHER
Average loans	$ 26,305	$ 24,558	$ 22,275	$ 19,481	$ 17,297
Average managed loans	$ 29,237	$ 25,158	$ 22,689	$ 19,690	$ 17,297
Average number of managed loans serviced (thousands)	4,255	4,233	4,143	4,066	3,605
FFEL Program Stafford and PLUS Loan disbursements (2)	$ 3,225	$ 3,057	$ 2,717	$ 2,274	$ 1,973
CitiAssist Loans under commitments to purchase (3)	$ 773	$ 691	$ 533	$ 502	$ 307
FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loans
under commitments to purchase	$ 4,002	$ 3,748	$ 3,250	$ 2,776	$ 2,280
Loan procurement activity	$ 7,459	$ 4,564	$ 3,936	$ 3,958	$ 2,765
Book value per share (as of December 31)	$ 68.09	$ 57.35	$ 46.57	$ 38.25	$ 32.59
Common stock price (4)
High	$ 241.50	$ 186.69	$ 146.00	$ 101.15	$ 83.20
Low	$ 162.50	$ 130.31	$ 90.91	$ 74.90	$ 52.50
Close	$ 209.23	$ 184.00	$ 146.00	$ 97.80	$ 80.60
Total number of employees (as of December 31)	551	526	466	397	360

(1)	Amount is calculated by dividing annual net interest margin by the average loans for the period.
(2)	Amounts do not include Federal Consolidation Loan volume, which is reflected in Loan procurement activity in the table.
(3)
CitiAssist Loans are originated by Citibank and are committed to be purchased by the Company after final disbursement. CitiAssist Loans of $1,484 million, $1,183 million, $966 million, $712 million and $489 million were purchased by the Company in 2005, 2004, 2003, 2002 and 2001, respectively, and are included in the Loan procurement activity line. As of December 31, 2005, all CitiAssist Loan disbursements had been purchased from Citibank except for $773 million of 2005 disbursements that will be purchased in 2006.

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

10.2.7
Amendment No. 6, dated as of June 22, 2005, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (File No. 1-11616).

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

10.4.3
Amendment No. 3, dated as of January 20, 2005, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.4.3 to the Current Report on Form 8-K filed January 24, 2005 (File No. 1-11616).

10.5
Facilities Occupancy, Management and Support Service Agreement, dated as of January 1,1998, by and between the Company, CNYS and Citicorp North America, Inc., incorporated by reference to Exhibit 10.5 to the Company’s 2001 Annual Report on Form 10-K (File No. 1-11616).

10.6
Retention Agreement for Sue F. Roberts, dated April 28, 2003, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 1-11616).

10.6.1
Letter Agreement, dated as of February 11, 2005, by and between the Company and Sue F. Roberts, incorporated by reference to Exhibit 10.6.1 to the Company’s 2004 Annual Report on Form 10-K (File No. 1-11616).

10.7
Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s 2002 Annual Report on Form 10-K (File No. 1-11616).

24.1*	Powers of Attorney of The Student Loan Corporation’s Directors Beckmann, Doynow, Drake, Dunn, Glover, Handler, Levinson, Mudick, and Williams.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith