Form 10-Q
period 2006-03-31
STUDENT LOAN CORP
filed 2006-05-09
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(203) 975-6320
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On April 30, 2006, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at studentloan.com

Form 10-Q

Table of Contents

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three-Month Periods Ended March 31, 2006 and 2005	3

		Consolidated Balance Sheet as of March 31, 2006 (Unaudited) and December 31, 2005	4

		Consolidated Statement of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2006 and 2005	5

		Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Three-Month Periods Ended March 31, 2006 and 2005	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 18

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 30

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4 -	Controls and Procedures	32

Part II	Other Information

	Item 1A-	Risk Factors	33-35

	Item 5 -	Other Information	36

	Item 6 -	Exhibits	36

Signature			37

Exhibit Index			38-39

PART I   CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
REVENUE
Interest income	$ 376,918	$ 282,936
Interest expense to principal shareholder	269,819	154,041
Net interest income	107,099	128,895
Less: provision for loan losses	(6,140)	(602)
Net interest income after provision for loan losses	100,959	128,293
Gains on sale of loans	6,751	25
Fee and other income/(loss)	5,149	(806)
Total revenue, net	112,859	127,512

OPERATING EXPENSES
Salaries and employee benefits	12,711	11,413
Other expenses	24,850	16,521
Total operating expenses	37,561	27,934
Income before income taxes	75,298	99,578
Income taxes	29,143	33,443
NET INCOME	$ 46,155	$ 66,135

DIVIDENDS DECLARED	$ 21,600	$ 21,600

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$ 2.31	$ 3.31
(based on 20 million average shares outstanding)

DIVIDENDS DECLARED PER COMMON SHARE	$ 1.08	$ 1.08
OPERATING RATIOS
Net interest margin	1.68%	2.03%
Operating expenses as a percentage of average managed student loans	0.49%	0.41%
Return on Average Equity	13.6%	23.0%

See accompanying notes to the consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Federally insured student loans	$ 17,812,247	$ 17,508,605
Private education loans	5,014,997	4,812,443
Deferred origination and premium costs	722,569	706,736
Less: allowance for loan losses	(9,387)	(4,990)
Student loans, net	23,540,426	23,022,794
Other loans and lines of credit	108,880	50,085
Loans held for sale	2,555,923	2,067,937
Cash	517	1,152
Other assets	920,096	845,729

Total Assets	$ 27,125,842	$ 25,987,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal shareholder	$ 13,838,900	$ 10,781,100
Long-term borrowings, payable to principal shareholder	11,200,000	13,200,000
Deferred income taxes	280,246	289,843
Other liabilities	416,910	354,909

Total Liabilities	25,736,056	24,625,852

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,275	139,383
Retained earnings	1,248,311	1,222,262

Total Stockholders' Equity	1,389,786	1,361,845

Total Liabilities and Stockholders' Equity	$ 27,125,842	$ 25,987,697

AVERAGE OWNED LOANS	$ 25,889,746	$ 26,305,182
(year-to-date)
AVERAGE MANAGED LOANS	$ 31,246,516	$ 29,273,135
(year-to-date)
MANAGED LOANS AT END OF PERIOD	$ 31,501,260	$ 30,573,499
(year-to-date)

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 46,155	$ 66,135
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	3,226	3,261
Amortization of servicing asset	-	881
Amortization of deferred loan origination and purchase costs	37,422	26,576
Provision for loan losses	6,140	602
Deferred tax (benefit)/provision	(10,539)	14,624
Gain on sale of loans	(6,751)	(25)
Loss on valuation of residual interests designated as trading	4,944	-
Loss on valuation of servicing assets	3,242	-
Disbursements of loans for resale	-	(24,878)
Secondary market and other loan procurement activity for resale	(8,658)	(7,844)
Impairment loss on residual interests in securitized assets	685	5,702
Impairment loss on servicing assets in securitized assets	-	267
(Increase) in accrued interest receivable	(62,122)	(48,963)
(Increase) in other assets	(19,255)	(997)
Increase/(decrease) in other liabilities	63,893	(43,151)

Net cash provided by/(used in) operating activities	58,382	(7,810)

Cash flows from investing activities:
Disbursements of loans	(1,275,882)	(1,156,030)
Secondary market and other loan procurement activity for portfolio	(1,328,054)	(1,379,916)
Loan reductions	1,353,746	1,104,876
Deferral of loan origination costs and purchase premiums	(65,856)	(74,394)
Proceeds from loans sold	223,479	775
Cash received on residual interests in securitized assets	-	6,050
Capital expenditures on equipment and computer software	(2,650)	(4,721)

Net cash used in investing activities	(1,095,217)	(1,503,360)

Cash flows from financing activities:
Net increase in borrowings with original maturities of one year or less	1,057,800	4,683,100
Repayments of borrowings with original terms of one year or more	-	(3,150,000)
Dividends paid to stockholders	(21,600)	(21,600)

Net cash provided by financing activities	1,036,200	1,511,500

Net (decrease)/increase in cash	(635)	330
Cash - beginning of period	1,152	628

Cash - end of period	$ 517	$ 958

Supplemental disclosure:
Cash paid for:
Interest	$254,022	$132,768
Income taxes, net	$ 26,506	$ 53,777

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,583	$ 139,376
Capital contributions and other changes	1,892	73
Balance, end of period	$ 141,475	$ 139,449

RETAINED EARNINGS
Balance, beginning of period	$1,222,262	$ 999,702
Cumulative effect of adoption of accounting standard, net of taxes of $941 in 2006	1,494	-
Net income	46,155	66,135
Common dividends declared, $1.08 per common share in both 2006 and 2005	(21,600)	(21,600)
Balance, end of period	$1,248,311	$1,044,237

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ -	$ 7,829
Net change in unrealized losses on investment securities, net of taxes of $(984) in 2005	-	(1,434)
Balance, end of period	$ -	$ 6,395

TOTAL STOCKHOLDERS' EQUITY	$1,389,786	$1,190,081

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 46,155	$ 66,135
Changes in equity from nonowner sources, net of taxes	-	(1,434)
Total changes in equity from nonowner sources	$ 46,155	$ 64,701

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006

1.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Educational Loan Center, Inc. (ELC). All intercompany balances and transactions have been eliminated.

The financial information of the Company as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles. The results for the three-month period ended March 31, 2006 may not be indicative of the results for the full year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report and Form 10-K.

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on the results of operations as previously reported.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, ELC. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act).

Loan purchase premiums and origination costs are deferred and amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. All CitiAssist Loan insurance costs as well as origination costs on internally serviced Federal Family Education Loan (FFEL) Program loans with a first disbursement on or after April 1, 2005 are deferred and amortized to interest income as yield adjustments on a loan-by-loan basis using the interest method. Also, premiums and referral fees paid on CitiAssist Loans disbursed on or after March 17, 2006 are deferred and amortized to interest income on a loan-by-loan basis.  Premiums and origination costs on other of the Company's loans are deferred and amortized as yield adjustments to interest income on an aggregate loan pool basis in proportion to and over the period of estimated net interest income, which approximates the interest method.

The expected weighted average lives of loans with costs accounted for on a pool basis are determined by several factors, the most significant of which is anticipated future prepayments. Expected life, which is initially determined and may subsequently be revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different pooled portfolios based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayments in the calculation of weighted average expected life. If a difference arises between the

Company’s anticipated prepayments and the actual prepayment rates experienced, the Company recalculates the effective spread to reflect actual payments to date, with a corresponding adjustment of deferred costs through current period interest income. In addition, the expected future weighted average lives of these loans are reviewed periodically and any difference between the amortization that would have been recognized using the new estimates of future weighted average lives instead of the past estimates are adjusted through current period interest income to arrive at the balance that would have been remaining had the new effective spread been applied since loan inception or acquisition date. Anticipated future prepayments of these loans are reviewed quarterly.

Loans

Loans primarily consist of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and recognized as yield adjustments to interest income using either an aggregate loan pool basis or a loan-by-loan basis.

The Company also has a portfolio of alternative private loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers and/or are covered under other risk-sharing agreements with key schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income using either an aggregate loan pool basis or a loan-by-loan basis.

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an uninsured CitiAssist Loan reaches 90 days of delinquency, or (3) an insured CitiAssist Loan reaches 150 days of delinquency. The Company immediately writes off the principal corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency, the guaranteed principal of FFEL Program loans at 450 days of delinquency, the uninsured portion of CitiAssist Loans at 120 days of delinquency, and the insured portion of the CitiAssist Loans at 210 days of delinquency. For the loans or portions of loans written off, the Company charges off the outstanding principal balance to the allowance for loan losses and reduces interest income by the amounts of accrued, uncollected interest. Recoveries on loans previously charged off are recorded as increases to the allowance for loan losses. Accrual of interest is resumed when the loan guarantee is reinstated.

Allowance for Loan Losses

Most of the Company’s FFEL Program and private loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for loans in which the principal and interest are not 100% covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the 2% risk-sharing provisions of the Higher Education Act, (2) the portion of the FFEL Program portfolio serviced by Exceptional Performers which will be subject to 1% risk-sharing for default claims submitted on or after July 1, 2006, and (3) the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the benefits of any risk-sharing agreements with third parties. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses.

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

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales
The Company accounts for its whole loan sales in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS 140). In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must either have been isolated from the seller, if in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the sale accounting rules of SFAS 140 require the Company to relinquish effective control over the loans sold as of the sale date.

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

The Company accounts for its securitization transactions in accordance with the provisions of SFAS 140. For the securitization of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, if in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the purchaser must be a qualifying special purpose entity (QSPE) meeting certain significant restrictions on its activities, its investors must have the right to sell their ownership interests in the entity, and the seller must not continue to control the assets transferred either through an agreement to repurchase them or by the right to cause the assets to be returned (known as a call option). A securitization of financial assets that meets these sale requirements is removed from the Company’s consolidated balance sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing and the assets remain on the Company’s consolidated balance sheet. In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is obtained. For sale treatment to be appropriate, the legal opinion must state that the assets transferred are legally isolated from the seller and would not be consolidated with the Company’s other assets in the event of the SPE’s insolvency. Gains or losses realized on securitizations depend primarily on the previous carrying value of the transferred loans, which is allocated between the relative fair values of the loans sold and the interests retained, comprised of residual and servicing assets.

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

Residual interests retained in the securitizations are recorded in other assets at fair value. The Company’s estimate of fair value is based on the present value of the estimated cash flows expected to be generated from the loans sold to the trusts in excess of the estimated note interest and other expenses expected to be paid by the trusts. Initial and subsequent measurements of the fair values of the residual interests are performed using a discounted cash flow model that incorporates management’s best estimates of key assumptions, including prepayment speeds, discount rates, and borrower benefits. Borrower benefits are interest rate and/or principal reductions that are granted to borrowers with qualifying loans.

The Company accounts for the residual interests as investments in debt securities that are either classified as available-for-sale or trading in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, depending on the designation at the time of securitization. The Company accounts for the residual interests from the 2004 securitization as investments in available-for-sale securities and its residual interests from the 2005 securitizations as investments in trading securities, in accordance with their designation at the time of securitization. Temporary changes in fair value for residual interests accounted for as available-for-sale securities are recorded, net of applicable income taxes, in accumulated other changes in equity from non-owner sources and are reflected in the yield on a prospective basis. Declines in fair value that are determined to be other than temporary are charged to earnings in Fee and other income. Changes in the fair value of residual interests accounted for as trading securities are reflected in Fee and other income.

The fair values of residual interests are determined after interest is accreted on an effective yield basis. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, interest is accreted on the residual interests. Accreted interest is recorded in Interest income.

The Company also maintains certain servicing rights in the assets securitized. Prior to January 1, 2006, unamortized servicing rights, which were recorded in Other assets, were initially recorded at an amount equal to the allocated basis of the estimated future servicing revenue that would be received in excess of the fair market value of such services, based on their relative fair values at the date of securitization. These servicing assets were amortized in proportion to and over the period of estimated net servicing income and were recorded at the lower of amortized cost or fair value. The Company receives servicing income from the securitization trusts, which is included in Fee and other income.

Effective January 1, 2006, the Company elected to early-adopt SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB statement No. 140 (SFAS 156). In accordance with SFAS 156, the Company was permitted to choose a measurement method to value its servicing assets and decided to change from the amortized cost method to the fair value measurement method. In order to convert to the fair value method, effective January 1, 2006 the Company recorded a cumulative effect adjustment through retained earnings for the difference between the fair value and the carrying value of its servicing assets. Also, the Company recorded the first quarter 2006 change in fair value of its servicing assets in Fee and other income.

Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated loan sale requirements for the next three months. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value. For the three-month periods ended March 31, 2006 and 2005, market value exceeded cost. Thus, no valuation allowance was necessary.

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

2.	New Accounting Standards

Accounting for Certain Hybrid Financial Instruments
On January 1, 2006, the Company elected to early-adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). In accordance with this standard, hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments, may be accounted for at fair value, with the charge recorded to current earnings. The Company’s early adoption of SFAS 155 on January 1, 2006 had no impact on its results of operations, as the Company had already been accounting for the hybrid financial instruments at fair value.

Accounting for Servicing of Financial Assets
On January 1, 2006, the Company elected to early-adopt SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment to SFAS No. 140 (SFAS 156). This pronouncement permits an election to remeasure servicing rights at fair value, with the changes in the fair value being recorded in current earnings. Upon adoption, the Company chose the fair value measurement method for recording its servicing assets and increased its beginning of the period retained earnings by a $1.5 million after tax cumulative effect adjustment to reflect its student loan servicing assets at fair value at January 1, 2006. The Company also recorded a $3.2 million pretax charge to Fee and other income in the first quarter of 2006 to record the valuation adjustment of the servicing asset for the quarter.

3.	Student Loans

The Company’s portfolio of student loans primarily consists of FFEL Program guaranteed student loans authorized by the Department under the Higher Education Act, as well as CitiAssist Loans originated through a private alternative student loan program. CitiAssist Loans are generally insured by private third-party insurers.

The Company’s loans are summarized by program type as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Federal Stafford Loans	$8,481,786	$8,374,721
Federal Consolidation Loans	8,325,141	8,177,635
Federal SLS/PLUS/HEAL Loans	1,005,320	956,249
CitiAssist Loans	5,014,917	4,812,361
Other alternative loans	80	82
Total student loans held, excluding deferred costs	22,827,244	22,321,048
Deferred origination and premium costs	722,569	706,736
Student loans held	23,549,813	23,027,784
Less: allowance for loan losses	(9,387)	(4,990)
Student loans held, net	23,540,426	23,022,794
Loans held for sale, primarily Federal Consolidation Loans, excluding deferred costs	2,517,642	2,039,728
Deferred origination and premium costs	38,281	28,209
Loans held for sale	2,555,923	2,067,937
Other loans and lines of credit	108,880	50,085
Total loan assets	$26,205,229	$25,140,816

Delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on CitiAssist Loans, including delinquency and insurance coverage, are shown in the table below:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Total CitiAssist Loans	$5,014,917	$4,812,361
CitiAssist Loans in repayment	$2,478,108	$2,541,869
CitiAssist Loans in forbearance	$201,818	$193,383
CitiAssist Loans delinquent 30 - 89 days as a % of total CitiAssist Loans in repayment	2.0%	1.8%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	1.0%	0.7%
Allowance for loan losses for CitiAssist Loans	$5,142	$2,997
Total CitiAssist Loans insured by third party insurers(1)	$4,349,496	$4,149,354
Total uninsured CitiAssist Loans(2)	$665,421	$663,007

(1)      The Company is subject to 5% - 20% risk sharing on default claims paid on these loans.  Therefore, the insurer reimburses the Company
           80% - 95% of  the approved claim amounts.
(2)      Of the uninsured CitiAssist Loans, $551.2 million and $436.9 million  at March 31, 2006 and December 31, 2005,  respectively, were covered for between 50% and 100% of the losses up to 8% of the loss amount under risk-sharing agreements with schools and universities.

4.	Other Assets

Other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Accrued interest receivable:
from student loan borrowers/others	$426,125	$382,181
from federal government	151,910	133,732
Residual interests in securitized assets (note 9)	187,299	188,454
Servicing asset from securitization activity (note 9)	75,977	76,784
Equipment and computer software(1)	46,655	47,231
Other	32,130	17,347
Total other assets	$920,096	$845,729

(1)      Amount includes $40.5 million and $40.8 million of capitalized internally developed software At March 31, 2006 and December 31, 2005, respectively.  These internally developed software amounts are reflected net of accumulated amortization of $28.9 million and $26.4 million at March 31, 2006 and December 31, 2005, respectively.

5.	Fee and Other Income/(Loss)

A summary of Fee and other income follows:

	Three-month period ended
(Dollars in thousands)	March 31,
	2006	2005
Valuation adjustment on residual interests	$(4,944)	$-
Valuation adjustment on servicing assets	(3,242)	-
Mark-to-market gains on options and interest rate derivatives	2,877	-
Servicing fees on securitized assets (net of amortization for 2005)	6,880	1,006
Fees for originating and servicing CitiAssist Loans for CBNA	1,870	1,694
Servicing asset impairments	-	(267)
Residual interest impairments	(685)	(5,702)
Late fees	2,206	2,355
Other	187	108
Total fee and other income/(loss)	$5,149	$(806)

6.	Related Party Transactions

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

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, respectively.

	Three-month period
	ended
(Dollars in thousands)	March 31,
	2006	2005
Revenues Interest expense	$269,819	$154,041
Fee and other income (Note 5)	1,870	1,694
Operating Expenses Salaries and employee benefits Employee benefits and administration	$1,963	$2,173
Stock-based compensation	382	218
Other expenses
Servicing, professional and other fees paid	$9,726	$8,980
Data processing and communications	1,557	1,614
Premises, primarily rent	731	619
Other	373	497

CBNA Omnibus Credit Agreement
The Company had outstanding short- and long-term unsecured borrowings with CBNA of $13.8 billion and $11.2 billion, respectively, at March 31, 2006 and $10.8 billion and $13.2 billion, respectively, at December 31, 2005, incurred under the terms of the Omnibus Credit Agreement with CBNA. This agreement provides for up to $30 billion in total credit at March 31, 2006.

Interest accrued on the Company’s fundings with CBNA are reflected in Interest expense in the table above.

Interest Rate Derivative Agreements
During the three-month periods ending March 31, 2006 and 2005, the Company entered into several interest rate derivative agreements with CBNA to manage its interest rate risk exposure. Interest paid or received on these interest rate derivative agreements are reflected in Interest expense in the table above. Also, as of March 31, 2006, the Company was a party to several interest rate options with CBNA. The derivatives, which mature January 1, 2016, had a $8.5 million fair value and a $4.3 billion notional value at March 31, 2006. For further information on the Company’s derivatives, see Note 7.

Servicing Fees Earned
The Company earned loan origination and servicing revenue for work performed by the Company on CitiAssist Loans held by CBNA prior to purchase by the Company. This revenue is in Fee and other income in the table above.

Servicing Expenses
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the Company’s loan originations and servicing work on the Company’s FFEL program amd alternative loan portfolios were performed through the provisions of intercompany agreements with affiliates of Citigroup.

CBNA Tax-sharing Agreement
The Company shares with CBNA 50% of the deferred tax assets resulting from the payments made to Citibank (New York State) (CNYS) in 1992 by the Company in exchange for the transfer of assets to the Company and the execution of a non-competition agreement. In 2003, CNYS merged with CBNA and CBNA became a party to the tax-sharing agreement. For the three-month periods ended March 31, 2006 and 2005, $0.2 million and $0.3 million, respectively, were paid to CBNA under the tax-sharing agreement. At March 31, 2006, the Company had a remaining liability under this agreement of $2.5 million recorded in other liabilities. The Company is also included in the consolidated federal income tax return of Citigroup, and is included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries. For the three-month periods ended March 31, 2006 and 2005, the Company paid $26.5 million and $53.7 million, respectively, to CBNA for tax allocation payments. These tax allocation expenses are reflected in the Company’s tax provision.

Other Intercompany Arrangements
Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including employee stock-based compensation plans, cash management, data processing and communication, employee benefits and administration, and premises, primarily rent. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

7.            Interest Rate Derivative Agreements

From time to time, the Company enters into interest rate derivative agreements to manage its interest rate risk exposure resulting from interest rate variability between the rates paid on its borrowings (based on London Interbank Offered Rate, or LIBOR) and received on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate). Derivative agreements are commitments to make cash settlements to counterparties at specified future dates, based on differentials between specified financial indices, as applied to a notional principal amount.

During the three-month period ended March 31, 2006, the Company entered into a short term interest rate derivative with CBNA, an investment-grade counterparty, that was not designated as a hedge and, therefore, did not qualify for hedge accounting treatment under SFAS 133. The derivative agreement had a notional amount of $2.0 billion at March 31, 2006. The derivative, which matures January 1, 2007, had a $0.3 million fair value at March 31, 2006. Changes in the fair value of the derivative are recorded in Fee and other income.

At March 31, 2006, the Company was a party to several sold option agreements with CBNA. These option agreements were liabilities with a fair value of $8.5 million and a notional amount of $4.3 billion at March 31, 2006. At December 31, 2005, the options had a fair value of $6.1 million and a $2.0 billion notional amount. These option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. Changes in the fair value of the options are recorded in Fee and other income.

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

The Company had no securitization transactions in the first quarter of either 2006 or 2005.

The following table reflects amounts and activities related to the Company’s securitizations at March 31, 2006 and December 31, 2005:

(Dollars in thousands)	2006	2005
Total student loan assets in trusts	$5,286,645	$5,427,693
Residual interests	187,299	188,454
Servicing assets	75,977	76,784
Receivable from trusts for servicing	2,223	1,776
Payable to trusts for student loan payments	1,345	1,007

The following table reflects amounts received from the securitization trusts for the first three months of 2006 and 2005:

(Dollars in thousands)	2006	2005
Cash received from trust for servicing	$6,433	$1,898
Cash received from trust on residual	-	6,050

The changes in the Company’s residual interests during the three-month periods ended March 31, 2006 and 2005 are summarized in the table below:

(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$188,454	$72,733
Accreted interest	4,474	1,640
Cash flows from trusts	-	(6,050)
Temporary change in fair value of available-for-sale securities	-	(2,418)
Valuation adjustment on trading securities	(4,944)	-
Impairment of 2004 trust	(685)	(5,702)
Balance at end of period	$187,299	$60,203

The residual interest in the 2004 Trust is accounted for as an investment in available-for-sale securities. The residual interests in the 2005 Trusts are accounted for as trading securities.

The Company continues to service the loan portfolios after they have been securitized and considers the securitized portfolios to be part of the portfolio that it manages. At March 31, 2006, the Company’s managed loans included $865.8 million of loans that were 90 or more days delinquent, of which $728.6 million were in the Company’s owned portfolio and $137.2 million were in securitized portfolios. At December 31, 2005, managed loans included $879.3 million loans that were 90 or more days delinquent, of which $742.6 million were in the Company’s owned portfolio and $136.7 million were in securitized portfolios.

Changes in the Company’s servicing assets during the three-month periods ended March 31, 2006 and 2005 are presented below.   During the first quarters of 2006 and 2005, the Company earned $6.9 million and $1.9 million, respectively, of revenue, gross of amortization, for servicing the trust portfolios. Failure to service the loans in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing fees.

(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$76,784	$28,177
Cumulative effect adjustment	2,435	-
Other-than-temporary impairment	-	(267)
Valuation adjustment	(3,242)	-
Amortization	-	(881)
Balance at end of period	$75,977	$27,029

The cumulative effect adjustment in the table above was related to the adoption of SFAS 156. See notes 1 and 2 for further information. The valuation adjustment in the table above primarily represents the time value decay of the servicing asset. Prior to the adoption of SFAS 156, this adjustment was recorded as amortization. The valuation adjustment related to changes in loan balances and assumptions.

The key assumptions used to value the residual interests for the securitization trusts at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Discount rate	10.0%	10.0%
Consolidation prepayment rates	Up to 10.0% in 6 to	Up to 10.0% in 6 to
	10 years	10 years
Anticipated net credit losses	0.08% to 0.11%	0.00%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.10%
Borrower Benefits - Automated Clearing House	18.0% to 41.5%	18.0% to 39.7%
Borrower Benefits - On time payments	14.5% to 33.5%	14.5% to 33.0%

The key assumptions used to value the servicing assets for the securitization trusts at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Discount rate	6.1%	6.0%
Consolidation prepayment rates	Up to 10.0% in 6 to 10 years	Up to 10.0% in 6 to 10 years
Anticipated net credit loss	0.08% to 0.11%	0.00%
Servicing margin	26 basis points	26 basis points

The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive a 1% rate reduction if they make 36, 48 or 60 consecutive on time payments, depending on the program, and continue to make on time payments.

Since the Company receives risk-sharing benefits as an Exceptional Performer, the Company used an anticipated net credit loss assumption of 0.08% to 0.11% for the securitized loans at March 31, 2006 and 0% at December 31, 2005. The increase in the anticipated net credit loss assumption for 2006 reflects changes in the Exceptional Performer provisions implemented under the Deficit Reduction Act, which was enacted in February 2006. These provisions impose a 1% risk-sharing deductible on default claims submitted by Exceptional Performers. Previously, servicers with this designation were not subject to risk-sharing deductibles. If the Company lost its Exceptional Performer designation, the fair value of the residual interests at March 31, 2006 would decrease by approximately $3.2 million. Also, a change in market interest rates could affect the value of the residual interests.

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at March 31, 2006	$ 187,299	$ 75,977
Discount rate	10.0%	6.1%
10% adverse change	$ (7,472.9)	$ (1,776.8)
20% adverse change	$(14,379.0)	$ (3,480.3)
Consolidation prepayment rate	Up to 10.0% in 6 to	Up to 10.0% in 6 to
	10 years	10 years
10% adverse change	$ (3,673.4)	$ (1,761.6)
20% adverse change	$ (7,215.4)	$ (3,477.7)
Anticipated net credit losses	0.08% to 0.11%	0.08% to 0.11%
10% adverse change	$ (1,325.9)	$ (436.8)
20% adverse change	$ (2,648.6)	$ (884.4)
Servicing margin	-	26 basis points
10% adverse change	-	$ (5,787.0)
20% adverse change	-	$(11,574.1)
Basis spread	0.10%	-
10% adverse change	$ (2,238.9)	-
20% adverse change	$ (4,477.6)	-
Borrower benefits - ACH	18.0% to 41.5%	-
10% adverse change	$ (1,449.8)	-
20% adverse change	$ (2,995.9)	-
Borrower benefits - on time payments	14.5% to 33.5%	-
10% adverse change	$ (3,982.2)	-
20% adverse change	$ (7,973.1)	-

These estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the consolidated financial statements are subject to possible further impairment and may not be fully recoverable.

The Company uses standard industry models to determine the valuation of its residual interests and servicing assets. These models have been validated internally. Each class of servicing assets is valued individually.

10.	Short- and Long-Term Borrowings
The Company’s outstanding borrowings were procured through the terms of an Omnibus Credit Agreement with CBNA.

Approximately $7 billion of the Company's outstanding short- and long-term debt includes various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

11.	Future Application of Accounting Standards

Other-than-Temporary Impairment of Certain Investments
On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that were delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. On November 3, 2005, the FASB issued FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments, revising the guidance in EITF 03-1, which did not have a material impact on the Company’s Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

For a description of certain terms used in this Form 10-Q, see the Company’s 2005 Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 30.

Background of The Student Loan Corporation

The Company is one of the nation’s leading originators and holders of student loans, principally those guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Student Loan Corporation (the Company) originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates and holds student loans that are not insured under the Higher Education Act, primarily CitiAssist Loans.

Management Summary

The Company is a market leader in education finance and offers a full array of student loan products to students and their parents. The Company is committed to providing exceptional service to schools’ financial aid administrators (FAAs) and borrowers, offering competitive and innovative products to students and their families, and maximizing the functionality of its on-line services. The Company differentiates itself from its competitors by offering life of loan servicing on most loans directly originated by it.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and the interest paid on its borrowings (primarily based on LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. The Company’s earnings are also impacted by portfolio growth and floor income, as described below. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate and LIBOR. The Company manages these risks by regularly monitoring interest rates. The Company acts upon fluctuations in the interest rate curves and may enter into interest rate derivative agreements on portions of its portfolio. In declining short-term rate environments, the Company’s net interest income may benefit from floor income, which is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income. See the definition of floor income in Special Allowance and Floor Income on page 25.

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

Critical Accounting Policies

There were no material changes to The Student Loan Corporation’s (the Company’s) critical accounting policies in the first quarter of 2006. The Company considers its accounting policies on revenue recognition, loan accounting, allowance for loan losses and student loan securitizations to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 3 and 9 to the consolidated financial statements or the notes to the consolidated financial statements in the Company’s 2005 Annual Report and Form 10-K.

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, revenues are impacted by the amortization of deferred premium and origination costs and the effect of prepayments on these deferred costs. The Company considers estimates of future prepayments in the calculation of expected life. Estimates of future prepayment speeds are based on a combination of actual past prepayment rates as well as management’s estimate of future consolidation rates, which are influenced by current and future interest rates. Future prepayment speeds are also impacted by whether the underlying Stafford or PLUS Loans are consolidated off-balance sheet (i.e., prepayments) or are retained in the Company’s own portfolio, which is not accounted for as prepayment. In the last few years, higher levels of loan consolidations were experienced as borrowers converted their variable rate loans to fixed rate loans in a rising interest rate environment. This has decreased the weighted average lives of Stafford and PLUS Loans. In addition, higher levels of consolidation loan prepayments have decreased the weighted average lives of consolidation loans in recent years. Management believes that the high consolidation levels will begin to decline after June 30, 2006, when certain interest rate provisions of the Deficit Reduction Act will take effect.

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

Securitization Activity and Off-Balance Sheet Transactions

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

Gains or losses on securitization depend in part on the previous carrying amount of the loans involved in the sale, which is allocated between the loans sold and the interests retained based on the relative fair values at the date of sale. Initial and subsequent measurements of the fair value of the residual interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, and borrower benefits are the key assumptions utilized to measure the fair value of the residual interests. The Company estimates the market discount rate based on a market return on equity for an investment of this type, which was 10% at March 31, 2006 and 2005. Changes in the prepayment rates also impact the valuation of the residual interests. Historical statistics on prepayments and borrower defaults are utilized to estimate prepayment rates. In addition, since the underlying asset class has long maturities, market data is also utilized to predict future prepayment speeds for periods into the future that are longer than the Company’s historical data can predict. The Company uses a loan prepayment ramp curve to predict prepayment speeds. At March 31, 2006, the Company used a ramp that predicts prepayment rates at graduated levels from 0% to 10% in 6 to 10 years. At March 31, 2005, the Company used a prepayment ramp of up to 8% in 10 years. When prepayment rates increase and the average life of the student loan decreases, a corresponding decrease is reflected in the fair value of the residual interests.

The Company was designated as an Exceptional Performer by the Department effective January 1, 2004, in recognition of its exceptional level of performance in servicing FFEL Program loans and currently receives 100% reimbursement on claims submitted for all eligible FFEL Program loans serviced by the Company or its similarly designated servicers and qualifies for exemption from the 2% risk-sharing deductible otherwise imposed with respect to such claim payments. Under the provisions of the Deficit Reduction Act, the Company will be subject to a 1% risk-sharing deductible for loans submitted for default claim on or after July 1, 2006. Previously, eligible loans serviced by Exceptional Performers were not subject to any risk-sharing deductibles. As a result of these Exceptional Performer risk-sharing provisions, the Company recorded a $3.0 million reduction in fair value of its securitization residual interests in the first quarter of 2006. If the Company and its qualified servicers lost their Exceptional Performer designations, the fair value of the residual interests at March 31, 2006 would decrease by an additional $3.2 million.

For further information on the Company’s student loan securitizations, see Note 9 to the consolidated financial statements.

Allowance for Loan Losses

The Company has an allowance for loan losses for those loans or portions of loans in its portfolio that are not 100% insured under government guarantees or private credit insurance. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio subject to the 2% risk-sharing provisions of the Act, as well as the portion of the CitiAssist Loan portfolio subject to deductibles applicable under the credit risk insurance obtained from third parties. Most insured CitiAssist Loans are subject to deductibles of between 5% and 20% of the claim amount. These uninsured CitiAssist Loans, which are fully reserved at 120 days of delinquency, are written off at that time. For information on insured and uninsured CitiAssist Loans, reserves and delinquency rates at March 31, 2006 and December 31, 2005, see Note 3 to the consolidated financial statements. Estimated provisions of probable losses inherent in the Company’s portfolios increase the allowance for loan losses and are expensed currently. Actual losses are charged off against the reserve as they occur and subsequent recoveries increase the reserve.

As described in the Securitization Activity section above, effective January 1, 2004, the Company was designated as an Exceptional Performer by the Department. Of the Company’s total $20.3 billion of FFEL Program loan principal at March 31, 2006, 95% is subject to the benefits of the Exceptional Performer designation. Also, as described above, on or after July 1, 2006 the provisions of the Deficit Reduction Act will subject the Company, which is an Exceptional Performer, to a 1% risk-sharing deductible for loans submitted for default claim after that date. A 3% risk-sharing deductible will be applied to claims on loans originated on or after July 1, 2006 serviced by loan servicers that have not received the Exceptional Performer designation.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios starting with the first day of each loan’s delinquency. These losses are estimated from historical delinquency and credit loss experience, updated for current conditions, and applied to the current aging of the portfolio. Excluding special circumstances, such as the gain or loss of the Exceptional Performer designation, the allowance for loan loss typically follows the seasonality of the repayment cycle of the loan portfolio. Generally, repayments of loan balances increase as a result of graduating students entering repayment in either November or June. Delinquency generally increases twice each year, coinciding with the repayment start dates, and is usually followed by an increase in the allowance for loan losses.

Actual losses, including those that arise from claims with guarantors and private insurers, are charged against the allowance as they occur. Government risk-sharing, changes in the quality of loans moving into repayment and changes in the Company’s collections strategies could impact delinquency rates and credit losses. Past experience has indicated that either of these changes could significantly impact loan loss reserve requirements.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Balance at beginning of period
FFEL Program	$1,993	$2,003	$1,338	$1,602	$1,753
CitiAssist	2,997	2,662	3,327	2,744	3,293
	4,990	4,665	4,665	4,346	5,046
Provision for loan losses
FFEL Program	2,401	1,335	1,354	919	502
CitiAssist	3,739	3,994	1,073	3,880	100
	6,140	5,329	2,427	4,799	602
Charge offs
FFEL Program	(154)	(1,348)	(691)	(1,184)	(801)
CitiAssist	(2,006)	(3,818)	(2,001)	(3,511)	(1,470)
	(2,160)	(5,166)	(2,692)	(4,695)	(2,271)
Recoveries
FFEL Program	5	3	2	1	148
CitiAssist	412	159	263	214	821
	417	162	265	215	969
Balance at end of period FFEL Program CitiAssist	4,245 5,142	1,993 2,997	2,003 2,662	1,338 3,327	1,602 2,744
	$9,387	$4,990	$4,665	$4,665	$4,346

Accounting Changes and Future Application of Accounting Standards

Management has determined that the impact on its financial condition and results of operations from the adoption of new accounting standards during the first quarter of 2006 and the future application of new accounting standards subsequent to the first quarter of 2006 is not material. See Notes 2 and 11 to the consolidated financial statements for further discussion.

Financial Condition

During the three-month period ending March 31, 2006, the Company’s managed loan portfolio grew by $0.9 billion (3%) to $31.5 billion. Included in this amount are the Company’s owned loans of $26.2 billion, which consist primarily of loans originated under the Federal Family Education Loan (FFEL) Program, and $5.3 billion of student loans held in securitization trusts. The Company’s owned assets, comprised of $23.6 billion of loans held in its portfolio and $2.6 billion of loans held for sale, increased by $1.1 billion (4%) from $25.1 billion at December 31, 2005.

The table below shows the loan activity for the loans owned by the Company during the three-month periods ended March 31, 2006 and 2005.

(Dollars in millions)	March 31, 2006	March 31, 2005
Balance at beginning of period	$25,141	$24,884
FFEL Program Stafford and PLUS Loan disbursements	1,276	1,181
Secondary market and other loan procurement activities	1,337	1,388
Loan reductions(1)	(1,354)	(1,105)
Loan sales, gross	(217)	(1)
Deferred costs and other adjustments	22	47
Balance at end of period	$26,205	$26,394

(1)  Loan reductions are attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors.

Loan Disbursement and Procurement Activity

Loan disbursements volume continued to grow during the first three months of 2006 compared to the same period last year. Loan disbursements represent the amount of cash distributed to or on behalf of the borrowers for loan principal related to loan originations. The Company’s loan disbursements and CitiAssist Loan commitments to finance education for the three-month periods ended March 31, 2006 and 2005 are presented in the table below:

(Dollars in millions)	2006	2005	Difference	% Change
FFEL Program Stafford and PLUS Loan disbursements	$1,276(1)	$1,181(2)	$ 95	8%
CitiAssist Loans disbursed under commitments to purchase, net	619(3)	548(4)	71	13%
Total loan disbursements and commitments	$1,895	$1,729	$166	10%

(1) Of these disbursements, no material amount of loans were disbursed for resale.
(2) Amount includes $1,156 million disbursed for portfolio and $25 million disbursed for resale.
(3) This amount consists of the CitiAssist Loans that were disbursed by CBNA during 2006. As of March 31, 2006, most of these loan disbursements had not yet been purchased by the Company. In addition, $26 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans will be purchased by the Company after final disbursement.
(4) This amount consists of the CitiAssist Loans that had been disbursed by CBNA during 2005. In addition, $17 million of CitiAssist Loan commitments were awaiting disbursement by CBNA.  Most of these loan disbursements were purchased by the Company during 2005.

The $95 million increase in FFEL Program loan disbursements for the first three months of 2006, compared to the same period last year, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace.  In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees.  Generally, such loans are insured against loss by private insurers and/or are covered under other risk-sharing arrangements with schools and universities. At March 31, 2006 and 2005, $1,016 million and $709 million, respectively, of CitiAssist Loans were owned and held by CBNA. CitiAssist Loans are generally purchased from CBNA shortly after final disbursement. The CitiAssist Loan growth reflects borrowers’ increased need for alternative sources of education funding outside of the FFEL Program.

The Company’s secondary market and other loan procurement activities for the three-month periods ended March 31, 2006 and 2005 are presented in the table below:

(Dollars in millions)	2006	2005	Difference	% Change
FFEL Program volume, primarily Consolidation Loans	$ 717	$ 797	$ (80)	(10)%
Purchases of CitiAssist Loans	344(1)	507(1)	(163)	(32)%
Other loan purchases	276	84	192	229%
Total secondary market and other loan procurement activities	$1,337(2)	$1,388(3)	$ (51)	(4)%

(1)
The Company purchases CitiAssist Loans from CBNA shortly after final disbursement. These loans have also been fully included in the loan disbursements and commitments table on page 23 in CitiAssist Loans disbursed under commitments to purchase, net in this quarter or in prior quarters depending on when the loan was disbursed by CBNA.

(2)	Amount includes $1,328 million procured for portfolio and $9 million procured for resale.
(3)	Amount includes $1,380 million procured for portfolio and $8 million procured for resale.

Consolidation loan volume is expected to decline after June 30, 2006, when certain provisions of the Deficit Reduction Act become effective. Of the Consolidation Loan volume for the three-month periods ended March 31, 2006 and 2005, presented in the table above, $460 million and $308 million, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio.

Generally, most loans in the held for sale portfolio are not specifically purchased or originated for resale and are initially recorded in the Company’s held portfolio. However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified to held for sale and eventually sold or securitized.

The chart above includes CitiAssist Loans that were purchased from CBNA, the originator and disburser of these loans. Certain loans that are included in the loan disbursements and CitiAssist Loan commitments table on page 23 have not yet been purchased by the Company from CBNA and are not included in the Company’s March 31, 2006 loan portfolio. The Company expects to acquire substantially all of those CBNA-owned CitiAssist Loans after they have been fully disbursed.

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	Three-month periods ended March 31,
	2006	2005
Student loan yield, before floor income	6.79%	4.88%
Floor income	0.06%	0.40%
Accreted interest on securitizations	0.08%	0.02%
Consolidation loan rebate fees	(0.44)%	(0.44)%
Amortization of deferred loan origination and purchase costs	(0.58)%	(0.41)%
Student loan net yield	5.91%	4.45%
Student loan cost of funds	(4.23)%	(2.42)%
Student loan net interest margin	1.68%	2.03%

Above is a net interest margin spread analysis which contains quarter-to-date comparisons. The overall student loan spread has decreased because of lower floor revenue in the Company’s loan consolidation portfolio and increases in the amount of amortization of deferred loan origination and purchase costs.

Rate/Volume Analysis

The following table shows the contribution to changes year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities.

First quarter of 2006 vs. First quarter of 2005
(Dollars in millions)	Increase (Decrease) Due to Change In:
	Volume	Rate(a)	Net(b)
Interest earning assets	$ 1.4	$ 92.6	$ 94.0
Interest bearing liabilities	0.1	115.7	115.8
Net interest income	$ 1.3	$ (23.1)	$ (21.8)

(a)	Changes in rates for interest bearing liabilities refer to fluctuations in Federal Funds, LIBOR and Treasury Bill indices.
(b)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

The net interest income for the Company increased $1.3 million from volume for the three-month period ended March 31, 2006, compared to the same period of the prior year. The increase was primarily due to higher originations, which increased portfolio balances. The net interest income decreased by $23.1 million from rate changes for the three-month period ended March 31, 2006, compared to the same period of the prior year. The decrease was primarily due to lower floor income of $18.3 million, which resulted from higher short-term interest rates in the first quarter of 2006 compared to the first quarter of 2005. This resulted in higher funding costs without corresponding interest revenue since certain student loan assets, such as loan consolidations, earn interest at fixed rates. Floor income is described more fully below. In addition, the current interest rate environment of increasing interest rates resulted in reduced net interest income during 2006 due to the compressed spread between earnings on the assets and funding costs. Generally in a rising rate environment, the rate at which the Company earns interest on its CitiAssist Loan assets (i.e., the prime rate) rises slower than the rate that the Company pays for its funding costs (i.e., generally LIBOR).

Special Allowance and Floor Income

Most FFEL Program loans qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Act, the federal government makes a SAP.

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when borrower and government subsidized interest rates remain fixed. See Net Interest Margin Spread Analysis on page 24 to see the impact of floor income on net interest margin.

Floor income, as determined by the Company, is a financial measure that is not defined by U.S. GAAP. The following table depicts the relationship of floor income to total net interest income for the three-month periods ended March 31, 2006 and 2005:

(Dollars in millions)	2006	2005
Floor income	$ 4.1	$ 22.4
Other interest income, net	103.0	106.5
Net interest income	$107.1	$128.9

The Company earned $4.1 million of floor income in the first quarter of 2006, compared to $22.4 million during the same period of the prior year. The decrease in 2006 year-to-date floor income, compared to the prior year, is primarily attributable to higher short-term interest rates in 2006. Floor income, which is included in interest income, may be further reduced in future quarters should short-term interest rates continue to rise. In addition, floor income will be further reduced when certain provisions of the Deficit Reduction Act take effect. These provisions require the rebate of almost all floor income to the Department effective April 1, 2006 for loans for which the first disbursement is made on or after April 1, 2006.

Loans

The Company’s portfolio of FFEL Program Stafford Loans, excluding deferred fees, was $8,482 million at March 31, 2006, an increase of $107 million (1%) from December 31, 2005. The Company’s securitized loan portfolio and its loans held for sale, composed primarily of FFEL Program Consolidation Loans, totaled $16,129 million, excluding deferred fees, an increase of $483 million (3%) from December 31, 2005. Without the securitized portfolios, FFEL Program Consolidation Loans of $10,843 million, excluding deferred fees, at March 31, 2006 increased $625 million (6%) from December 31, 2005. CitiAssist Loans of $5,015 million, excluding deferred fees, increased $203 million (4%) from December 31, 2005. See the summary of the Company’s loans by program type in Note 3 to the consolidated financial statements. Of the Company’s total student loan portfolio, $4.1 billion are serviced by external servicers.

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

The Company’s allowance for loan losses of $9.4 million at March 31, 2006 includes $4.2 million for its FFEL Program loan portfolio and $5.2 million for its CitiAssist Loans. The allowance at December 31, 2005 of $5.0 million was composed of $2.0 million for its FFEL Program loans and $3.0 million for its CitiAssist Loans. See information on the allowance for loan losses beginning on page 21. The increase in the allowance for loan losses at March 31, 2006 compared to the prior year was primarily attributable to the risk-sharing provisions of the Deficit Reduction Act. For more information on the impact of the Deficit Reduction Act, see Regulatory Impacts on page 29.

Private Education Loans in Repayment

The Company’s alternative private education loan portfolio consists primarily of CitiAssist Loans. Private education loans are not guaranteed by the federal government. However, although most of the CitiAssist Loans are insured by private third party insurers, a portion is not covered by insurance. At March 31, 2006, approximately $0.4 million of the CitiAssist Loans in repayment are self-insured by the Company, do not carry outside credit risk insurance, and may be covered under risk-sharing agreements with key schools. The Company is exposed to losses of up to 100% on loans that do not carry insurance or maintain contracts with schools for risk-sharing arrangements

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:

	March 31, 2006		December 31, 2005
(Dollars in millions)	Amount	%	Amount	%
Insured CitiAssist Loans	$2,042	82%	$2,081	82%
Uninsured CitiAssist Loans	436	18%	461	18%
Total CitiAssist Loans in repayment	$2,478	100%	$2,542	100%

Insured CitiAssist Loans are covered under agreements with one of the following insurance companies: Guaranty National Insurance Company (GNIC), Royal Indemnity Company (RIC), or United Guaranty (UG). UG is a subsidiary of American International Group. GNIC and RIC are part of Royal & SunAlliance’s US insurance operations (RSA USA). The GNIC and RIC insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under UG's program, which insures most new CitiAssist Loan originations, defaults generally subject the Company to risk-sharing losses of between 10% and 20% of the claim amount. In the fourth quarter of 2005, the Company signed a new contract with UG that provided for insurance coverage on new CitiAssist Loans originated during 2006. During the first quarter of 2006, the Standard & Poor’s credit rating for RSA USA was withdrawn. American International Group is rated AA by Standard & Poor’s and UG is not rated as of March 31, 2006. See Note 3 to the consolidated financial statements for further information about CitiAssist Loans.

Interest Rate Derivative Agreements

From time to time, the Company enters into interest rate derivative agreements to manage its interest rate risk exposure resulting from interest rate variability between the rates paid on its borrowings (generally based on LIBOR) and received on its loan assets (generally based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate).

Derivative agreements are commitments to make cash settlements to counterparties at specified future dates, based on differentials between specified financial indices, as applied to a notional principal amount.

During the quarter ended March 31, 2006, the Company entered into a short-term interest rate derivative with CBNA, an investment-grade counterparty, that was not designated as a hedge and, therefore, did not qualify for hedge accounting treatment under SFAS 133. The derivative agreement had a notional amount of $2.0 billion at March 31, 2006. The derivative, which matures January 1, 2007, had a $0.3 million fair value at March 31, 2006.

In March 2006, the Company was a party to several sold option agreements with CBNA. These option agreements were liabilities with a fair value of $8.5 million and a notional amount of $4.3 billion at March 31, 2006. At December 31, 2005, the options had a fair value of $6.1 million and a $2.0 billion notional amount. These option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. The value of the options is recorded in Other liabilities on the consolidated balance sheet.

Changes in the fair values of the derivative and the options are recorded in Fee and other income.

Taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.

Deferred income taxes of $280.2 million at March 31, 2006 decreased $9.6 million compared to year-end 2005. This decrease is primarily attributable to the effects of risk-sharing and securitization trust activity.

Other Liabilities

The $62.0 million (17%) increase in other liabilities from $354.9 million at December 31, 2005 to $416.9 million at March 31, 2006 is primarily due the seasonality of payables related to disbursements. In addition, $15.8 million of the increase is due to increased interest payable on the Company’s borrowings, which is primarily attributable to timing of the interest due dates and higher interest rates on the borrowings. In addition, the reserve for taxes increased by $11.2 million for the first quarter of 2006 compared to the same period last year, primarily due to the impact of deferred taxes.

Borrowings

The Company’s short- and long-term borrowings were procured primarily through the Omnibus Credit Agreement with CBNA, which expires December 2009. Total short- and long-term borrowings of $25.0 billion at March 31, 2006 increased $1.1 billion compared to year-end 2005. The increased borrowings were used to fund new loan originations and purchases.

At March 31, 2006 and 2005, the outstanding borrowings had contracted weighted average interest rates of 4.5% and 2.6%, respectively, generally based on LIBOR at the time the borrowings were established or rates reset. For the three-month periods ended March 31, 2006 and 2005, the Company recorded $269.8 million and $153.4 million, respectively, in interest expense payable to CBNA related to these borrowings.

Dividends

The Company paid a quarterly dividend of $1.08 per common share on March 1, 2006. On April 14, 2006, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $1.30 per share. The dividend will be paid June 1, 2006 to stockholders of record on May 15, 2006.

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

The Company had loan purchase commitments of $1,028 million, loan disbursement commitments of $288 million and loan sales commitments of $276 million at March 31, 2006. Generally, the Company purchases the loans for which it has a commitment to purchase within one year of first disbursement or in accordance with contractual terms.

Results of Operations

Quarter Ended March 31, 2006

Net income

Net income was $46.1 million ($2.31 basic and diluted earnings per share) for the first quarter of 2006. This was a decrease of $20.0 million (30%) compared to net income of $66.1 million ($3.31 basic and diluted earnings per share) for the same period last year. The decrease in net income was primarily attributable to a reduction in floor income of $12.4 million (after tax) and the impact of the Deficit Reduction Act of $3.4 million (after tax) which reduced revenue by $1.9 million (after tax) and increased the provision for loan losses by $1.5 million (after tax). Net income was also reduced by an increase in operating expenses of $4.5 million (after tax) and by a higher effective tax rate compared to the prior year. The operating expense increase was primarily due to the $3.8 million (after tax) impact from the favorable settlement of certain accrued state sales and use taxes in the first quarter of 2005 that did not recur in 2006. These adverse impacts were partially offset by 13% growth in the average managed loan portfolio over the previous twelve months.

Gains on sale of loans

For the first quarter of 2006, gains on the sale of loans increased $6.7 million due to the sale of $214 million in loan assets. The loans sold were serviced by third parties. No material amounts of loan sales occurred during the the same period of the prior year.

Fee and other income/loss

Fee and other income of $5.1 million for the first quarter of 2006 increased by $5.9 million from a loss of $0.8 million for the first quarter of 2005. For the first quarter of 2006, Fee and other income included a $3.0 million reduction in net securitization-related losses as well as mark-to-market gains on options and interest rate derivatives of $2.9 million. For additional information, see Note 5 to the consolidated financial statements.

Net interest income

Net interest income of $107.1 million for the first quarter of 2006 was $21.8 million (17%) lower than net interest income of $128.9 million for the same period of 2005. The decrease in net interest income was primarily attributable to an $18.3 million decrease in floor income for the first quarter of 2006, compared to the same period of 2005. See Special Allowance and Floor Income on page 25 for further information. In addition, net interest income was impacted by a $7.8 million net spread reduction on loan assets. This net spread reduction was due to higher amortization of deferred loan origination and purchase costs as well as lower spreads on loans. The net interest margin for the first quarter of 2006 was 1.68%, a decrease of 35 basis points from 2.03% for the same period of 2005.

Operating expenses

Total operating expenses for the first quarter of 2006 of $37.6 million increased $9.6 million (34%) from the same period last year, primarily due to the impact of the $5.8 million favorable settlement of certain accrued state sales and use taxes in the first quarter of 2005 that did not recur in 2006. The remaining increase primarily reflects the incremental costs to originate, service and administer the larger managed loan portfolio. The Company’s operating expense ratio (total operating expenses as a percentage of average managed student loans) for the first quarter of 2006 was 0.49%, eight basis points higher than the same quarter of 2005, primarily due to the 2005 tax settlement noted above.

Loan losses

The Company’s provision for loan losses increased $5.5 million to $6.1 million for the first quarter of 2006 from $0.6 million for the same period last year. Approximately $3.0 million of the increase was primarily attributable to an increase in CitiAssist Loans in repayment at March 31, 2006, compared to March 31, 2005. The remaining $2.5 million increase was attributable to the risk-sharing provisions of the recently enacted Deficit Reduction Act. The Deficit Reduction Act imposes a 1% risk-sharing deductible on FFEL Program default claims submitted on or after July 1, 2006 by loan servicers, such as the Company, that have been designated by the Department as Exceptional Performers. This designation is granted by the Department in recognition of an exceptional level of performance in servicing federally guaranteed student loans. Currently, a recipient of this designation receives 100% reimbursement on eligible FFEL Program claims submitted.

Return on Average Equity

The Company’s first quarter return on equity for 2006 decreased to 13.6% from 23.0% in the first quarter of 2005. The first quarter 2006 decline in return on average equity was primarily attributable to the lower net interest income in the first quarter of 2006 compared to the prior year. Return on average equity is calculated by dividing annual net income by average equity for the period.

Effect of Taxes

The Company’s effective tax rates were 38.7% for the first quarter of 2006 and 33.6% for the same period of the prior year. The increase in the effective tax rate was primarily due to certain adjustments to the Company’s deferred tax assets and liabilities in the first quarter of 2005 that did not recur in 2006.

Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act governing the FFEL Program have reduced interest spread earned by holders of FFEL Program guaranteed student loans as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid.  In addition, amendments to the Higher Education Act authorized a competitor program, the Federal Direct Student Loan Program (Direct Lending). Private lenders, such as the Company, are not eligible to participate in this loan program, which directly competes with the FFEL Program in originating student loans.

In February 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law, marking Congress’ completion of the federal fiscal year 2006 budget reconciliation process.  Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify certain provisions of the Higher Education Act. Among the provisions of Title VIII-A is one that imposes a 1% risk-sharing deductible on default claims submitted for reimbursement on or after July 1, 2006 for loans that are serviced by Exceptional Performers, such as the Company. As a result, in the first quarter of 2006 the Company increased its provision for loan losses by $2.5 million, primarily to provide a loan loss reserve for the estimated impact for the risk-sharing deductible. In addition, the Company recorded a $3.0 million unrealized loss on its residual interests in its securitized portfolios related to these risk-sharing provisions. Non-Exceptional Performers are subject to a 3% risk-sharing deductible for loans made on or after July 1, 2006 and a 2% risk-sharing deductible for loans made prior to July 1, 2006. Prior to July 1, 2006, Exceptional Performers received 100% reimbursement on eligible FFEL Program claims submitted as long as they continued to meet eligibility standards. The Exceptional Performer designation is granted by the Department of Education in recognition of an exceptional level of performance in servicing federally guaranteed student loans. In addition to the impact of the Deficit Reduction Act recognized this quarter, since the loans that are now serviced by Exceptional Performers will now be subject to a 1% risk-sharing deductible on default claims submitted for reimbursement on or after July 1, 2006, future quarterly provision for loan losses could be higher than past periods when Exceptional Performer serviced loans were not subject to any risk-sharing deductibles. Key student loan provisions of the Deficit Reduction Act are as follows:

•	Stafford Loans disbursed on or after July 1, 2006 will have a fixed interest rate of 6.80%, in contrast to loans disbursed prior to July 1, 2006 which have a variable rate.
•
Stafford Loan limits, which previously were $2,625 for freshman and $3,500 for sophomores, will increase to
$3,500 for freshmen and $4,500 for sophomores, effective July 1, 2007, with aggregate Stafford Loan limits remaining unchanged. Stafford Loan limits for third and fourth year undergraduate students will remain at
$5,500. Unsubsidized Stafford Loan limits which previously were $10,000 for graduate and professional students will increase to $12,000 per year, with aggregate limits remaining unchanged.

•	PLUS Loans disbursed on or after July 1, 2006 will have a fixed interest rate of 8.50%, while loans disbursed prior to July 1, 2006 have an annual variable rate.
•	On July 1, 2006, the PLUS Loan program will be opened to qualified graduate and professional students.
•
The 3% borrower origination fee required to be paid on Stafford Loans will be phased out over a five-year period starting July 1, 2006, but an additional 1% mandatory guaranty fee payable by borrowers will be imposed on Stafford and PLUS Loans starting on that date.

•
Rebate to the Department of almost all floor income by FFEL Program lenders is required, effective April 1,
2006, for loans for which the first disbursement of principal is made on or after April 1, 2006.

•	FFEL Program lender insurance is reduced from 98% to 97% for default claims on loans for which the first disbursement of principal is made on or after July 1, 2006.
•
Exceptional Performer designation rules are retained, with a 1% reduction in amounts reimbursed on
Exceptional Performer default claims submitted on or after July 1, 2006, resulting in reimbursement of
99% of the claimed amount.

•
A new moratorium has been created for the school-as-lender program as of April 1, 2006, with the addition of new requirements for schools participating in the school-as-lender program prior to April 1, 2006.

•	In-school loan consolidation and spousal loan consolidation are being repealed after June 30, 2006.

Higher education issues not resolved following enactment of the Deficit Reduction Act and completion of the federal fiscal year 2006 budget reconciliation process will be addressed as part of reauthorization of the Higher Education Act, which is expected to occur in 2006.  The House Reauthorization Bill H.R. 609, also referred to as the College Access and Opportunity Act of 2005, was passed on March 30, 2006. The version of H.R. 609 passed by the House is, in large part, based on the bill reported by the House Committee on Education and the Workforce on September 22, 2005, reduced by the higher education provisions that were already included in the Deficit Reduction Act.  In the Senate, the Committee on Health, Education, Labor and Pensions last reported its Reauthorization Bill S. 1614, the Higher Education Amendments 2005, on November 17, 2005.  Upon enactment of a Reauthorization Bill by Congress, further modifications to the Higher Education Act affecting student loan lending may result.

The Company continues to search for ways to diversify its revenue sources. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to the Deficit Reduction Act and re-authorization of the Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of loan subsidies and floor income, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio and loan consolidations, and the seasonality of loan delinquencies relative to expected loan loss allowances; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations and to maintain their Exceptional Performer loan servicing status, and the level of benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loans; as well as general economic conditions, including the performance of financial markets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of March 31, 2006, a 35 basis point increase in the interest yield curve would have a potential positive impact on the Company’s pretax earnings of approximately $2.1 million for the next twelve months and a potential negative impact of approximately $28.9 million thereafter. A 35 basis point decrease in the interest yield curve as of March 31, 2006 would have a potential negative impact on the Company’s pretax earnings of approximately $1.5 million for the next twelve months and a potential positive impact of approximately $30.5 million thereafter. The change in the March 31, 2006 Earnings-at-Risk, compared to that at March 31, 2005, was due to the change in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)
	March 31, 2006			March 31, 2005
(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total
Thirty-five basis point increase	$2.1	$(28.9)	$(26.8)	$(21.3)	$(86.7)	$(108.0)
Thirty-five basis point decrease	$(1.5)	$30.5	$29.0	$19.5	$86.7	$106.2
One hundred basis point increase	$16.9	$(57.2)	$(40.3)	$(53.6)	$(245.7)	$(299.3)
One hundred basis point decrease	$21.4	$147.9	$169.3	$46.6	$245.4	$292.0

In addition, the Company has exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes action in response to interest rate movements against the existing structure.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The below discussion is intended to supplement and to restate in its entirety the Risk Factors discussion contained on pages 26 - 28 of the Company’s 2005 Annual Report and Form 10-K.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 30.

In addition, the following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected results. However, the discussion below is not exhaustive, and other factors, such as natural disasters, acts of terrorism, and epidemic could have a material adverse impact on the Company’s results.

Economic conditions

The Company’s profitability could be affected by general economic conditions as well as regional trends, especially given the Company’s historic concentration of student loan originations in New York and California. Factors that could significantly affect the demand for and net margins on student loans, as well as the cost of funding such loans, include the level and volatility of interest rates and inflation. Rising interest rates could reduce demand for student loans, as some prospective borrowers could defer attendance at certain eligible educational institutions, pursue programs at less costly institutions, and thus borrow less, or otherwise determine that the cost of borrowing for higher education is too great. During periods of economic weakness, particularly in the case of high unemployment or high inflation, the cost of higher education could increase materially. As a result, some prospective borrowers could defer pursuing higher education until economic conditions improve. Also, the ability of some borrowers to repay their loans may deteriorate, resulting in higher delinquencies and losses.

Any of these conditions may be more prevalent in particular regions of the United States. If the regions affected were those where a large segment of the Company’s loans had been originated or its borrowers reside, a reduction in new loan originations and higher delinquencies and losses on existing loans could occur.

Market, credit and liquidity risk

The Company’s revenue is dependent upon the extent to which management can successfully manage credit, market and liquidity risks.

The Company’s credit risk exposure depends largely on certain risk-sharing arrangements made with loan guarantors, in the form of government guarantees, third party insurers, and certain educational institutions’ risk-sharing agreements. The Company actively monitors the creditworthiness of these parties, but in the event that a guarantor is unable to meet its contractual obligations under such arrangements, the Company’s financial condition could be adversely affected. Similarly, the loss of the Exceptional Performer designation by the Company or any of its loan servicers could adversely affect the Company’s results.

The Company’s market risk exposure varies depending upon its ability to properly identify and promptly respond to changes in interest rate conditions. The majority of the Company’s earnings are generated from the spread between the Company’s interest earning assets (based on either the 91-day Treasury Bill rate or the 90-day Commercial Paper rate) and its funding costs (based primarily on LIBOR). Therefore, basis risk could have an effect on the Company's results of operations.

The Company uses interest rate derivative agreements to manage interest rate risk. The Company’s interest rate derivatives were not designated as hedges and therefore do not qualify for the accounting under SFAS 133, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings, while the change in fair value of the hedged asset is not included in earnings. Shifts in the forward yield curve could significantly impact the valuation of the Company's derivatives and, accordingly, impact the Company’s financial position and results of operations.

The Company's interest rate risk management activities could expose the Company to losses if interest rates move in a manner materially different than management's expectations. The Company’s economic hedging activities may not effectively manage its interest rate sensitivity or have the desired impact on its results of operations or financial condition.

Moreover, changes in fixed interest rates could provide an incentive for borrowers to consolidate their student loans, increasing the principal payment rates on the Company’s student loan portfolio with the effect of reducing the weighted-average interest rate paid on the portfolio.

Liquidity risk is another exposure faced by the Company. For example, the Company has relied upon asset-backed securitizations as a significant funding source. The net cash flow the Company receives from the securitized student loan assets generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the noteholders after deducting servicing costs and any other expenses. The Company's rights to the cash flows from securitized student loans are subordinate to the noteholders’ interests. Cash flows from the securitized loans may fail to generate the projected cash flows in excess of amounts due to the noteholders. The Company has recently funded an increased proportion of its operations through the securitization of student loans. To the extent that the market for student loan securitizations becomes less liquid in the future, the Company’s funding costs could be adversely affected.

Likewise, the Company’s earnings will be dependent upon the accuracy of its critical accounting estimates, particularly those relating to revenue recognition, loan securitizations and loan losses. If future behavior deviates from management’s assumptions, future adverse adjustments of certain balance sheet and/or income statement line items could result.

Future volume of student loans

The Company originates loans to borrowers in all 50 states. Volumes of the Company’s loan originations are greater at some schools than others, primarily dependent on whether or not the Company appears on the school’s preferred lender list, as well as the number of students at that school that need financial aid. The Company's ability to remain on a school’s preferred lender list is subject to a variety of risks, including each school’s ability to remove the Company from its preferred lender list or to add competing lenders to its preferred lender list, each school’s option to choose the Direct Lending Program, instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself. While the Company may acquire student loans through forward purchase commitments with schools and universities, each of these commitments has a termination date. There can be no assurance that these schools will renew or extend these forward purchase commitments on terms that are favorable to the Company, or at all.

Competition

The Company competes with hundreds of other student loan originators. These include Sallie Mae, which originates several times more FFEL Program Loans than does the Company. The Company also competes with the Federal Direct Lending Program, in which the Company is not eligible to participate. The Company’s ability to increase its loan originations is largely dependent upon its ability to offer competitively-priced and desirable loan products, as well as its ability to communicate effectively about these products with prospective borrowers. The Company plans to continue to offer competitively-priced products by managing its expenses through economies of scale, which reduce its origination and servicing costs, and securitization activities, which allow the Company to fund its operations at a lower cost. The Company also plans to expand its electronic communications with prospective borrowers and those that affect their decision making. An inability to achieve these goals could adversely affect the Company’s competitive position in the marketplace and its ability to increase the volume of its loan originations.

Operational risk

The Company is exposed to many types of operational risk, including the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputational and franchise risks associated with the Company’s and Citibank, N.A.’s (CBNA’s) business practices or market conduct. It also includes the risk of the Company’s, its servicer’s, or CBNA’s failure to comply with applicable laws, regulations, regulatory administrative actions or the Company’s internal policies. Given the high volume of transactions at the Company or its servicers, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/ telecommunications outages), which may give rise to losses in service to borrowers and/or monetary loss to the Company. All of these risks are also applicable to outside vendors upon which the Company relies to provide services to it and its borrowers. In addition, the Company is subject to operational risk associated with its intercompany agreements with CBNA and its affiliates. Failure by these entities to perform under these agreements could have an adverse effect on customer service, operations, funding and other areas.

Reputational and legal risk

Various issues may give rise to reputational risk and cause harm to the Company and its business prospects. These issues include appropriately dealing with legal and regulatory requirements; ethical issues; competitive issues; fair credit reporting and privacy laws; and information security policies. Failure to address these issues appropriately could give rise to additional legal risk to the Company. In addition, the Company could be subject to reputational risk due to its associations and relationships with its majority shareholder, CBNA, and its affiliates. The reputation of these entities could affect the Company’s own reputation.

U.S. fiscal and monetary policies

The Company’s businesses and earnings are affected by fiscal and monetary policies adopted by the United States government and its regulatory agencies. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This could affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including securitization residuals and assets held for sale by the Company. In addition, such changes in monetary policy may affect the creditworthiness of the Company’s borrowers.

Legislative and regulatory considerations

As a leading originator and owner of student loans insured under the Higher Education Act, the Company’s financial results and business are largely affected by the provisions of the Higher Education Act. Amendments to the Higher Education Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways. In recent years, many changes to the Higher Education Act have been implemented, for example, that adversely affect the operating environment of the Company and its financial results. Certain amendments to the Higher Education Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans and amounts of floor income recognized as income by the Company are likely to decline in the future as provisions of the Deficit Reduction Act are implemented.

In addition, the Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies.

Finally, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, specifically with respect to the Company's non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action lawsuits.

The Company cannot plan for or mitigate the effects of all such legislative or regulatory changes. The Deficit Reduction Act, which modifies certain provisions of the Higher Education Act, was signed by President Bush in February 2006. The Deficit Reduction Act imposes a 1% risk-sharing deductible on default claims submitted on loans serviced by Exceptional Performers, such as the Company. This risk-sharing provision could result in further increases to the Company’s allowance for loan losses and may decrease the fair value of its residual interests in the securitized loans. Other provisions of the Deficit Reduction Act may also adversely affect the Company’s operating results and could reduce its previously expected earnings for 2006. For further information on the impact of the Deficit Reduction Act, see Regulatory Impacts on page 29. In addition, future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

Item 5.   Other Information

On May 5, 2006, the Company, Citibank, N.A. and Citigroup Inc. entered into an amendment to their Non-Competition Agreement that extended the termination date thereof to June 22, 2007.  Such amendment is filed herewith as Exhibit 10.2.8.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006

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

10.2.8 *	Amendment No. 7, dated as of June 22, 2006, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc.

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K (File No. 1-11616).

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