Form 10-Q
period 2006-06-30
STUDENT LOAN CORP
filed 2006-08-08
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

On July 31, 2006, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at www.studentloan.com

Form 10-Q

Table of Contents

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three- and Six-Month Periods Ended June 30, 2006 and 2005	3

		Consolidated Balance Sheet as of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)	4

		Consolidated Statement of Cash Flows (Unaudited) for the Six-Month Periods Ended June 30, 2006 and 2005	5

		Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Six-Month Periods Ended June 30, 2006 and 2005	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 18

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 31

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4 -	Controls and Procedures	33

Part II	Other Information

	Item 1A-	Risk Factors	34

	Item 4 -	Submission of Matters to a Vote of Security Holders	34

	Item 6 -	Exhibits	34

Signature			35

Exhibit Index			36-37

PART I   CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE
Interest income	$ 430,641	$ 322,406	$ 807,558	$ 605,342
Interest expense to principal shareholder	315,453	193,356	585,272	347,397
Net interest income	115,188	129,050	222,286	257,945
Less: provision for loan losses	(5,302)	(4,799)	(11,441)	(5,401)
Net interest income after provision for loan losses	109,886	124,251	210,845	252,544
Gains on loans securitized	69,073	47,787	69,073	47,787
Gains on loan sales	13,448	222	20,199	247
Fee and other income	14,247	(8,930)	19,396	(9,736)
Total revenue, net	206,654	163,330	319,513	290,842

OPERATING EXPENSES
Salaries and employee benefits	13,447	11,827	26,159	23,240
Other expenses	26,938	28,446	51,788	44,966
Total operating expenses	40,385	40,273	77,947	68,206
Income before income taxes and extraordinary item	166,269	123,057	241,566	222,636
Income taxes	64,459	47,616	93,601	81,059
Income before extraordinary item	101,810	75,441	147,965	141,577
Gain on extinguishment of trust, net of taxes of $3,448 for the three- and six-month periods ended June 30, 2005	-	5,465	-	5,465
NET INCOME	$ 101,810	$ 80,906	$ 147,965	$ 147,042

DIVIDENDS DECLARED	$ 26,000	$ 21,600	$ 47,600	$ 43,200

BASIC AND DILUTED EARNINGS
PER COMMON SHARE
(based on 20 million average shares outstanding)
Income before extraordinary item	$ 5.09	$ 3.78	$ 7.40	$ 7.08
Extraordinary item	-	0.27	-	0.27
NET INCOME	$ 5.09	$ 4.05	$ 7.40	$ 7.35

DIVIDENDS DECLARED PER COMMON SHARE	$ 1.30	$ 1.08	$ 2.38	$ 2.16

See accompanying notes to the consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Federally insured student loans	$ 16,023,880	$ 17,508,605
Private education loans	5,913,138	4,812,443
Deferred origination and premium costs	740,397	706,736
Less: allowance for loan losses	(9,936)	(4,990)
Student loans, net	22,667,479	23,022,794
Other loans and lines of credit	94,400	50,085
Loans held for sale	1,968,631	2,067,937
Cash	23,231	1,152
Residual interests in securitized loans	273,137	188,454
Other assets	832,289	657,275

Total Assets	$ 25,859,167	$ 25,987,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal shareholder	$ 12,500,000	$ 10,781,100
Long-term borrowings, payable to principal shareholder	11,200,000	13,200,000
Deferred income taxes	304,481	289,843
Other liabilities	389,065	354,909

Total Liabilities	24,393,546	24,625,852

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,300	139,383
Retained earnings	1,324,121	1,222,262

Total Stockholders' Equity	1,465,621	1,361,845

Total Liabilities and Stockholders' Equity	$ 25,859,167	$ 25,987,697

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 147,965	$ 147,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	6,590	6,644
Amortization of servicing asset	-	1,816
Amortization of deferred loan origination and purchase costs	72,022	53,214
Accreted interest on residual interests	(8,882)	(2,620)
Provision for loan losses	11,441	5,401
Deferred tax provision	13,696	62,502
Gains on loan sales	(20,199)	(247)
Gain on loans securitized	(69,073)	(47,787)
Loss/(gain) on valuation of residual interests designated as trading	2,437	(1,589)
Gain on extinguishment of the 2002 Trust	-	(8,913)
Loss on valuation of servicing assets	8,498	-
Disbursements of loans for resale	-	(24,878)
Secondary market and other loan procurement activity for resale	(10,019)	(14,387)
Impairment loss on residual interests in securitized assets	2,934	11,817
Impairment loss on servicing assets in securitized assets	-	8,363
Increase in accrued interest receivable	(156,608)	(87,619)
Increase in other assets	(7,032)	(1,676)
Increase in other liabilities	36,074	15,880

Net cash provided by operating activities	29,844	122,963

Cash flows from investing activities:
Disbursements of loans	(1,766,528)	(1,550,405)
Secondary market and other loan procurement activity for portfolio	(3,570,246)	(3,133,179)
Redemption of 2002 Trust beneficial interests, net of expenses	-	(373,352)
Loan reductions	2,932,175	1,981,689
Increase in loan originations costs and purchase premiums	(150,791)	(218,685)
Proceeds from loans sold	682,394	12,574
Proceeds from securitization activity	2,197,282	2,026,549
Cash received on residual interests in securitized assets	3,754	6,050
Capital expenditures on equipment and computer software	(7,105)	(6,509)

Net cash provided by/(used in) investing activities	320,935	(1,255,268)

Cash flows from financing activities:
Net (decrease)/increase in borrowings with original maturities of one year or less	(281,100)	4,825,400
Repayments of borrowings with original terms of one year or more	-	(3,650,000)
Dividends paid to stockholders	(47,600)	(43,200)

Net cash (used in)/provided by financing activities	(328,700)	1,132,200

Net increase/(decrease) in cash	22,079	(105)
Cash - beginning of period	1,152	628

Cash - end of period	$ 23,231	$ 523

Supplemental disclosure:
Cash paid for:
Interest	$559,087	$312,778
Income taxes, net	$ 73,418	$ 54,444

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended June 30,
	2006	2005
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,583	$ 139,376
Capital contributions and other changes	1,917	145
Balance, end of period	$ 141,500	$ 139,521

RETAINED EARNINGS
Balance, beginning of period	$1,222,262	$ 999,702
Cumulative effect of adoption of accounting standard, net of taxes of $941 in 2006	1,494	-
Net income	147,965	147,042
Common dividends declared, $2.38 per common share in 2006 and $2.16 per common share in 2005	(47,600)	(43,200)
Balance, end of period	$1,324,121	$1,103,544

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ -	$ 7,829
Net change in unrealized losses on investment securities, net of taxes of $(5,017) in 2005	-	(7,829)
Balance, end of period	$ -	$ -

TOTAL STOCKHOLDERS' EQUITY	$1,465,621	$1,243,065

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 147,965	$ 147,042
Changes in equity from nonowner sources, net of taxes	-	(7,829)
Total changes in equity from nonowner sources	$ 147,965	$ 139,213

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

1.	Basis of Presentation and Critical Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, Educational Loan Center, Inc. (ELC) and SLC Student Loan Receivables I, Inc.  All intercompany balances and transactions have been eliminated.

The financial information of the Company as of June 30, 2006 and for the three- and six-month periods ended June 30, 2006 and 2005 is unaudited and includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles. The results for the three- and six-month periods ended June 30, 2006 may not be indicative of the results for the full year ended December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report and Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, ELC and SLC Student Loan Receivables I, Inc.  The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income may include special allowance payments made by the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act).

Loan purchase premiums and origination costs are deferred and amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. All CitiAssist Loan insurance costs as well as origination costs on internally serviced Federal Family Education Loan (FFEL) Program loans with a first disbursement on or after April 1, 2005 are deferred and amortized to interest income as yield adjustments on a loan-by-loan basis using the interest method. Also, premiums and referral fees paid on CitiAssist Loans disbursed on or after March 17, 2006 are deferred and amortized to interest income on a loan-by-loan basis. Premiums and origination costs on other of the Company’s loans are deferred and amortized as yield adjustments to interest income on an aggregate loan pool basis in proportion to and over the period of estimated net interest income, which approximates the interest method.

The expected weighted average lives of loans with costs accounted for on a pool basis are determined by several factors, the most significant of which is anticipated future prepayments. Expected life, which is initially determined and may subsequently be revised, may be different from one portfolio to another based upon loan type, year of origination or purchase or other factors. Therefore, different lives are used for different pooled portfolios based upon these underlying loan characteristics and historical performance. Since the Company holds a large number of similar loans for which prepayments are probable and can be reasonably estimated, the Company considers estimates of future prepayments in the calculation of weighted average expected life. If a difference arises between the Company’s anticipated prepayments and the actual prepayment rates experienced, the Company recalculates the effective yield to reflect actual payments to date, with a corresponding adjustment of deferred costs through current period interest income. In addition, the expected future weighted average lives of these loans are reviewed periodically and any difference between the amortization that would have been recognized using the new estimates of future weighted average lives instead of the past estimates are adjusted through current period interest income to arrive at the balance that would have been remaining had the new effective yield been applied since loan inception or acquisition date. Anticipated future prepayments of these loans are reviewed quarterly.

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

The Company also has a portfolio of alternative private loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers and/or are covered under other risk-sharing agreements with certain schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income using either an aggregate loan pool basis or a loan-by-loan basis.

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

Allowance for Loan Losses

Most of the Company’s FFEL Program and private loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for the loan principal and interest not covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program portfolio serviced by Exceptional Performers, which are subject to 1% risk-sharing for default claims submitted on or after July 1, 2006, and (2) the portion of the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the benefits of any risk-sharing agreements with certain schools. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses. The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios on the first day of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience updated for current conditions, are determined after considering the current aging of the portfolio.

The Company’s alternative private education loan portfolio consists primarily of CitiAssist Loans. Private education loans are not guaranteed by the federal government. Although most of the CitiAssist Loans are insured by private third party insurers, a portion is uninsured. For those loans covered by third party insurers, the Company is subject to 5% to 20% risk sharing for claims paid on these loans. Therefore, the insurer reimburses the Company 80% to 95% of the approved claim amounts. For insured loans originated since the second quarter of 2003, maximum portfolio loss limits apply that range from 12.5% to 13.5% of cumulative portfolio losses. For loans insured since 2005, the insurance premium is calculated under an experience-rated plan, which may require limited additional payments to be made in the future should performance be worse than the established parameters. The insurance provided by third-party agencies is provided on an individual loan basis.

A majority of the uninsured CitiAssist Loans are covered for between 50% and 100% of the losses after losses up to 8% under risk-sharing agreements with schools and universities.  Risk-sharing agreements with schools and universities are provided on a pooled-loan basis.

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

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, in the case where the Company originated or owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer is considered a sale in accordance with SFAS 140.  If it is a sale, the transferred assets are removed from the Company's Consolidated Balance Sheet with a gain or loss recognized.

Second, determination must be made as to whether the securitization entity is sufficiently independent. If so, the entity would not be included in the Company's Consolidated Financial Statements. For each securitization entity with which it is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in its Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet accounting requirements to be a qualified special purpose entity (QSPE), the securitization entity is not consolidated by the seller of transferred assets.

Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights. The Company’s servicing assets are included in Other assets on its consolidated financial statements. The Company accounts for its residual interest from the 2004 securitization as available-for-sale securities and the residual interests from its 2005 and 2006 securitizations as trading account assets. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in Gains on loans securitized.

The Company values its securitized residual interests at fair value using financial models. The Company estimates the fair value of these residual interests by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities can be found in Note 9.

Loans Held for Sale

Loans held for sale are primarily those loans originated or purchased by the Company for future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated loan sale requirements in the near term. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value. For the three- and six-month periods ended June 30, 2006 and 2005, market value exceeded cost. Accordingly, no valuation allowance was necessary.

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

Accounting for Certain Hybrid Financial Instruments
On January 1, 2006, the Company elected to early-adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). In accordance with this standard, hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments, may be accounted for at fair value, with the change recorded in current earnings. The Company’s early adoption of SFAS 155 on January 1, 2006 had no impact on its results of operations, as the Company had already been accounting for its hybrid financial instruments at fair value.

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

The Company’s loans are summarized by program type as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Federal Stafford Loans	$8,163,962	$8,374,721
Federal Consolidation Loans	7,028,664	8,177,635
Federal SLS/PLUS/HEAL Loans	831,254	956,249
CitiAssist Loans	5,913,060	4,812,361
Other alternative loans	78	82
Total student loans held, excluding deferred costs	21,937,018	22,321,048
Deferred origination and premium costs	740,397	706,736
Student loans held	22,677,415	23,027,784
Less: allowance for loan losses	(9,936)	(4,990)
Student loans held, net	22,667,479	23,022,794
Loans held for sale, primarily Federal Consolidation Loans, excluding deferred costs	1,936,118	2,039,728
Deferred origination and premium costs	32,513	28,209
Loans held for sale	1,968,631	2,067,937
Other loans and lines of credit	94,400	50,085
Total loan assets	$24,730,510	$25,140,816

Delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on CitiAssist Loans, including delinquency and insurance coverage, are shown in the table below:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Total CitiAssist Loans	$5,913,060	$4,812,361
CitiAssist Loans in repayment	$2,657,026	$2,541,869
CitiAssist Loans in forbearance	$163,508	$193,383
CitiAssist Loans delinquent 30 - 89 days as a % of total CitiAssist Loans in repayment	1.8%	1.8%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	0.9%	0.7%
Allowance for loan losses for CitiAssist Loans	$4,417	$2,997
Total CitiAssist Loans insured by third party insurers(1)	$5,113,429	$4,149,354
Total uninsured CitiAssist Loans(2)	$799,631	$663,007

(1)      See Allowance for Loan Losses in Note 1 regarding the Company's insured loans.
(2)      Of the uninsured CitiAssist Loans, $530.5 million and $436.9 million at June 30, 2006 and December 31, 2005,  respectively, are covered under risk-sharing arrangements with certain schools and universities.  See Allowance for Loan Losses in Note 1 regarding risk-sharing agreements with certain schools and universities.

4.	Other Assets

Other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Accrued interest receivable
from student loan borrowers/others	$481,479	$382,181
from federal government	177,990	133,732
Servicing asset from securitization activity (note 9)	100,689	76,784
Equipment and computer software(1)	47,746	47,231
Other	24,385	17,347
Total other assets	$832,289	$657,275

(1)      This amount primarily includes capitalized internally developed software at June 30, 2006 and December 31, 2005.  These amounts are reflected net of accumulated depreciation and amortization, as appropriate, of $39.4 million and $32.8 million at June 30, 2006 and December 31, 2005, respectively.

5.	Fee and Other Income/(Loss)

A summary of Fee and other income follows:

	Three-month period		Six-month period
	ended June 30,		ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Mark-to-market gains/(losses) on residual interests	$2,506	$1,589	$(2,437)	$1,589
Mark-to-market losses on servicing assets	(5,256)	-	(8,498)	-
Mark-to-market gains on derivatives	8,424	-	11,301	-
Servicing fees on securitized assets (for the periods ended June 30, 2005, fees are net of amortization)	6,420	871	13,301	1,877
Other origination and servicing fees, primarily from CBNA	930	931	2,800	2,625
Servicing asset impairments	-	(8,096)	-	(8,363)
Residual interest impairments	(2,249)	(6,115)	(2,934)	(11,817)
Late fees	1,048	1,796	3,254	4,151
Other	2,424	94	2,609	202
Total fee and other income/(loss)	$14,247	$(8,930)	$19,396	$(9,736)

6.	Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company.  A number of significant transactions are carried out between the Company and Citigroup and its affiliates.  CBNA is a party to certain intercompany agreements entered into by the Company. These intercompany agreements include the Omnibus Credit Agreement, a tax-sharing agreement and a student loan origination agreement. In addition, the Company has an agreement for education loan servicing with Citibank USA, N.A.

Detailed below is a description of, and amounts relating to, the Company’s revenue and expense transactions with CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statements of income for the three- and six-month periods ended June 30, 2006 and 2005, respectively.

	Three-month period		Six-month period
(Dollars in thousands)	ended June 30,		ended June 30,
	2006	2005	2006	2005
Revenues Interest income	$105	$-	$216	$9
Interest expense	315,453	193,356	585,272	347,397
Fee and other income	930	931	2,800	2,625
Operating Expenses Salaries and employee benefits Employee benefits and administration	$2,712	$2,281	$5,128	$4,513
Stock-based compensation	701	272	1,083	490
Other expenses
Servicing, professional and other fees paid	$11,462	$9,434	$21,188	$18,413
Data processing and communications	1,463	1,931	3,020	3,545
Premises, primarily rent	731	622	1,467	1,243
Other	391	128	756	312

CBNA Omnibus Credit Agreement
The Company had outstanding short- and long-term unsecured borrowings with CBNA of $12.5 billion and $11.2 billion, respectively, at June 30, 2006 and $10.8 billion and $13.2 billion, respectively, at December 31, 2005, incurred under the terms of an Omnibus Credit Agreement with CBNA. This agreement provides for up to $30 billion in total credit through December 31, 2009, at which time it is anticipated that the agreement will be extended.

Interest accrued on the Company’s fundings with CBNA are reported as interest expense in the table above.

Interest Rate Derivative Agreements
During the six-month periods ending June 30, 2006 and 2005, the Company was a party to several interest rate swap agreements with CBNA to manage its interest rate risk exposure.  Interest paid or received on these interest rate swap agreements are reflected in Interest expense in the table above. Also, as of June 30, 2006, the Company was a party to several interest rate options with CBNA.  For further information on the Company’s derivatives, see Note 7.

Servicing Fees Earned
The Company earned loan origination and servicing revenue for work performed on CitiAssist Loans held by CBNA prior to purchase by the Company.  This revenue is included in Fee and other income in the table above.

Servicing Expenses
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA.  The majority of the Company’s loan originations and servicing work on the Company’s FFEL program and alternative loan portfolios were performed through the provisions of intercompany agreements with affiliates of Citigroup.

CBNA Tax-sharing Agreement
The Company is included in the consolidated federal income tax return of Citigroup, as well as certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.  As such, the Company pays its income taxes through CBNA. These tax apportionment expenses are based on the Company’s effective tax rates determined on a stand-alone basis and are reflected in the Company’s tax provision.

Other Intercompany Arrangements
Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including employee stock-based compensation plans, cash management, data processing and communication, employee benefits and administration, and premises, primarily rent.

Management believes that the terms under which intercompany transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

7.            Interest Rate Derivative Agreements

From time to time, the Company enters into interest rate derivative agreements to manage its interest rate risk exposure resulting from variability between the rates paid on its borrowings (based on LIBOR) and the rate received on its loan assets (based on either the 91-day Treasury Bill rate, Prime Rate or the 90-day Commercial Paper rate).  These derivative agreements are commitments to make cash settlements to counterparties at specified future dates, based on differentials between specified financial indices, as applied to a notional principal amount.

During the six-month period ended June 30, 2006, the Company was a party to short-term interest rate swaps with CBNA, an investment-grade counterparty, to offset certain interest rate exposures. These swaps were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The Company enters into interest rate derivative agreements to manage its interest rate risk exposure resulting from variability between the rates paid on its borrowings (based on LIBOR) and the rate received on its CitiAssist Loan assets (based on the Prime Rate). These swap agreements had a notional amount of $4.0 billion at June 30, 2006.  These swap assets, which mature January 1, 2007, had a $3.6 million fair value at June 30, 2006. Changes in the fair value of the derivative are recorded in Fee and other income. The Company had no swap agreements outstanding at December 31, 2005.

At June 30, 2006, the Company was a party to several interest rate option agreements with CBNA. The Company’s options have maturity dates in either the year 2017 or the year 2021. The fair value of the Company’s options was $6.9 million and is included in Other liabilities on the Company’s consolidated balance sheet. These options had a notional amount of $5.8 billion at June 30, 2006. At December 31, 2005, the options had a fair value of $6.1 million and a $2.0 billion notional amount. These interest rate option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these sold option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. Changes in the fair value of the options are recorded in Fee and other income.

8.         Commitments and Contingencies
In the ordinary course of business, the Company is a defendant, co-defendant or party to various litigation and regulatory matters incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, it is unlikely that the ultimate resolution of these matters will have a material adverse effect on the results of the Company’s operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 31.

9.	Student Loan Securitizations

The Company maintains a program to securitize certain portfolios of student loan assets. Under the Company’s securitization program, the loans are removed from the consolidated financial statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, backed by the student loan assets, to outside investors.

In June 2006, the Company securitized approximately $2.2 billion of FFEL Program Consolidation Loans. These loans were sold to a trust (the 2006-1 Trust) through SLC Student Loan Receivables I, Inc., a special purpose subsidiary that was established for that purpose. The securitization resulted in a pretax gain on sale of $69.1 million. The gain reflects the difference between the carrying value of the assets sold to the 2006-1 Trust and the fair value of assets received, composed of cash proceeds, servicing assets and residual interests.

The following table reflects amounts and activities related to the Company’s securitizations:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Total student loan assets in trusts	$7,334,115	$5,427,693
Residual interests	273,137	188,454
Servicing assets	100,689	76,784
Receivable from trusts for servicing	2,165	1,776
Payable to trusts for student loan payments	4,867	1,007

The following table reflects amounts received from the securitization trusts for the first six months of 2006 and 2005:

(Dollars in thousands)	2006	2005
Cash received from trusts for servicing	$12,912	$3,719
Cash received from trusts on residual	3,754	6,050

The changes in the Company’s residual interests during the three- and six-month periods ended June 30, 2006 and 2005 are summarized in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$187,299	$60,203	$188,454	$72,733

Accreted interest	4,409	980	8,882	2,620

Cash flows from trusts	(3,754)	-	(3,754)	(6,050)

Temporary change in fair value of available-for-sale securities	-	(565)	-	(2,983)

Mark-to-market gains/(losses) on residual interests	2,506	1,589	(2,437)	1,589

Residual interest impairments	(2,249)	(6,115)	(2,934)	(11,817)

Student Loan securitizations	84,926	57,333	84,926	57,333

Extinguishment of the 2002 Trust	-	(18,088)	-	(18,088)
Balance at end of period	$273,137	$95,337	$273,137	$95,337

The residual interest in the 2004 Trust is accounted for as available-for-sale securities. The residual interests in the remaining Trusts are accounted for as trading securities, as designated at the inception of the trusts.

The Company continues to service the loan portfolios after they have been securitized and considers the securitized portfolios to be part of the portfolio that it manages. At June 30, 2006, the Company’s managed loans included $922.3 million of loans that were 90 or more days delinquent, of which $747.7 million were in the Company’s owned portfolio and $174.6 million were in securitized portfolios. At December 31, 2005, managed loans included $894.2 million of loans that were 90 or more days delinquent, of which $742.8 million were in the Company’s owned portfolio and $151.4 million were in securitized portfolios.

Changes in the Company’s servicing assets during the three- and six-month periods ended June 30, 2006 and 2005 are presented in the table below. During the six-month periods ended June 30, 2006 and 2005, the Company earned $13.3 million and $3.7 million, respectively, of servicing revenue excluding amortization, for servicing the trust portfolios. Failure to service the loans in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing fees.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$75,977	$27,029	$76,784	$28,177
Cumulative effect adjustment	-	-	2,435	-
Other-than-temporary impairment	-	(8,096)	-	(8,363)
Mark-to-market losses on servicing assets	(5,256)	-	(8,498)	-
Trust securitizations	29,968	29,114	29,968	29,114
Amortization	-	(935)	-	(1,816)
Balance at end of period	$100,689	$47,112	$100,689	$47,112

The cumulative effect adjustment in the table above was related to the adoption of SFAS 156. See notes 1 and 2 for further information. The valuation adjustment in the table above primarily represents the time value decay of the servicing asset.

The key assumptions used to value the residual interests for the assets securitized for the 2006-1 Trust at the date of securitization were as follows:

2006
Discount rate	10.0%
Consolidation prepayment rates	Up to 11.6% in 5 to
10 years
Anticipated net credit losses	0.10%
Basis spread between LIBOR and Commercial Paper rate	0.10%
Borrower Benefits - Automated Clearing House	19.0%
Borrower Benefits - On time payments	17.2%

The key assumptions used to value the residual interests for the securitization trusts at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Discount rate	10.0%	10.0%
Consolidation prepayment rates	Up to 11.6% in 5 to	Up to 10.0% in 6 to
	10 years	10 years
Anticipated net credit losses	0.09% to 0.12%	0.00%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.10%
Borrower Benefits - Automated Clearing House	17.0% to 39.8%	18.0% to 39.7%
Borrower Benefits - On time payments	15.4% to 39.5%	14.5% to 33.0%

The key assumptions used to value the servicing assets for the securitization trusts at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Discount rate	6.6%	6.0%
Consolidation prepayment rates	Up to 11.6% in 5 to 10 years	Up to 10.0% in 6 to 10 years
Anticipated net credit loss	0.09% to 0.12%	0.00%
Servicing margin	24 to 27 basis points	26 basis points

The loans held in the trust are eligible for various borrower benefits. Specifically, borrowers receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive up to a 1% rate reduction if they make 36, 48 or 60 consecutive on time payments, depending on the program, and continue to make on time payments.

Since the Company receives risk-sharing benefits as an Exceptional Performer, the Company used an anticipated net credit loss assumption of 0.09% to 0.12% for the securitized loans at June 30, 2006 and 0% at December 31, 2005. The increase in the anticipated net credit loss assumption for 2006 reflects changes in the Exceptional Performer provisions implemented under the Deficit Reduction Act, which was enacted in February 2006. These provisions impose a 1% risk-sharing deductible on default claims submitted by Exceptional Performers. Previously, servicers with this designation were not subject to risk-sharing deductibles. If the Company lost its Exceptional Performer designation, the fair value of the residual interests at June 30, 2006 would decrease by approximately $4.7 million. Also, a change in market interest rates could affect the value of the residual interests.

A sensitivity analysis is provided in the table below that shows the effects of adverse changes in each of the key assumptions used to determine the fair value of the retained interests. The adverse effect of the change in each assumption must be calculated independently while holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown in the table.

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at June 30, 2006	$ 273,137	$ 100,689
Discount rate	10.0%	6.6%
10% adverse change	$(11,938)	$ (2,469)
20% adverse change	$(22,884)	$ (4,831)
Consolidation prepayment rate	Up to 11.6% in 5 to	Up to 11.6% in 5 to
	10 years	10 years
10% adverse change	$ (5,934)	$ (2,194)
20% adverse change	$(11,392)	$ (4,183)
Anticipated net credit losses	0.09% to 0.12%	0.09% to 0.12%
10% adverse change	$ (2,168)	$ (599)
20% adverse change	$ (4,392)	$ (1,165)
Servicing margin	-	24 to 27 basis points
10% adverse change	-	$ (8,513)
20% adverse change	-	$(16,458)
Basis spread	0.10%	-
10% adverse change	$ (3,146)	-
20% adverse change	$ (6,293)	-
Borrower benefits - ACH	17.0% to 39.8%	-
10% adverse change	$ (2,022)	-
20% adverse change	$ (3,902)	-
Borrower benefits - on time payments	15.4% to 39.5%	-
10% adverse change	$ (5,613)	-
20% adverse change	$(11,091)	-

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
The Company’s outstanding borrowings were obtained under the terms of an Omnibus Credit Agreement with CBNA.

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

11.	Future Application of Accounting Standards

Accounting for Uncertainty in Income Taxes
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). This interpretation attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for "uncertain tax position."  This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained.  The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized.  FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.  The Company is required to adopt this Interpretation as of January 1, 2007.  The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

For a description of certain terms used in this Form 10-Q, see the Company’s 2005 Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 31.

Background of The Student Loan Corporation

The Student Loan Corporation (the Company) is one of the nation’s leading originators and holders of student loans, the majority of loans being those guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates and holds student loans that are not insured under the Higher Education Act, primarily CitiAssist Loans.

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

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or Prime) and the interest paid on its borrowings (primarily based on LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. The Company’s earnings are also impacted by portfolio growth and gains on loan securitizations. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or Prime and LIBOR. The Company manages these risks by regularly monitoring interest rates. The Company acts upon fluctuations in the interest rate curves and may enter into interest rate derivative agreements on portions of its portfolio.

Changes in interest rates also impact the Company’s recognition of floor income. Floor income is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, although the fixed interest rate at which borrowers pay interest on Federal Consolidation Loans is generally not subject to the annual reset provisions, a decline in the Company’s cost of funds during the term of such loans could contribute to floor income and, conversely, increases in cost of funds could reduce floor income. See the definition of floor income in Special Allowance and Floor Income on page 23.

In addition, the Company’s earnings may also be impacted by the number and size of asset sales and securitizations, which can fluctuate on a quarterly basis. Other factors that may impact earnings are portfolio growth, loan servicing revenue and loan servicing costs, applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, the number of borrowers eligible for borrower benefits, financing options available to students and their parents, and competitors’ initiatives.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies in the first six months of 2006. The Company considers its accounting policies on revenue recognition, loan accounting, allowance for loan losses and student loan securitizations to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 3 and 9 to the consolidated financial statements and the notes to the consolidated financial statements in the Company’s 2005 Annual Report and Form 10-K.

Accounting Changes and Future Application of Accounting Standards

Accounting for Certain Hybrid Financial Instruments
On January 1, 2006, the Company elected to early-adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). In accordance with this standard, hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments, may be accounted for at fair value, with the change recorded in current earnings. The Company’s early adoption of SFAS 155 on January 1, 2006 had no impact on its results of operations, as the Company had already been accounting for its hybrid financial instruments at fair value.

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

Accounting for Uncertainty in Income Taxes
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This interpretation attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for "uncertain tax position."  This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained.  The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized.  FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.  The Company is required to adopt this Interpretation as of January 1, 2007.  The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Condition

During the six-month period ending June 30, 2006, the Company’s managed loan portfolio grew by $1.5 billion (5%) to $32.1 billion. Included in this amount are the Company’s owned loans of $24.7 billion, which consists of loans originated under the FFEL Program and CitiAssist Loans, as well as $7.3 billion of student loans held in securitization trusts. The Company’s owned assets, comprised of $22.7 billion of loans held in its portfolio and $2.0 billion of loans held for sale, decreased by $0.4 billion (2%) from $25.1 billion at December 31, 2005, primarily due to the Company’s second quarter 2006 securitization of $2.2 billion of loans, offset by increases in loan disbursements and loan procurement activities.

The table below shows the loan activity for the loans owned by the Company during the six-month periods ended June 30, 2006 and 2005.

(Dollars in millions)	June 30, 2006	June 30, 2005
Balance at beginning of period	$25,141	$24,889
FFEL Program Stafford and PLUS Loan disbursements	1,767	1,575
Secondary market and other loan procurement activities	3,580	3,148
Redemption of the 2002 Trust	-	370
Loan reductions(1)	(2,932)	(1,982)
Loan securitizations	(2,200)	(2,026)
Loan sales, gross	(662)	(12)
Deferred costs and other adjustments	37	143
Balance at end of period	$24,731	$26,105

(1)  Loan reductions are attributable primarily to borrower principal payments, loan consolidations, claims paid by guarantors and changes in loan loss reserves.

Balance Sheet Data

The Company’s balance sheet data is summarized below:
(Dollars in millions)	June 30, 2006	December 31, 2005
Average owned loans (year to date)	$26,399,311	$26,305,182
Average managed loans (year to date)	$31,999,386	$29,273,135
Managed loans at end of period	$32,074,561	$30,573,499

Loan Disbursement and Procurement Activity

Loan disbursements volume continued to grow during the second quarter of 2006 compared to the same period last year. Loan disbursements represent the amount of cash distributed to or on behalf of borrowers for loan principal related to loan originations. The Company’s loan disbursements and CitiAssist Loan commitments to finance education for the three- and six-month periods ended June 30, 2006 and 2005 are presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2006	2005	2006	2005
FFEL Program Stafford and PLUS Loan disbursements	$ 491(1)	$ 394(2)	$1,767(1)	$1,575(2)
CitiAssist Loans disbursed under commitments to purchase, net	162(3)	140(4)	781(3)	688(4)
Total loan disbursements and commitments	$ 653	$ 534	$2,548	$2,263

(1)      Of these disbursements, no material amount of loans were disbursed for resale during the three- and six-month periods ended June 30, 2006.
(2)      Of these disbursements, no material amount of loans were disbursed for resale during the three-month period ended June 30, 2005 and $25 million were disbursed for resale for the six-month period ended June 30, 2005
(3)      This amount consists of the CitiAssist Loans that were disbursed by CBNA during 2006. As of June 30, 2006, most of these loan disbursements had not yet been purchased by the Company. In addition, $151 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. These loans will be purchased by the Company after final disbursement.
(4)      This amount consists of the CitiAssist Loans that had been disbursed by CBNA during 2005.  In addition, $120 million of CitiAssist Loan commitments were awaiting disbursement by CBNA. Most of  these loan disbursements were  purchased by the Company during 2005.

The $192 million increase in FFEL Program loan disbursements for the first six months of 2006, compared to the same period last year, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace.  In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees.  Generally, such loans are insured against loss by private insurers and/or are covered under other risk-sharing arrangements with schools and universities. At June 30, 2006 and 2005, $147 million and $129 million, respectively, of CitiAssist Loans were owned and held by CBNA. CitiAssist Loans are generally purchased from CBNA shortly after final disbursement. The CitiAssist Loan growth reflects borrowers’ increased need for alternative sources of education funding outside of the FFEL Program.

The Company’s secondary market and other loan procurement activities for the three- and six-month periods ended June 30, 2006 and 2005 are presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2006	2005	2006	2005
FFEL Program volume, primarily Consolidation Loans	$ 858	$ 730	$1,575	$1,527
Purchases of CitiAssist Loans	1,024(1)	710(1)	1,367(1)	1,217(1)
Other loan purchases	362	320	638	404
Total secondary market and other loan procurement activities	$2,244(2)	$1,760(3)	$3,580(2)	$3,148(3)

(1)
The Company purchases CitiAssist Loans from CBNA shortly after final disbursement. These loans have also been fully included in the loan disbursements and commitments table above in CitiAssist Loans disbursed under commitments to purchase,in this quarter or in prior quarters depending on when the loan was disbursed by CBNA.

(2)
Of these procurements, $2,242 million of loans were procured for portfolio and $2 million were procured for resale during the three-month period ended June 30, 2006 and $3,570 million were procured for portfolio and $10 million were procured for resale for the six-month period ended June 30, 2006.

(3)	Amount includes $1,754 million procured for portfolio and $6 million procured for resale for the three months ended June 30, 2005 and $3,134 million procured for portfolio and $14 million procured for resale for the six-month period ended June 30, 2005.

Of the Consolidation Loan volume for the six-month periods ended June 30, 2006 and 2005, presented in the table above, $1,253 million and $439 million, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio. Consolidation loan volume is expected to decline after June 30, 2006, when certain provisions of the Deficit Reduction Act became effective.

The chart above includes CitiAssist Loans that were purchased from CBNA, the originator and disburser of these loans. Certain loans that are included in the loan disbursements and CitiAssist Loan commitments table on page 21 have not yet been purchased by the Company and are not included in the Company’s June 30, 2006 loan portfolio. The Company expects to acquire substantially all of those CBNA-owned CitiAssist Loans after they have been fully disbursed.

Generally, most loans in the held for sale portfolio are not specifically purchased or originated for resale and are initially recorded in the Company’s held portfolio. However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified to held for sale and eventually sold or securitized.

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:
	Six-month periods ended June 30,
	2006	2005
Student loan yield, before floor income	7.04%	5.13%
Floor income	0.05%	0.31%
Accreted interest on securitizations	0.06%	0.03%
Consolidation loan rebate fees	(0.44)%	(0.44)%
Amortization of deferred loan origination and purchase costs	(0.55)%	(0.40)%
Student loan net yield	6.16%	4.63%
Student loan cost of funds	(4.47)%	(2.66)%
Student loan net interest margin	1.69%	1.97%

The overall student loan margin has decreased primarily because of lower floor income in the Company’s loan consolidation portfolio and increases in the amount of amortization of deferred loan origination and purchase costs.

Rate/Volume Analysis

The following tables show the contribution to changes quarter-over-quarter and year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities.

For the three-month period ended June 30, 2006 vs. the three-month period ended June 30, 2005
(Dollars in millions)	Increase (Decrease) Due to Change In:
	Volume	Rate	Net(1)
Interest earning assets	$ (0.3)	$ 108.5	$ 108.2
Interest bearing liabilities	(0.5)	122.6	122.1
Net interest income	$ 0.2	$ (14.1)	$ (13.9)

(1)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

The net interest income for the Company due to volume changes was relatively stable for the three-month period ended June 30, 2006, compared to the same period of the prior year. The net interest income from rate changes decreased by $14.1 million for the three-month period ended June 30, 2006, compared to the same period of the prior year. The decrease was primarily due to lower floor income of $16.0 million, which resulted from higher short-term interest rates in the second quarter of 2006 compared to the second quarter of 2005. This resulted in higher funding costs without corresponding increases in interest revenue. Floor income is described more fully below.

For the six-month period ended June 30, 2006 vs. the six-month period ended June 30, 2005
(Dollars in millions)	Increase (Decrease) Due to Change In:
	Volume	Rate	Net(1)
Interest earning assets	$ 1.1	$ 201.1	$ 202.2
Interest bearing liabilities	(0.4)	238.2	237.8
Net interest income	$ 1.5	$ (37.1)	$ (35.6)

(1)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the absolute dollar amount of changes in each.

The net interest income for the Company due to volume changes was relatively stable for the six-month period ended June 30, 2006, compared to the same period of the prior year. The net interest income from rate changes decreased by $37.1 million for the six-month period ended June 30, 2006, compared to the same period of the prior year. The decrease was primarily due to lower floor income of $34.3 million, which resulted from higher short-term interest rates in the first six months of 2006 compared to the same period of 2005. This resulted in higher funding costs without corresponding increases in interest revenue. Floor income is described more fully below.

Special Allowance and Floor Income

Most FFEL Program loans qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP.

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when borrower and government subsidized interest rates remain fixed. See Net Interest Margin Spread Analysis on page 22 to see the impact of floor income on net interest margin.

Floor income, as determined by the Company, is a financial measure not defined by U.S. GAAP.  The following table depicts the relationship of floor income to total net interest income for the three- and six-month periods ended June 30, 2006 and 2005:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Floor income	$ 1.8	$ 17.8	$ 5.9	$ 40.2
Other interest income, net	113.4	111.3	$216.4	217.7
Net interest income	$115.2	$129.1	$222.3	$257.9

The Company earned $1.8 million of floor income in the second quarter of 2006, compared to $17.8 million during the same period of the prior year. The decrease in 2006 year-to-date floor income, compared to the prior year, is primarily attributable to higher short-term interest rates in 2006. Floor income is being further reduced under certain provisions of the Deficit Reduction Act, which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department for loans for which the first disbursement is made on or after April 1, 2006.

Loans

See the summary of the Company’s loans by program type in Note 3 to the consolidated financial statements. Also see the loan activity for the loans owned by the Company on page 21. Of the Company’s total student loan portfolio, $2.7 billion were serviced by external servicers at June 30, 2006.

Given the rising cost of education and students’ needs for alternative sources of education financing, CitiAssist Loans continue to be the fastest growing segment of the Company’s loan portfolio. Loan consolidation volume has also increased substantially in recent years. However, this volume is expected to temper as interest rates have risen.

The Company’s allowance for loan losses of $9.9 million at June 30, 2006 includes $5.5 million for its FFEL Program loan portfolio and $4.4 million for its CitiAssist Loans. The allowance at December 31, 2005 of $5.0 million was composed of $2.0 million for its FFEL Program loans and $3.0 million for its CitiAssist Loans. The increase in the allowance for loan losses at June 30, 2006 compared to the prior year was primarily attributable to the risk-sharing provisions of the Deficit Reduction Act. For more information of the impact of the Deficit Reduction Act, see Regulatory Impacts on page 29.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005
Balance at beginning of period
FFEL Program	$4,245	$1,993	$2,003	$1,338	$1,602
CitiAssist	5,142	2,997	2,662	3,327	2,744
	9,387	4,990	4,665	4,665	4,346
Provision for loan losses
FFEL Program	1,149	2,401	1,335	1,354	919
CitiAssist	4,152	3,739	3,994	1,073	3,880
	5,301	6,140	5,329	2,427	4,799
Charge offs
FFEL Program	124	(154)	(1,348)	(691)	(1,184)
CitiAssist	(5,293)	(2,006)	(3,818)	(2,001)	(3,511)
	(5,169)	(2,160)	(5,166)	(2,692)	(4,695)
Recoveries
FFEL Program	1	5	3	2	1
CitiAssist	416	412	159	263	214
	417	417	162	265	215
Balance at end of period FFEL Program CitiAssist	5,519 4,417	4,245 5,142	1,993 2,997	2,003 2,662	1,338 3,327
	9,936	$9,387	$4,990	$4,665	$4,665

Private Education Loans in Repayment

The Company’s alternative private education loan portfolio consists primarily of CitiAssist Loans. Private education loans are not guaranteed by the federal government. Although most of the CitiAssist Loans are insured by private third-party insurers, a portion is uninsured. At June 30, 2006, approximately $303 million of the $432 million of uninsured CitiAssist Loans in repayment were covered under risk-sharing agreements with certain schools. At December 31, 2005, approximately $339 million of the $461 million of uninsured CitiAssist Loans in repayment were covered under risk-sharing agreements with schools and universities. The Company is exposed to losses of up to 100% on those loans that are both uninsured and have no risk-sharing arrangements with the Company’s educational partners.

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:
	June 30, 2006		December 31, 2005
(Dollars in millions)	Amount	%	Amount	%
Insured CitiAssist Loans	$2,225	84%	$2,081	82%
Uninsured CitiAssist Loans	432	16%	461	18%
Total CitiAssist Loans in repayment	$2,657	100%	$2,542	100%

Insured CitiAssist Loans are covered under agreements with one of the following insurance companies: Guaranty National Insurance Company (GNIC), Royal Indemnity Company (RIC), or United Guaranty (UG). UG is a subsidiary of American International Group. GNIC and RIC are part of Royal & SunAlliance’s U.S. insurance operations (RSA USA). The GNIC- and RIC-insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under UG's program, which insures most new CitiAssist Loan originations, defaults generally subject the Company to risk-sharing losses of between 10% and 20% of the claim amount. During the first quarter of 2006, the Standard & Poor’s credit rating for RSA USA was withdrawn.

American International Group is rated AA by Standard & Poor’s and UG is not rated as of June 30, 2006. See Note 3 to the consolidated financial statements for further information about CitiAssist Loans.

Interest Rate Derivative Agreements

From time to time, the Company enters into interest rate derivative agreements to manage its interest rate risk exposure resulting from interest rate variability between the rates paid on its borrowings (generally, based on LIBOR) and received on its loan assets (based on either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or Prime). Derivative agreements are commitments to make cash settlements to counterparties at specified future dates, based on differentials between specified financial indices, as applied to a notional principal amount.

During the six-month period ended June 30, 2006, the Company was party to short-term interest rate swap agreements with CBNA, an investment-grade counterparty. These swaps were not designated as hedges and, therefore, did not qualify for hedge accounting treatment under SFAS 133. The swaps, which mature on January 1, 2007, had a notional amount of $4.0 billion at June 30, 2006, and a fair value of $3.6 million.

In June 2006, the Company was a party to several interest rate option agreements with CBNA. These interest rate options were liabilities with a fair value of $6.9 million and a notional amount of $5.8 billion at June 30, 2006. At December 31, 2005, the options had a fair value of $6.1 million and a $2.0 billion notional amount. These interest rate options were not designated as hedges and, accordingly, did not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. The value of the options is recorded in Other liabilities on the consolidated balance sheet.

Changes in the fair values of the swaps and options are recorded in Fee and other income.

Other Liabilities

The $34.2 million (10%) increase in other liabilities from $354.9 million at December 31, 2005 to $389.1 million at June 30, 2006 is primarily due to an increase in interest payable associated with higher interest rates and timing of payment. In addition, the reserve for taxes increased by $4.1 million from $20.6 million at December 31, 2005 to $24.7 million at June 30, 2006. The increase was primarily due to the timing of certain combined and unitary tax payments to CBNA.

Deferred income taxes of $304.5 million at June 30, 2006 increased $14.6 million compared to year-end 2005. This increase is primarily attributable to securitization activity.

Borrowings

The Company’s short- and long-term borrowings were procured through the Omnibus Credit Agreement with CBNA, which expires December 2009, at which time it is anticipated that the agreement will be extended. Total short- and long-term borrowings of $23.7 billion at June 30, 2006 decreased $0.3 billion compared to year-end 2005.

At June 30, 2006 and 2005, the outstanding borrowings had contracted weighted average interest rates of 5.0% and 3.0%, respectively, generally based on LIBOR at the time the borrowings were established or rates reset.

Dividends

The Company paid a quarterly dividend of $1.30 per common share on June 1, 2006. On July 13, 2006, the Board of Directors declared a regular quarterly dividend on the Company’s common stock of $1.30 per share. The dividend will be paid September 1, 2006 to stockholders of record on August 15, 2006.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP from the federal government and securitizations are the Company’s primary sources of cash. The Company carefully weighs interest rate risk in choosing between funding alternatives. The Company’s daily funding requirements are generally managed with credit facilities provided by CBNA. The Company’s primary uses of cash are for new loan originations and purchases. The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company had loan purchase commitments of $158 million, loan disbursement commitments of $612 million and loan sales commitments of $286 million at June 30, 2006. Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms.

Results of Operations

The Company’s operating ratios are presented in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in millions)	2006	2005	2006	2005
Net interest margin	1.70%	1.92%	1.69%	1.97%
Total operating expenses as a percent of average managed student loans	0.50%	0.56%	0.49%	0.49%
Return on average equity	28.9%	26.8%	21.4%	24.9%

Quarter Ended June 30, 2006

Net income

Net income was $101.8 million ($5.09 basic and diluted earnings per share) for the second quarter of 2006. This was an increase of $20.9 million (26%) compared to net income of $80.9 million ($4.05 basic and diluted earnings per share) for the same period last year. The increase in net income is primarily attributable to a gain on sale of $42.3 million (after tax) relating to the second quarter 2006 securitization of $2.2 billion in student loans, which was $13.0 million (after tax) higher than the second quarter 2005 securitization. In addition, other gains on loan sales were $8.1 million (after tax) higher than the second quarter 2005, and fee and other income was $14.2 million (after tax) higher than the same period of 2005. These increases were partially offset by a $9.8 million (after tax) reduction in floor income, compared to the same quarter of 2005, reflecting the impact of higher year-over-year interest rates.

Net interest income

Net interest income of $115.2 million for the second quarter of 2006 was $13.9 million (11%) lower than net interest income of $129.1 million for the same period of 2005. The decrease in net interest income was primarily attributable to a $16.0 million decrease in floor income for the second quarter of 2006, compared to the same period of 2005. See Special Allowance and Floor Income on page 23 for further information.

Gain on loans securitized

For the second quarter of 2006 and 2005, the Company securitized $2.2 billion and $2.0 billion, respectively, of student loans, resulting in an increase in gains on loans securitized of $21.3 million (45%), from $47.8 million to $69.1 million for the three-month periods ended June 30, 2006 and 2005, respectively. The loans sold during the second quarter of 2006 had lower book values and more favorable yields than those loans sold during the same period last year, thus resulting in a higher gain.

Gains on loan sales

For the second quarter of 2006, gains on the sale of loans increased $13.2 million, from $0.2 million to $13.4 million for the three-month periods ended June 30, 2006 and 2005, respectively. The increase was due to the sale of $437 million in loan assets that were serviced by third parties. No material amounts of loan sales occurred during the same period of the prior year.

Fee and other income/loss

Fee and other income of $14.2 million for the second quarter of 2006 increased by $23.1 million from a loss of $8.9 million for the second quarter of 2005. The increase was primarily due to $8.4 million of derivative valuation gains, lower impairment and valuation adjustments on residuals of $7.6 million and $5.5 million of increased servicing fees, compared to the prior year.

Operating expenses

Total operating expense for the second quarter of 2006 of $40.4 million was little changed from $40.3 million reported in the same period of 2005.

Loan losses

The Company’s provision for loan losses increased $0.5 million to $5.3 million for the second quarter of 2006 from $4.8 million for the same period last year. The increase was primarily attributable to increased CitiAssist Loans in repayment and the recently enacted provisions of the Deficit Reduction Act.

Return on Average Equity

The Company’s second quarter return on equity for 2006 increased to 28.9% from 26.8% in the second quarter of 2005 as a result of higher net income and average equity in the second quarter of 2006 compared to the same period last year. Return on average equity is calculated by dividing annual net income by average equity for the period.

Effect of Taxes

The Company’s effective tax rates were 38.8% for the second quarter of 2006 and 38.7% for the same period of the prior year.

Six Months Ended June 30, 2006

Net income

Net income was $148.0 million ($7.40 basic and diluted earnings per share) for the first six-month period of 2006. This was an increase of $0.9 million (1%) compared to the same period last year. The increase in net income is primarily attributable to a gain on sale of $42.3 million (after tax) relating to the second quarter 2006 securitization of $2.2 billion in student loans, which was $13.0 million (after tax) higher than the gain attributable to securitization activity for the first six months of 2005. In addition, other gains on loan sales were $12.2 million (after tax) higher than loan sales for the first six months of 2005, and fee and other income was $18.0 million (after tax) higher than the same period of 2005. These increases were partially offset by a $22.0 million (after tax) reduction in floor income and $4.4 million (after tax) of higher operating expenses, compared to the same period of 2005.

Net interest income

Net interest income of $222.3 million for the first six-month period of 2006 was $35.6 million (14%) lower than net interest income of $257.9 million for the same period of 2005. The decrease in net interest income was primarily attributable to a $34.3 million decrease in floor income during the first six months of 2006, compared to the same period of 2005. See Special Allowance and Floor Income on page 23 for further information. The decrease reflects lower year-over-year floor income and higher amortization of loan origination costs.

Gain on loans securitized

For the first six months of 2006 and 2005, the Company securitized $2.2 billion and $2.0 billion, respectively, of student loans, resulting in an increase in gains on loans securitized of $21.3 million (45%), from $47.8 million to $69.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. The loans sold during the first six months of 2006 had lower book values and more favorable yields than those loans sold during the same period last year, thus resulting in a higher gain.

Gains on loan sales

For the first six months of 2006, gains on the sale of loans increased $20.0 million, from $0.2 million to $20.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase was due to the sale of $662 million in loan assets that were serviced by third parties. No material amounts of loan sales occurred during the same period of the prior year.

Fee and other income/loss

Fee and other income of $19.4 million for the first six months of 2006 increased by $29.1 million from a loss of $9.7 million for the same period last year. The increase was primarily due to higher residual and servicing valuations of $4.7 million, increased servicing fees on securitized portfolios of $11.4 million and derivative revaluation gains of $11.3 million.

Operating expenses

Total operating expenses for the first six-month period of 2006 of $77.9 million increased $9.7 million (14%) from $68.2 million from the same period of 2005 primarily due to the impact of the $5.8 million favorable settlement of certain accrued state sales and use taxes in the first six months of 2005 that did not recur in 2006. The remaining increase primarily reflects the incremental costs to originate, service and administer the larger managed loan portfolio.

Loan losses

The Company’s provision for loan losses increased $6.0 million to $11.4 million for the first six-month period of 2006 from $5.4 million for the same period last year. The increase was primarily attributable to increased CitiAssist Loans in repayment and the recently enacted provisions of the Deficit Reduction Act.

Return on Average Equity

The Company’s return on equity for the first six-month period of 2006 decreased to 21.4% from 24.9% in the same period last year as a result of higher average equity in the first two quarters of 2006 compared to the same period last year.

Effect of Taxes

The Company’s effective tax rates were 38.7% for the first six-month period of 2006 and 36.5% for the same period of the prior year. The increase in the effective tax rate was primarily due to certain adjustments to the Company’s deferred tax assets and liabilities in the first six months of 2005 that did not recur in the same period of 2006.

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

In February 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law, marking Congress’ completion of the federal fiscal year 2006 budget reconciliation process.  Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify certain provisions of the Higher Education Act. Among the provisions of Title VIII-A is one that imposes a 1% risk-sharing deductible on default claims submitted for reimbursement on or after July 1, 2006 for loans that are serviced by Exceptional Performers, such as the Company. As a result, in the second quarter of 2006 the Company’s provision for loan losses increased primarily to provide a loan loss reserve for the estimated impact of the risk-sharing deductible. In addition, the Company recorded an unrealized loss on its residual interests in its securitized portfolios related to these risk-sharing provisions. Non-Exceptional Performers are subject to a 3% risk-sharing deductible for loans made on or after July 1, 2006 and a 2% risk-sharing deductible for loans made prior to July 1, 2006. Prior to July 1, 2006, Exceptional Performers received 100% reimbursement on eligible FFEL Program claims submitted as long as they continued to meet eligibility standards. The Exceptional Performer designation is granted by the Department of Education in recognition of an exceptional level of performance in servicing federally guaranteed student loans. In addition to the impact of the Deficit Reduction Act recognized this quarter, since the loans that are now serviced by Exceptional Performers will be subject to a 1% risk-sharing deductible on default claims submitted for reimbursement on or after July 1, 2006, future quarterly provision for loan losses could be higher than past periods when Exceptional Performer serviced loans were not subject to any risk-sharing deductibles. Key student loan provisions of the Deficit Reduction Act are as follows:

•	Stafford Loans disbursed on or after July 1, 2006 have a fixed interest rate of 6.80%, in contrast to loans disbursed prior to July 1, 2006 which have a variable rate.
•
Stafford Loan limits, which previously were $2,625 for freshman and $3,500 for sophomores, will increase to
$3,500 for freshmen and $4,500 for sophomores, effective July 1, 2007, with aggregate Stafford Loan limits remaining unchanged. Stafford Loan limits for third- and fourth-year undergraduate students remain at
$5,500. Effective July 1, 2007, unsubsidized Stafford Loan limits which previously were $10,000 for graduate and professional students increased to $12,000 per year, with aggregate limits remaining unchanged.

•	PLUS Loans disbursed on or after July 1, 2006 have a fixed interest rate of 8.50%, while loans disbursed prior to July 1, 2006 had an annual variable rate.
•	On July 1, 2006, the PLUS Loan program was opened to qualified graduate and professional students.
•
The 3% borrower origination fee required to be paid on Stafford Loans will be phased out over a five-year period starting July 1, 2006, but an additional 1% mandatory federal default fee was imposed on Stafford and PLUS Loans guaranteed on or after that date.

•
Rebate to the Department of almost all floor income by FFEL Program lenders is required, effective April 1,
2006, for loans for which the first disbursement of principal is made on or after April 1, 2006.

•
FFEL Program lender insurance was reduced from 98% to 97% for default claims on loans that do not fall into the Exceptional Performer category and  for which the first disbursement of principal is made on or after July 1, 2006.

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

•	In-school loan consolidation and spousal loan consolidation were repealed for those loan applications submitted on or after July 1, 2006.

On June 15, 2006, the Emergency Supplemental Appropriations Act of 2006 (ESAA) was signed into law. Included in the ESAA was a provision that eliminated the ‘single holder rule’ for Consolidation Loans. The law became effective as of the enactment date. Under the new provisions, a borrower can consolidate his or her loans with any lender even if that borrower did not obtain any of the underlying loans from that lender.  Additional legislation in the future may be enacted that can further impact student loan lending.

The Company continues to search for ways to diversify its revenue sources. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to the Deficit Reduction Act and re-authorization of the Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of loan subsidies and floor income, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio and loan consolidations, and the seasonality of loan delinquencies relative to expected loan loss allowances; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations and to maintain their Exceptional Performer loan servicing status, and the level of benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s access to sources of funding, including its ability to borrow from CBNA and to securitize loans; as well as general economic conditions, including the performance of financial markets.

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

The Earnings-at-Risk calculation measures the Company’s position at one point in time. As indicated in the table below, as of June 30, 2006, a 35 basis point increase in the interest yield curve would have a potential positive impact on the Company’s pretax earnings of approximately $6.9 million for the next twelve months and a potential negative impact of approximately $17.6 million thereafter. A 35 basis point decrease in the interest yield curve as of June 30, 2006 would have a potential negative impact on the Company’s pretax earnings of approximately $0.7 million for the next twelve months and a potential positive impact of approximately $27.5 million thereafter. The change in the June 30, 2006 Earnings-at-Risk, compared to that at June 30, 2005, was due to the change in the interest rate environment and its impact on floor income.

Earnings-at-Risk (on pre-tax earnings)
	June 30, 2006			June 30, 2005
(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total
Thirty-five basis point increase	$6.9	$(17.6)	$(10.7)	$(15.3)	$(81.2)	$(96.5)
Thirty-five basis point decrease	$(0.7)	$27.5	$26.8	$16.1	$81.1	$97.2
One hundred basis point increase	$19.8	$(49.1)	$(29.3)	$(39.3)	$(212.5)	$(251.8)
One hundred basis point decrease	$24.5	$91.7	$116.2	$82.0	$229.5	$311.5

In addition, the Company has exposure to uneven shifts in interest rate curves (e.g., the Treasury Bill to LIBOR rate spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting Earnings-at-Risk limits and takes action in response to interest rate movements against the existing structure.

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

(b)	Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

During the quarter ended June 30, 2006, there were no material changes from the risk factors set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Stockholders, held May 18, 2006, the Company’s Stockholders took the following actions:

1. Five directors were elected to the Board of Directors: John Affleck-Graves (with holders of 19,663,422 shares voting in favor, 108,410 shares withheld and none abstaining); Michael R. Dunn (with holders of 18,134,099 shares voting in favor, 1,637,733 shares withheld and none abstaining); Evelyn E. Handler (with holders of 19,240,261 shares voting in favor, 531,571 shares withheld and none abstaining); Carl E. Levinson (with holders of 18,133,836 shares voting in favor, 1,637,996 shares withheld and none abstaining); Simon Williams (with holders of 18,134,006 shares voting in favor, 1,637,826 shares withheld and none abstaining). Mr. Affleck-Graves, Mr. Dunn, Ms. Handler and Mr. Levinson will serve until the year 2009 annual meeting of stockholders and Mr. Williams will serve until the year 2008 annual meeting of stockholders.

2. The selection of KPMG LLP as the Company’s independent auditors for the 2006 fiscal year was ratified (with holders of 19,269,746 shares voting in favor, 459,649 voting against and 42,437 abstaining).

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2006

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

10.2.8
Amendment No. 7, dated as of June 22, 2006, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-11616).

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

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith