Form 10-Q
period 2006-09-30
STUDENT LOAN CORP
filed 2006-11-09
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

On October 31, 2006, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at www.studentloan.com

Form 10-Q

Table of Contents

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three- and Nine-Month Periods Ended September 30, 2006 and 2005	3

		Consolidated Balance Sheet as of September 30, 2006 (Unaudited) and December 31, 2005	4

		Consolidated Statement of Cash Flows (Unaudited) for the Nine-Month Periods Ended September 30, 2006 and 2005	5

		Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Nine-Month Periods Ended September 30, 2006 and 2005	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 18

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 30

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4 -	Controls and Procedures	32

Part II	Other Information

	Item 1A-	Risk Factors	33

	Item 6 -	Exhibits	33

Signature			34

Exhibit Index			35

PART I CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
NET INTEREST INCOME
Interest income	$420,366	$340,890	$1,227,924	$946,232
Interest expense to principal stockholder	321,962	217,656	907,234	565,053
Net interest income	98,404	123,234	320,690	381,179
Less: provision for loan losses	(7,065)	(2,427)	(18,506)	(7,828)
Net interest income after provision for loan losses	91,339	120,807	302,184	373,351

OTHER INCOME
Gains on loans securitized	75,163	37,817	144,236	85,604
Gains on loans sold	5,904	11,902	26,103	12,151
Fee and other (loss)/income	(2,433)	4,631	16,963	(5,106)
Total other income	78,634	54,350	187,302	92,649

OPERATING EXPENSES
Salaries and employee benefits	14,969	12,158	41,128	35,399
Other expenses	29,023	27,688	80,811	72,654
Total operating expenses	43,992	39,846	121,939	108,053

Income before income taxes and extraordinary item	125,981	135,311	367,547	357,947
Income taxes	48,170	52,353	141,771	133,412
Income before extraordinary item	77,811	82,958	225,776	224,535
Gain on extinguishment of trust, net of taxes of $3,448	-	-	-	5,465
NET INCOME	$ 77,811	$ 82,958	$ 225,776	$230,000

DIVIDENDS DECLARED	$ 26,000	$ 21,600	$ 73,600	$ 64,800

BASIC AND DILUTED EARNINGS
PER COMMON SHARE
(based on 20 million average shares outstanding)
Income before extraordinary item	$ 3.89	$ 4.15	$ 11.29	$ 11.23
Extraordinary item	-	-	-	.27
NET INCOME	$ 3.89	$ 4.15	$ 11.29	$ 11.50

DIVIDENDS DECLARED PER COMMON SHARE	$ 1.30	$ 1.08	$ 3.68	$ 3.24

See accompanying Notes to the Unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006 (Unaudited)	2005
ASSETS
Federally insured student loans	$ 16,675,850	$ 17,508,605
Private education loans	3,647,499	4,812,443
Deferred origination and premium costs	662,049	706,736
Less: allowance for loan losses	(11,377)	(4,990)
Student loans, net	20,974,021	23,022,794
Other loans and lines of credit	104,816	50,085
Loans held for sale	2,614,727	2,067,937
Cash	27	1,152
Residual interests in securitized loans	382,963	188,454
Other assets	895,761	657,275

Total Assets	$ 24,972,315	$ 25,987,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$ 11,384,800	$ 10,781,100
Long-term borrowings, payable to principal stockholder	11,200,000	13,200,000
Deferred income taxes	290,289	289,843
Other liabilities	578,431	354,909

Total Liabilities	23,453,520	24,625,852

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,312	139,383
Retained earnings	1,375,932	1,222,262
Accumulated other changes in equity from nonowner sources	1,351	-

Total Stockholders' Equity	1,518,795	1,361,845

Total Liabilities and Stockholders' Equity	$ 24,972,315	$ 25,987,697

See accompanying Notes to the Unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 225,776	$ 230,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	9,962	10,364
Amortization of servicing asset	-	4,241
Amortization of deferred loan origination and purchase costs	110,431	88,363
Accreted interest on residual interests	(15,306)	(4,808)
Provision for loan losses	18,506	7,828
Deferred tax provision	(1,346)	100,040
Gains on loans sold	(26,103)	(12,151)
Gains on loans securitized	(144,236)	(85,604)
Loss/(gain) on valuation of residual interests designated as trading	5,937	(3,988)
Gain on extinguishment of the 2002 Trust	-	(8,913)
Loss on valuation of servicing assets	12,917	-
Disbursements and procurements of loans for resale	(901,235)	(63,909)
Proceeds from loans securitized	841,292	-
Cash received on residual interests in trading securitized assets	2,754	-
Impairment loss on retained interests in securitized assets	2,934	24,759
Increase in accrued interest receivable	(168,245)	(133,703)
Increase in other assets	(13,685)	(29,518)
Increase in other liabilities	225,451	36,879
Net cash provided by operating activities	185,804	159,880

Cash flows from investing activities:
Disbursements of loans	(3,019,309)	(2,654,220)
Secondary market and other loan procurement activity for portfolio	(5,061,996)	(5,399,232)
Redemption of 2002 Trust beneficial interests, net of expenses	-	(373,352)
Loan reductions	4,907,810	4,152,403
Increase in loan origination costs and purchase premiums	(225,738)	(292,548)
Proceeds from loans sold	874,806	375,757
Proceeds from loans securitized	3,809,324	3,045,978
Cash received on residual interests in available-for-sale securitized assets	5,818	6,050
Capital expenditures on equipment and computer software	(7,744)	(8,802)
Net cash provided by/(used in) investing activities	1,282,971	(1,147,966)

Cash flows from financing activities:
Net increase/(decrease) in borrowings with original maturities of one year or less	1,603,700	(1,297,000)
Repayments of borrowings with original terms of one year or more	(3,000,000)	(3,650,000)
Proceeds from borrowings with original terms of one year or more	-	6,000,000
Dividends paid to stockholders	(73,600)	(64,800)
Net cash (used in)/provided by financing activities	(1,469,900)	988,200

Net (decrease)/increase in cash	(1,125)	114
Cash - beginning of period	1,152	628
Cash - end of period	$ 27	$ 742
Supplemental disclosure:
Cash paid for:
Interest	$ 905,888	$ 530,688
Income taxes, net	$ 74,078	$ 122,343

See accompanying Notes to the Unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30,
	2006	2005
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,583	$ 139,376
Capital contributions and other changes	1,929	179
Balance, end of period	$ 141,512	$ 139,555

RETAINED EARNINGS
Balance, beginning of period	$1,222,262	$ 999,702
Cumulative effect of adoption of accounting standard, net of taxes of $941	1,494	-
Net income	225,776	230,000
Common dividends declared, $3.68 per common share in 2006 and $3.24 per common share in 2005	(73,600)	(64,800)
Balance, end of period	$1,375,932	$1,164,902

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ -	$ 7,829
Net change in unrealized gains/(losses) on investment securities, net of taxes/benefits of $850 in 2006 and $(5,017) in 2005	1,351	(7,829)
Balance, end of period	$ 1,351	$ -

TOTAL STOCKHOLDERS' EQUITY	$1,518,795	$1,304,457

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 225,776	$ 230,000
Changes in equity from nonowner sources, net of taxes	1,351	(7,829)
Total changes in equity from nonowner sources	$ 227,127	$ 222,171

See accompanying Notes to the Unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

1.	Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, Educational Loan Center, Inc. (ELC) and SLC Student Loan Receivables I, Inc. All intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles have been reflected. The results for the three and nine months ended September 30, 2006 may not be indicative of the results for the full year ended December 31, 2006. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s 2005 Annual Report and Form 10-K.

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

Loans

The majority of the Company’s loan portfolio consists of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act. The majority of the Company’s student loans are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments and floor income, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and recognized as yield adjustments to interest income.

The Company also has a portfolio of alternative private education loans, primarily CitiAssist Loans. Generally, such loans are insured against loss by private insurers and/or are covered under other risk-sharing agreements with certain schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income.

Allowance for Loan Losses

Most of the Company’s FFEL Program and private loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for the portion of loan portfolios not covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program portfolio subject to the risk-sharing provisions of the Higher Education Act, and (2) the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools.  FFEL Program loans serviced by Exceptional Performers are subject to 1% risk-sharing for default claims submitted on or after July 1, 2006. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses. The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s CitiAssist and FFEL Program loan portfolios on the first day of delinquency. Estimated losses, which are based on historical delinquency and credit loss experience updated for current conditions, are determined after considering the current aging of the portfolio.

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an uninsured CitiAssist Loan reaches 90 days of delinquency, or (3) an insured CitiAssist Loan reaches 150 days of delinquency. Accrual of interest is resumed when the loan guarantee is reinstated. The Company immediately writes off the principal corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency, the guaranteed principal of FFEL Program loans at 450 days of delinquency, the uninsured portion of CitiAssist Loans at 120 days of delinquency, and the insured portion of the CitiAssist Loans at 210 days of delinquency. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

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

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales

The Company accounts for its whole loan sales in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS 140). In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the sale accounting rules of SFAS 140 require the Company to relinquish effective control over the loans sold as of the sale date.

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, a decision must be made as to whether that transfer is considered a sale in accordance with SFAS 140. If it is a sale, the transferred assets are removed from the Company's Consolidated Balance Sheet with a gain or loss recognized.

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

Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights. The Company accounts for its residual interest from the 2004 securitization as available-for-sale securities and the residual interests from its 2005 and 2006 securitizations as trading account assets. The Company’s servicing assets are included in “Other assets” on its Consolidated Financial Statements. Gains or losses on securitization and sales depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in “Gains on loans securitized”.

The Company values its residual interests at fair value using financial models. The Company estimates the fair value of these residual interests by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities may be found in Note 9.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated loan sale requirements in the near term. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value. For the three- and nine-month periods ended September 30, 2006 and 2005, market value exceeded cost. Accordingly, no valuation allowance was necessary.

Internally Developed Software

Certain direct costs associated with the development of internal use software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in “Other assets” and are amortized by the straight-line method over the service period, not to exceed ten years. Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for obsolescence. Capitalized costs of projects deemed to be obsolete or abandoned are written off to operating expense.

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

The Company’s portfolio of student loans primarily consists of FFEL Program guaranteed student loans authorized by the Department under the Higher Education Act and CitiAssist Loans originated through a private alternative student loan program.

The Company’s loans are summarized by program type as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Federal Stafford Loans	$7,707,851	$8,374,721
Federal Consolidation Loans	8,105,486	8,177,635
Federal SLS/PLUS/HEAL Loans	862,513	956,249
CitiAssist Loans	3,647,424	4,812,361
Other alternative loans	75	82
Total student loans, excluding deferred costs	20,323,349	22,321,048
Deferred origination and premium costs	662,049	706,736
Student loans	20,985,398	23,027,784
Less: allowance for loan losses	(11,377)	(4,990)
Student loans, net	20,974,021	23,022,794
Loans held for sale, excluding deferred costs	2,511,126	2,039,728
Deferred origination and premium costs	103,601	28,209
Loans held for sale	2,614,727	2,067,937
Other loans and lines of credit	104,816	50,085
Total loan assets	$23,693,564	$25,140,816

The decrease in student loans during 2006 is due to the 2006 securitization activity.

Delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on CitiAssist Loans, including delinquency and insurance coverage, are shown in the table below:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Total CitiAssist Loans(1)	$5,906,424	$4,812,361
CitiAssist Loans in repayment	$2,510,906	$2,541,869
CitiAssist Loans in forbearance	$ 196,788	$ 191,410
CitiAssist Loans delinquent 30 - 89 days as a % of total CitiAssist Loans in repayment	2.8%	1.8%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	1.1%	0.7%
Allowance for loan losses for CitiAssist Loans	$ 5,003	$ 2,997
Total CitiAssist Loans insured by third party insurers(2)	$5,113,871	$4,149,354
Total uninsured CitiAssist Loans(3)	$ 792,553	$ 663,007

(1)	Of the CitiAssist Loans, $2,259.0 million are included in “Loans held for sale” at September 30, 2006.
(2)	See Allowance for Loan Losses in Note 1 regarding the Company’s insured loans.
(3)
Of the uninsured CitiAssist Loans, $518.8 million and $446.4 million at September 30, 2006 and December 31, 2005, respectively, are covered under risk-sharing arrangements with certain schools and universities. See Allowance for Loan Losses in Note 1 regarding risk-sharing agreements with certain schools and universities.

4.	Other Assets

Other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Accrued interest receivable
from student loan borrowers/others	$ 545,984	$382,181
from federal government	138,174	133,732
Servicing assets from securitization activity (Note 9)	135,558	76,784
Equipment and computer software(1)	45,389	47,231
Other	30,656	17,347
Total other assets	$895,761	$657,275

(1)
This amount primarily includes capitalized internal use software at September 30, 2006 and December 31, 2005. These amounts are reflected net of accumulated depreciation and amortization, as appropriate, of $42.7 million and $32.8 million at September 30, 2006 and December 31, 2005, respectively.

5.	Fee and Other (Loss)/Income

A summary of fee and other (loss)/income follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Mark-to-market (losses)/gains on residual interests	$(3,500)	$ 2,399	$ (5,937)	$ 3,988
Mark-to-market losses on servicing assets	(4,419)	-	(12,917)	-
Mark-to-market (losses)/gains on derivatives	(8,434)	-	2,867	-
Servicing fees on securitized assets (for the periods ended September 30, 2005, fees are net of amortization)	8,997	2,209	22,298	4,086
Other origination and servicing fees, primarily from CBNA	2,656	2,375	5,456	5,000
Servicing asset impairments	-	(99)	-	(8,462)
Residual interest impairments	-	(4,480)	(2,934)	(16,297)
Late fees	2,039	2,127	5,293	6,277
Other	228	100	2,837	302
Total fee and other (loss)/income	$(2,433)	$ 4,631	$ 16,963	$ (5,106)

See Note 9 for further information regarding the calculation of mark-to-market gains and losses and impairments related to the Company’s residual interests and servicing assets.

6.	Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. A number of significant transactions are carried out between the Company and Citigroup and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company. These intercompany agreements include the Omnibus Credit Agreement, a tax-sharing agreement and a student loan origination agreement. In addition, the Company has an agreement for education loan servicing with another subsidiary of Citigroup.

Detailed below is a description of, and amounts relating to, the Company’s revenue and expense transactions with CBNA or other Citigroup affiliates that have been reflected in the accompanying Consolidated Statement of Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenues Interest income	$ 88	$ 2	$ 304	$ 11
Interest expense	321,962	217,656	907,234	565,053
Fee and other income	2,656	2,375	5,456	5,000
Operating Expenses Salaries and employee benefits Employee benefits and administration	$ 2,703	$ 2,329	$ 7,832	$ 6,842
Stock-based compensation	397	139	1,481	630
Other expenses
Servicing, professional and other fees paid	$ 12,483	$ 11,264	$ 33,671	$ 29,677
Data processing and communications	1,678	1,618	4,698	5,163
Premises, primarily rent	734	623	2,202	1,861
Other	1,429	254	2,184	1,088

CBNA Omnibus Credit Agreement
The Company had outstanding short- and long-term unsecured borrowings with CBNA of $11.4 billion and $11.2 billion, respectively, at September 30, 2006 and $10.8 billion and $13.2 billion, respectively, at December 31, 2005, incurred under the terms of an Omnibus Credit Agreement with CBNA. This agreement provides for up to $30 billion in total credit through December 31, 2009, at which time it is anticipated that the agreement will be extended.

Interest incurred on the Company’s borrowings from CBNA are reported as interest expense in the table above.

Interest Rate Derivative Agreements
During 2006 and 2005, the Company was a party to several interest rate swap agreements with CBNA to manage its interest rate risk exposure. Interest paid or received on these interest rate swap agreements are reflected in interest expense in the table above. Also, as of September 30, 2006, the Company was a party to several interest rate options with CBNA. For further information on the Company’s derivatives, see Note 7.

Student Loan Origination Agreement
CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. Total CitiAssist Loans purchased by the Company for the nine months ended September 30, 2006 and 2005 was $1,517 million and $1,348 million, respectively. The Company also earned loan origination and servicing revenue for work performed on CitiAssist Loans held by CBNA prior to purchase by the Company. This revenue is included in “Fee and other income” in the table above.

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

From time to time, the Company enters into interest rate derivative agreements to manage its interest rate risk exposure resulting from variability between the rates paid on its borrowings (based on LIBOR) and the rate received on its loan assets (based on either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate, or the prime rate). These derivative agreements are commitments to make cash settlements to counterparties at specified future dates, based on differentials between specified financial indices, as applied to a notional principal amount. Changes in the fair value of derivatives are recorded in “Fee and other (loss)/income”.

The Company is a party to interest rate swaps with CBNA, an investment-grade counterparty, to manage its interest rate risk exposure resulting from variability between the rates paid on its borrowings (based on LIBOR) and the rate received on its CitiAssist Loan assets (based on the prime rate). These swaps were not designated as hedges and do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). These swap agreements had a notional amount of $4 billion at September 30, 2006 and mature in 2007. In addition, the Company has other LIBOR based swaps with a notional amount of $5 billion at September 30, 2006, which are used to manage the interest rate risk inherent in the residual interest values relating to the Company’s securitizations. These swaps mature in 2011. The swaps described above had a $3.8 million fair value at September 30, 2006 which is included in “Other assets” on the Company’s Consolidated Balance Sheet. The Company had no swap agreements outstanding at December 31, 2005.

The Company is a party to several interest rate option agreements with CBNA. These interest rate option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. A portion of the options mature in 2016, and the remainder mature in 2021. These options had a notional amount of $5.7 billion and $2.0 billion at September 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s options was $11.8 million and $6.1 million as of September 30, 2006 and December 31, 2005, respectively, which is included in “Other liabilities” on the Company’s Consolidated Balance Sheet.

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

A summary of the Company’s securitization transactions for the three and nine months ended September 30, 2006 and 2005 is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Student loans securitized during the period	$2,498.4	$1,006.6	$4,698.6	$3,032.5
Realized gains on loans securitized	75.2	37.8	144.2	85.6
Mark-to-market gains on residual interests at securitization date	3.6	1.5	6.3	3.1

The following table reflects amounts and activities related to the Company’s securitizations:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Total student loan assets in trusts	$9,608,669	$5,427,693
Residual interests	382,963	188,454
Servicing assets	135,558	76,784
Receivable from trusts for servicing	2,993	1,776
Payable to trusts for student loan payments	8,581	3,130

The following table reflects amounts received from the securitization trusts for the first nine months of 2006 and 2005:

(Dollars in thousands)	2006	2005
Cash received from trusts for servicing	$21,080	$7,611
Cash received from trusts on residual	8,572	6,050

The changes in the Company’s residual interests are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$273,137	$ 95,337	$188,454	$ 72,733
Accreted interest	6,425	2,188	15,306	4,808
Cash flows from trusts	(4,818)	-	(8,572)	(6,050)
Temporary change in fair value of available-for-sale securities	2,201	-	2,201	(2,983)
Mark-to-market gains/(losses) on residual interests	(3,500)	2,399	(5,937)	3,988
Residual interest impairments	-	(4,480)	(2,934)	(16,297)
Student loan securitizations	109,518	38,382	194,445	95,715
Extinguishment of the 2002 Trust	-	-	-	(18,088)
Balance at end of period	$382,963	$133,826	$382,963	$133,826

The residual interest in the 2004 Trust is accounted for as available-for-sale securities. The residual interests in the remaining Trusts are accounted for as trading securities, as designated at the inception of the trusts.

The Company continues to service the loan portfolios after they have been securitized and considers the securitized portfolios to be part of its managed loans. At September 30, 2006, the Company’s managed loans included $919.4 million of loans that were 90 or more days delinquent, of which $726.6 million were in the Company’s owned portfolio and $192.8 million were in securitized portfolios. At December 31, 2005, managed loans included $894.2 million of loans that were 90 or more days delinquent, of which $742.8 million were in the Company’s owned portfolio and $151.4 million were in securitized portfolios.

During the nine-month periods ended September 30, 2006 and 2005, the Company earned $22.3 million and $8.3 million, respectively, of servicing revenue excluding amortization, for servicing the trust portfolios. Changes in the Company’s servicing assets are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$ 100,689	$ 47,112	$ 76,784	$ 28,177
Cumulative effect adjustment	-	-	2,435	-
Other-than-temporary impairment	-	(99)	-	(8,462)
Mark-to-market losses on servicing assets	(4,419)	-	(12,917)	-
Trust securitizations	39,288	16,516	69,256	45,630
Amortization	-	(2,425)	-	(4,241)
Balance at end of period	$ 135,558	$ 61,104	$135,558	$ 61,104

The cumulative effect adjustment in the table above was related to the adoption of SFAS 156. See Notes 1 and 2 for further information. The mark-to-market loss in the table above primarily represents the time value decay of the servicing asset.

The Company uses standard industry models, subject to internal validation, to determine the valuation of its residual interests and servicing assets. Each class of servicing assets is valued individually. These models utilize estimates and assumptions regarding a number of complex and subjective variables. Each of these estimates and assumptions are subject to change and, therefore, the fair values of the retained interests as presented in the Consolidated Financial Statements are subject to possible further impairment and may not be fully recoverable.

The loans held in the trusts are eligible for various borrower benefits. Borrowers typically receive a 25 basis point rate reduction if they sign up for automated clearing house payments. In addition, borrowers can receive up to a 1% rate reduction if they make 36, 48 or 60 consecutive on time payments, depending on the program, and continue to make on time payments. Because these borrower benefits impact the amount of interest collected from borrowers, they can have a significant impact on the fair value of the Company’s retained interests.

The key assumptions used to value the residual interests related to the 2006 trusts at the respective dates of securitizations were as follows:

	2006-1	2006-2
Discount rate	10.0%	10.0%
Consolidation prepayment rates	Up to 11.6% in 5 to 10 years	Up to 10.3% in 5 to 10 years
Anticipated net credit losses	0.10%	0.10%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.11%
Utilization rate of borrower benefits:
Automated clearing house (ACH)	19.0%	20.5%
On time payments	17.2%	17.6%

The key assumptions used to value the residual interests for the securitization trusts at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Discount rate	10.0%	10.0%
Consolidation prepayment rates	Up to 10.3% in 5 to 10 years	Up to 10.0% in 6 to 10 years
Anticipated net credit losses	0.09% to 0.12%	0.00%
Basis spread between LIBOR and Commercial Paper rate	0.11%	0.10%
Utilization rate of borrower benefits:
Automated clearing house	17.5% to 39.8%	18.0% to 39.7%
On time payments	14.9% to 37.6%	14.5% to 33.0%

Since the Company receives risk-sharing benefits as an Exceptional Performer, the Company used an anticipated net credit loss assumption of 0.09% to 0.12% for the securitized loans at September 30, 2006 and 0% at December 31, 2005. The increase in the anticipated net credit loss assumption for 2006 reflects changes in the Exceptional Performer provisions implemented under the Deficit Reduction Act, which was enacted in February 2006. These provisions impose a 1% risk-sharing deductible on default claims submitted by Exceptional Performers. Previously, servicers with this designation were not subject to risk-sharing deductibles. If the Company lost its Exceptional Performer designation, the fair value of the residual interests at September 30, 2006 would decrease by approximately $6.9 million. Also, a change in market interest rates could affect the value of the residual interests.

The key assumptions used to value the servicing assets for the securitization trusts at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Average discount rate	6.3%	6.0%
Consolidation prepayment rates	Up to 10.3% in 5 to 10 years	Up to 10.0% in 6 to 10 years
Average servicing margin	26 basis points	26 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at September 30, 2006	$382,963	$ 135,558
Discount rate	10.0%	6.4%
10% adverse change	$(14,590)	$ (3,228)
20% adverse change	$(28,100)	$ (6,318)
Consolidation prepayment rate	Up to 10.3% in 5 to	Up to 10.3% in 5 to
	10 years	10 years
10% adverse change	$ (7,534)	$ (3,136)
20% adverse change	$(13,886)	$ (5,901)
Anticipated net credit losses	0.09% to 0.12%	0.09% to 0.12%
10% adverse change	$ (2,473)	$ (739)
20% adverse change	$ (5,119)	$ (1,509)
Servicing margin	-	26 basis points
10% adverse change	-	$(11,608)
20% adverse change	-	$(22,663)
Basis spread	0.11%	-
10% adverse change	$ (4,396)	-
20% adverse change	$ (8,838)	-
Borrower benefits - ACH	17.5% to 39.8%	-
10% adverse change	$ (2,486)	-
20% adverse change	$ (4,984)	-
Borrower benefits - on time payments	14.9% to 37.6%	-
10% adverse change	$ (6,517)	-
20% adverse change	$(13,081)	-

10.	Short- and Long-Term Borrowings

The Company’s outstanding borrowings were obtained under the terms of an Omnibus Credit Agreement with CBNA. This agreement expires December 2009, at which time it is anticipated that the agreement will be extended.

Approximately $5.5 billion of the Company's outstanding short- and long-term debt includes various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

11.	Future Application of Accounting Standards

Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). This interpretation attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for "uncertain tax position."  This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained.  The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized.  FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.  The Company is required to adopt this Interpretation as of January 1, 2007.  The adoption of FIN 48 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined, and may require additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after

November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on the Consolidated Financial Statements of the Company.

Potential Amendments to Various Current Accounting Standards
The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

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

Business Overview

The Student Loan Corporation (the Company) is one of the nation’s leading originators and holders of student loans. The majority of the Company’s loans are guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates and holds student loans that are not insured under the Higher Education Act, primarily CitiAssist Loans.

The Company is a market leader in education finance and offers a full array of student loan products to students and their parents. The Company is committed to providing exceptional service to schools’ financial aid administrators and borrowers, offering competitive and innovative products to students and their families, and maximizing the functionality of its on-line services. The Company differentiates itself from its competitors by offering life of loan servicing on most loans.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate) and the interest paid on its borrowings (primarily based on LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. The Company’s earnings are also impacted by portfolio growth and gains on loan securitizations. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate and LIBOR. The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to fluctuations in the interest rate curves.

Changes in interest rates also impact the Company’s recognition of floor income. Floor income is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Also, borrowers pay interest at a fixed rate on Federal Consolidation Loans and therefore an increase in the Company’s cost of funds during the term of such loans could reduce floor income. Floor income is being further reduced under certain provisions of the Deficit Reduction Act, which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department for loans for which the first disbursement is made on or after April 1, 2006. See the definition of floor income in Reconciliation of Floor Income to Net Interest Income on page 25.

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

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies in the first nine months of 2006. The Company considers its accounting policies on revenue recognition, loan accounting, allowance for loan losses and student loan securitizations to be its critical accounting policies. For a description of these and other significant accounting policies, see Notes 1, 3 and 9 to the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report and Form 10-K.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). This interpretation attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for "uncertain tax position."  This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained.  The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized.  FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.  The Company is required to adopt this Interpretation as of January 1, 2007.  The adoption of FIN 48 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined, and may require additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

Potential Amendments to Various Current Accounting Standards

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

Financial Condition

Loans

See the summary of the Company’s loans by program type in Note 3 to the Consolidated Financial Statements. Also see the loan activity for the loans owned by the Company on pages 21 and 22. Of the Company’s total student loan portfolio, $2.8 billion were serviced by external servicers at September 30, 2006.

Given the rising cost of education and students’ needs for alternative sources of education financing, CitiAssist Loans continue to be the fastest growing segment of the

Company’s loan portfolio. Loan consolidation volume has also increased substantially in recent years. However, this volume is expected to temper in response to rising interest rates.

During the nine months ending September 30, 2006, the Company’s managed loan portfolio grew by $2.7 billion (9%) to $33.3 billion. Included in this amount are the Company’s owned loans of $23.7 billion, which consists of loans originated under the FFEL Program and CitiAssist Loans, as well as $9.6 billion of student loans held in securitization trusts. The Company’s owned assets, comprised of $21.1 billion of loans held in its portfolio and $2.6 billion of loans held for sale, decreased by $1.4 billion (6%) from $25.1 billion at December 31, 2005, primarily due to the Company’s securitizations of $4.7 billion of loans during the first nine months of 2006, partially offset by loan disbursements and loan procurement activities.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

(Dollars in millions)	September 30, 2006	December 31, 2005
Average owned loans (year to date)	$25,962	$26,305
Average managed loans (year to date)	32,020	29,179
Managed loans at end of period	33,314	30,573

The table below shows the loan activity for the loans owned by the Company during the nine months ended September 30, 2006 and 2005:

(Dollars in millions)	September 30, 2006	September 30, 2005
Balance at beginning of period	$25,141	$24,889
FFEL Program Stafford and PLUS Loan disbursements	3,062	2,654
Secondary market and other loan procurement activities	5,920	5,463
Redemption of the 2002 Trust	-	370
Loan reductions(1)	(4,908)	(4,152)
Loan securitizations	(4,770)	(3,084)
Loan sales, gross	(848)	(364)
Deferred costs and other adjustments	97	217
Balance at end of period	$23,694	$25,993

(1)	Loan reductions are attributable primarily to borrower principal payments, loan consolidations, claims paid by guarantors and certain changes in loan loss reserves.

Loan Disbursement and Procurement Activity

Loan disbursements volume continued to grow during the third quarter of 2006 compared to the same period last year. Loan disbursements represent the amount of cash distributed to or on behalf of borrowers for loan principal related to loan originations. The Company’s loan disbursements and CitiAssist Loan commitments to finance education are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2006	2005	2006	2005
FFEL Program Stafford and PLUS Loan disbursements	$1,296(1)	$ 1,079(1)	$3,062(1)	$2,654(1)
CitiAssist Loans disbursed under commitments to purchase, net	682(2)	622(2)	1,463(2)	1,310(2)
Total loan disbursements and commitments	$1,978	$ 1,701	$4,525	$3,964

(1) Of these disbursements, $43 million of loans were disbursed for resale during the three and nine months ended September 30, 2006, and $23 million and $48 million during the three and nine months ended September 30, 2005, respectively.
(2) This amount consists of the CitiAssist Loans that were disbursed by CBNA. In addition, $564 million and $533 million of CitiAssist Loan commitments were awaiting disbursement by CBNA as of September 30, 2006 and 2005, respectively. These loans have been or will be purchased by the Company after final disbursement.

The $408 million increase in FFEL Program loan disbursements for the first nine months of 2006, compared to the same period last year, is primarily attributable to ongoing sales initiatives and overall growth in the marketplace.

In order to comply with certain regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus contractual fees. CitiAssist Loans are originated through an alternative loan program and do not carry federal government guarantees. Generally, such loans are insured against loss by private insurers and/or are covered under other risk-sharing arrangements with schools and universities. At September 30, 2006 and 2005, $665 million and $607 million, respectively, of CitiAssist Loans were owned and held by CBNA. The CitiAssist Loan growth reflects borrowers’ increased need for alternative sources of education funding outside of the FFEL Program.

The Company’s secondary market and other loan procurement activities are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2006	2005	2006	2005
FFEL Program Consolidation Loans volume	$1,499	$ 2,040	$3,073	$3,567
Purchases of private education loans, primarily CitiAssist Loans	150(1)	131(1)	1,517(1)	1,348(1)
Other FFEL Program loan purchases	691	145	1,330	548
Total secondary market and other loan procurement activities	$2,340(2)	$ 2,316(3)	$5,920(2)	$5,463(3)

(1)
The Company purchases CitiAssist Loans from CBNA shortly after final disbursement. These loans have also been fully included in the loan disbursements and commitments table above in CitiAssist Loans disbursed under commitments to purchase, in this quarter or in prior quarters depending on when the loan was disbursed by CBNA.

(2)
Of these procurements, $1,492 million of loans were procured for portfolio and $848 million were procured for resale during the three months ended September 30, 2006 and $5,062 million were procured for portfolio and $858 million were procured for resale for the nine months ended September 30, 2006.

(3)
Amount includes $2,298 million procured for portfolio and $18 million procured for resale for the three months ended September 30, 2005 and $5,399 million procured for portfolio and $64 million procured for resale for the nine months ended September 30, 2005.

Of the Consolidation Loan volume for the nine-month periods ended September 30, 2006 and 2005, presented in the table above, $2,296 million and $1,674 million, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio. Consolidation loan volume is expected to decline after September 30, 2006, when certain provisions of the Deficit Reduction Act became effective.

The chart above includes CitiAssist Loans that were purchased from CBNA, the originator and disburser of these loans. Certain loans that are included in the loan disbursements and CitiAssist Loan commitments table above have not yet been purchased by the Company and are not included in the Company’s September 30, 2006 loan portfolio. The Company expects to acquire substantially all of those CBNA-owned CitiAssist Loans after they have been fully disbursed. For additional information see Note 6 to the Consolidated Financial Statements.

Generally, most loans in the held for sale portfolio are not specifically purchased or originated for resale and are initially recorded in the Company’s held portfolio. However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified to held for sale and eventually sold or securitized.

Allowance for loan losses

The Company’s allowance for loan losses of $11.4 million at September 30, 2006 includes $6.4 million for its FFEL Program loan portfolio and $5.0 million for its CitiAssist Loans. The allowance at December 31, 2005 of $5.0 million was composed of $2.0 million for its FFEL Program loans and $3.0 million for its CitiAssist Loans. The increase in the allowance for loan losses at September 30, 2006 compared to the prior year was primarily attributable to the risk-sharing provisions of the Deficit Reduction Act, and seasoning of the CitiAssist portfolio. For more information of the impact of the Deficit Reduction Act, see Regulatory Impacts on page 28.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	Third Quarter 2006	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005

Balance at beginning of period
FFEL Program	$ 5,519	$4,245	$1,993	$2,003	$1,338
CitiAssist	4,417	5,142	2,997	2,662	3,327
	9,936	9,387	4,990	4,665	4,665
Provision for loan losses
FFEL Program	3,170	1,149	2,401	1,335	1,354
CitiAssist	3,895	4,152	3,739	3,994	1,073
	7,065	5,301	6,140	5,329	2,427
Charge offs
FFEL Program	(2,316)	124	(154)	(1,348)	(691)
CitiAssist	(3,776)	(5,293)	(2,006)	(3,818)	(2,001)
	(6,092)	(5,169)	(2,160)	(5,166)	(2,692)
Recoveries
FFEL Program	1	1	5	3	2
CitiAssist	467	416	412	159	263
	468	417	417	162	265
Balance at end of period FFEL Program CitiAssist	6,374 5,003	5,519 4,417	4,245 5,142	1,993 2,997	2,003 2,662
	$11,377	$9,936	$9,387	$4,990	$4,665

Private Education Loans in Repayment

The Company’s alternative private education loan portfolio consists primarily of CitiAssist Loans. Private education loans are not guaranteed by the federal government. Although most of the CitiAssist Loans are insured by private third-party insurers, a fraction is uninsured. A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. $288 million and $339 million of uninsured CitiAssist Loans in repayment were covered under such risk-sharing agreements as of September 30, 2006 and December 31, 2005, respectively. The Company is exposed to losses of up to 100% on those loans that are both uninsured and have no risk-sharing arrangements with the Company’s educational partners.

The insured and uninsured amounts of CitiAssist Loans in repayment are presented in the table below:

	September 30, 2006		December 31, 2005
(Dollars in millions)	Amount	%	Amount	%
Insured CitiAssist Loans	$2,098	84%	$2,081	82%
Uninsured CitiAssist Loans	413	16%	461	18%
Total CitiAssist Loans in repayment	$2,511	100%	$2,542	100%

Insured CitiAssist Loans are covered under agreements with one of the following insurance companies: Guaranty National Insurance Company (GNIC), Royal Indemnity Company (RIC), or United Guaranty (UG)/New Hampshire Insurance Company (NHIC). UG and NHIC are subsidiaries of American International Group (AIG). GNIC and RIC are part of Royal & SunAlliance’s U.S. insurance operations (RSA USA). The GNIC- and RIC-insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under the UG/NHIC program, which insures most new CitiAssist Loan originations, defaults generally subject the Company to risk-sharing losses of between 10% and 20% of the claim amount. During the first quarter of 2006, the Standard & Poor’s credit rating for RSA USA was withdrawn. On September 28, 2006, RSA UK announced the intent to sell RSA USA to Arrowpoint Capital, a vehicle set up by RSA USA’s management team. The sale is subject to regulatory approvals. AIG is rated AA by Standard & Poor’s as of September 30, 2006. See Note 3 to the Consolidated Financial Statements for further information about CitiAssist Loans.

Other Assets

The $238.5 million (36%) increase in other assets is primarily due to increased interest receivable from student loans which was caused by seasonality and an increase in interest rates, and the addition of servicing assets from current year securitizations.

Other Liabilities

The $223.5 million (63%) increase in other liabilities reflects an increase in pending settlement activity due to higher volumes of loan consolidations, as borrowers sought to consolidate loans ahead of the July 1, 2006 interest rate reset. In addition, accrued taxes increased due to gains on securitizations.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and special allowance payments (SAP) from the federal government and securitizations are the Company’s primary sources of cash. The Company carefully weighs interest rate risk in choosing between funding alternatives. The Company’s daily funding requirements are generally managed with credit facilities provided by CBNA. The Company’s primary uses of cash are for new loan originations and purchases. The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company had loan purchase commitments of $1,383 million, loan disbursement commitments of $1,295 million and loan sales commitments of $250 million at September 30, 2006. Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. The Company also provides lines of credit to certain schools and institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At September 30, 2006, these organizations have unused lines of credit of $385 million available to them.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Analysis

A net interest margin analysis for the Company’s on-balance sheet portfolio is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Student loan yield, before floor income	7.48%	5.82%	7.16%	5.36%
Floor income	0.01%	0.19%	0.03%	0.27%
Consolidation loan rebate fees	(0.42)%	(0.43)%	(0.43)%	(0.44)%
Accreted interest on residual interests	0.10%	0.03%	0.08%	0.03%
Amortization of deferred loan origination and purchase costs	(0.60)%	(0.52)%	(0.57)%	(0.44)%
Net yield	6.57%	5.09%	6.27%	4.78%
Cost of funds	(5.03)%	(3.25)%	(4.63)%	(2.85)%
Net interest margin	1.54%	1.84%	1.64%	1.93%

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for the federal government’s SAP. Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP. Historically, the Company has also earned a substantial amount of floor income during periods of falling interest rates. Floor income has been reduced under certain provisions of the Deficit Reduction Act, which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department for loans for which the first disbursement is made on or after April 1, 2006.

In addition to the decrease in floor income during the three months ended September 30, 2006, the Company’s net interest margin has been reduced by increases in funding costs that have exceeded increases in interest earned. The relatively larger increase in funding costs occurred as previously funded low cost fixed-rate debt matured and was refinanced at higher current market rates.At September 30, 2006, and September 30, 2005, the outstanding borrowings had contracted weighted average interest rates of 5.3% and 3.5%, respectively.

Net interest margin for the three and nine months ended September 30, 2006 has also been affected by higher levels of amortization of deferred loan origination and purchase costs. This was driven by higher acquisition costs and prepayment rates.

Rate/Volume Analysis

The following table shows the contribution to changes quarter-over-quarter and year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the three months ended September 30, 2006 vs. the three months ended September 30, 2005			For the nine months ended September 30, 2006 vs. the nine months ended September 30, 2005
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets	$(15.4)	$ 94.9	$ 79.5	$(10.3)	$292.0	$ 281.7
Interest bearing liabilities	(11.7)	116.0	104.3	(10.6)	352.8	342.2
Net interest income	$ (3.7)	$(21.1)	$(24.8)	$ 0.3	$(60.8)	$ (60.5)

The change in net interest income from rate changes was a decrease of $21.1 million and $60.8 million for the three- and nine-month periods ended September 30, 2006, respectively, compared to the same period of the prior year. The decrease was primarily due to higher market interest rates and lower floor income of $11.5 million and $45.9 million for the three- and nine-month periods ended September 30, 2006, respectively, which resulted from higher short-term interest rates compared to the same periods in 2005. This also resulted in higher funding costs without corresponding increases in interest revenue. Floor income is described more fully below.

Reconciliation of Floor Income to Net Interest Income

For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when borrower and government subsidized interest rates remain fixed. See Net Interest Margin Analysis above to see the impact of floor income on net interest margin.

Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles. The following table depicts the relationship of floor income to total net interest income:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Floor income	$ 0.9	$ 12.4	$ 6.8	$ 52.7
Other interest income, net	97.5	110.8	313.9	328.5
Net interest income	$ 98.4	$123.2	$320.7	$381.2

Quarter Ended September 30, 2006

Net income

Net income decreased by $5.2 million or 6%, from $83.0 million during the third quarter of 2005 to $77.8 million during the third quarter of 2006. This decrease is due to a decrease in net interest income and increases in operating expenses and the provision for loan losses, partially offset by increases in other income. The return on average equity, calculated by dividing net income by average equity for the period, was 20.8% in the 2006 third quarter, compared to 25.9% in the same quarter of 2005.

Net interest income

Net interest income for the third quarter of 2006 was $98.4 million, $24.8 million or 20% less than for the same period of 2005. The decrease in net interest income was mainly the result of higher market interest rates. The rate increases resulted in a decline in floor income of $11.5 million and caused changes in funding costs to exceed changes in interest earned by $8.0 million. The relatively larger increase in funding costs occurred as previously funded low cost fixed-rate debt matured and was refinanced at higher current market rates. See Factors Affecting Net Interest Income on page 24 for further information.

Gains on loans securitized

Gains on loans securitized increased by $37.3 million or 99%, from $37.8 million during the third quarter of 2005 to $75.2 million during the third quarter of 2006. During the third quarter of 2006 and 2005, the Company securitized $2.5 billion and $1.0 billion, respectively, of student loans. The larger volume of loans securitized in the third quarter of 2006 compared to the same period last year resulted in the higher gain.

Gains on loans sold

For the third quarter of 2006, gains on loan sales decreased by $6.0 million or 50%, from $11.9 million in 2005 to $5.9 million in 2006. The decrease in gains on loan sales was due to a lower volume of loan sales. $181 million in loan assets were sold during the three months ended September 30, 2006 as compared to $347 million for the same period of the prior year.

Fee and other (loss)/income

Fee and other (loss)/income for the third quarter of 2006 was a loss of $2.4 million, compared to income of $4.6 million for the same period of 2005, a decrease of $7.0 million. The decrease in fee and other income was primarily due to higher net valuation losses on retained interests and on derivatives of $14.2 million, partially offset by a $6.8 million increase in servicing fees.

Operating expenses

Total operating expense increased by $4.1 million or 10% to $44.0 million for the third quarter of 2006, primarily due to incremental costs to originate, service and administer the larger managed loan portfolio. The operating expense ratio, calculated by dividing operating expenses by average managed loans, was unchanged from 2005 at 0.53%.

Loan losses

The increase in loan losses is due in part to the Deficit Reduction Act, which imposes a 1% risk-sharing provision on claims filed after June 30, 2006 by servicers with the Exceptional Performer designation, and seasoning of the CitiAssist portfolio.

Income taxes

Income taxes decreased from $52.4 million in the third quarter of 2005 to $48.2 million for the same period of 2006. The effective tax rate decreased slightly from 38.7% in 2005 to 38.2% in 2006.

Nine Months Ended September 30, 2006

Net income

Net income decreased by $4.2 million or 2%, from $230.0 million during the nine months ended September 30, 2005 to $225.8 million during the same period of 2006. This decrease is due to a decrease in net interest income and increases in operating expenses and the provision for loan losses, partially offset by increases in other income. The return on average equity was 21.2% in the nine months ended September 30, 2006, compared to 25.3% in the same period of 2005.

Net interest income

Net interest income during the nine months ended September 30, 2006 was $320.7 million, a decrease of $60.5 million or 16% from the same period of 2005. The decrease in net interest income was mainly the result of higher market interest rates. See Factors Affecting Net Interest Income on page 24 for further information. The decrease reflects lower year-over-year floor income of $45.9 million and higher amortization of loan origination costs.

Gains on loans securitized

During the nine months ended September 30, 2006, gains on loans securitized were $144.2 million, an increase of $58.6 million or 68%, from $85.6 million in the same period of 2005. For the first nine months of 2006 and 2005, the Company securitized $4.7 billion and $3.0 billion, respectively, of student loans. The volume of loans sold during the first nine months of 2006, lower book values and more favorable yields than those loans sold during the same period last year resulted in a higher gain.

Gains on loans sold

Gains on loans sold were $26.1 million for the nine months ended September 30, 2006 as compared to $12.2 million for the same period of 2005, an increase of $13.9 million or 114%. The increase in gains on loan sales was due to the sale of $833 million in loan assets during the nine months ended September 30, 2006, compared to $359 million of loan sales during the same period of the prior year.

Fee and other (loss)/income

Fee and other (loss)/income increased by $22.1 million from the nine months ended 2005 to the same period of 2006, from a loss of $5.1 million in 2005 to income of $17.0 million in 2006. The increase in fee and other income/(loss) was primarily due to increased servicing fees on securitized portfolios of $18.2 million, reflecting the larger portfolio of securitized assets.

Operating expenses

Operating expenses increased to $121.9 million during the nine months ended September 30, 2006 from $108.1 during the same period of 2005, an increase of $13.8 million or 13%. This resulted in an increase in the operating expense ratio from 0.50% in 2005 to 0.51% in 2006. The increase in operating expenses was primarily due to the impact of the $5.8 million favorable settlement of certain accrued state sales and use taxes in the first nine months of 2005 that did not recur in 2006. The remaining increase primarily reflects the incremental costs to originate, service and administer the larger managed loan portfolio.

Loan losses

The provision for loan losses for the nine months ended September 30, 2006 was $18.5 million, $10.7 million or 136% higher as compared to the same period of 2005. The increase in loan losses is due in part to the Deficit Reduction Act, which imposes a 1% risk-sharing provision on claims filed after June 30, 2006 by servicers with the Exceptional Performer designation, and seasoning of the CitiAssist portfolio.

Income Taxes

Income taxes increased from $136.9 million, including taxes on the gain on extinguishment of the 2002 trust, during the nine months ended September 30, 2005 to $141.8 million during the same period in 2006.  The effective tax rate increased from 37.3% during the nine months ended September 30, 2005 to 38.6% during the same period of 2006. The increase in the effective tax rate was primarily attributable to a reduction in tax estimates for certain states in the first nine months of 2005 that did not recur in the same period of 2006.

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

In February 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law, marking Congress’ completion of the federal fiscal year 2006 budget reconciliation process.  Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify certain provisions of the Higher Education Act. Among the provisions of Title VIII-A is one that imposes a 1% risk-sharing deductible on default claims submitted for reimbursement on or after July 1, 2006 for loans that are serviced by Exceptional Performers, such as the Company. As a result, in the second and third quarters of 2006 the Company’s provision for loan losses increased primarily to provide a loan loss reserve for the estimated impact of the risk-sharing deductible. In addition, the Company recorded an unrealized loss on its residual interests in its securitized portfolios related to these risk-sharing provisions. Non-Exceptional Performers are subject to a 3% risk-sharing deductible for loans made on or after July 1, 2006 and a 2% risk-sharing deductible for loans made prior to July 1, 2006. Prior to July 1, 2006, Exceptional Performers received 100% reimbursement on eligible FFEL Program claims submitted as long as they continued to meet eligibility standards. The Exceptional Performer designation is granted by the Department of Education in recognition of an exceptional level of performance in servicing federally guaranteed student loans. In addition to the impact of the Deficit Reduction Act recognized this quarter and last quarter, since the loans that are serviced by Exceptional Performers are subject to a 1% risk-sharing deductible on default claims submitted for reimbursement on or after July 1, 2006, future quarterly provision for loan losses could be higher than past periods when Exceptional Performer serviced loans were not subject to any risk-sharing deductibles. Key student loan provisions of the Deficit Reduction Act are as follows:

•	Stafford Loans with a first disbursement made on or after July 1, 2006 have a fixed interest rate of 6.80%, in contrast to loans disbursed prior to July 1, 2006 which have a variable rate.
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

•	PLUS Loans with a first disbursement date on or after July 1, 2006 have a fixed interest rate of 8.50%, while loans disbursed prior to July 1, 2006 had an annual variable rate.
•	On July 1, 2006, the PLUS Loan program was opened to qualified graduate and professional students.
•
The 3% borrower origination fee required to be paid on Stafford Loans was phased out over a five-year period starting July 1, 2006, but a 1% mandatory federal default fee, which replaced the 1% guarantee fee, was imposed on Stafford and PLUS Loans guaranteed on or after that date.

•
Rebate to the Department of almost all floor income by FFEL Program lenders is required, effective April 1, 2006, for loans for which the first disbursement of principal is made on or after April 1, 2006.

•
FFEL Program lender insurance was reduced from 98% to 97% for default claims on loans that do not fall into the Exceptional Performer category and for which the first disbursement of principal was made on or after July 1, 2006.

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

On June 15, 2006, the Emergency Supplemental Appropriations Act of 2006 (ESAA) was signed into law. Included in the ESAA was a provision that eliminated the ‘single holder rule’ for Consolidation Loans. The law became effective as of the enactment date. Under the new provisions, a borrower can consolidate his or her loans with any lender even if that borrower did not obtain any of the underlying loans from that lender. Additional legislation may be enacted in the future that can further impact student loan lending.

In 2006, lawsuits were filed requesting that the Deficit Reduction Act of 2005 be declared unconstitutional. The lawsuits allege that the Deficit Reduction Act of 2005 is unconstitutional because the House of Representatives and the Senate failed to approve identical versions.

If the Deficit Reduction Act of 2005 is declared unconstitutional, the amendments to the Higher Education Act made by the Higher Education Reconciliation Act of 2005 would not become effective. This case was recently dismissed by the U.S. District Court hearing it but the plantiff has appealed the dismissal. We cannot predict the outcome of this litigation or the effect such litigation may have on the issuing entity's student loan program. On September 30, 2006 the Third Extension of the Higher Education Act was signed into law. Included within this law were further restrictions on schools which utilized eligible lender trusts for FFEL loans, restricting the authority of those schools to the same limits as the school-as-lender limits effective on January 1, 2007.

The Company continues to search for ways to diversify its revenue sources. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and pursue alternative loan products, such as CitiAssist, that are not dependent on federal funding and program authorization.

Off-Balance Sheet Arrangements

The Company is involved with several types of off-balance sheet arrangements, including securitizations and loan commitments. In a securitization, the Company transfers assets to a special purpose entity (SPE) or trust, thereby converting those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt instruments. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs.

The Company securitizes student loans through trusts, which are established to purchase the loans sold. The Company utilizes securitizations to fund a portion of its new loan procurement activity. The Company generally retains a residual interest as well as the servicing rights in the loans securitized.

The following table reflects amounts and activities related to the Company’s securitizations as of or for the nine months then ended:

(Dollars in millions)	September 30, 2006	September 30, 2005
Number of securitization transactions	2	2
Student loans securitized	$4,698.6	$3,032.5
Gains on student loans securitized	144.2	85.6
Total student loan assets in trusts	9,608.7	5,427.7
Residual interests	383.0	188.5
Servicing assets	135.6	76.8
Amounts receivable from trusts for servicing	3.0	1.8
Amounts payable to trusts for student loan payments	8.6	1.0

For further information on the Company’s student loan securitizations, see Note 9 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash on page 24, as well as derivative agreements which are described in Note 7 to the consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-

looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to the Deficit Reduction Act and re-authorization of the Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of loan subsidies and floor income, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio and loan consolidations, and the seasonality of loan delinquencies relative to expected loan loss allowances; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations and to maintain their Exceptional Performer loan servicing status, and the level of benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s access to sources of funding, including its ability to borrow from CBNA and to securitize loans; as well as general economic conditions, including the performance of financial markets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. Market risk is measured using various tools, including Earnings-at-Risk. The Earnings-at-Risk calculation seeks to estimate the effect that shifts in interest rates are expected to have on net interest margin in future periods. The Company prepares Earnings-at-Risk calculations to measure the undiscounted pre-tax earnings impact over a preset time span of a specific parallel upward and downward shift in the interest rate yield curve. The Earnings-at-Risk calculation, a static and passive measurement that excludes management’s responses to prospective changes in market interest rates, reflects the repricing gaps in the position as well as option positions, both explicit and embedded, in the loan portfolio. Earnings-at-Risk is calculated by multiplying the gap between interest sensitive items, including assets, liabilities and derivative instruments, by 35 and 100 basis point changes in the yield curve.

The Earnings-at-Risk calculation measures the Company’s position at one point in time. The Company’s Earnings-at-Risk analysis is presented in the table below. The term thereafter in the table below refers to years two through five.

Earnings-at-Risk (on pre-tax earnings)

	September 30, 2006			September 30, 2005
(Dollars in millions)	Next 12 Mos.	Thereafter	Total	Next 12 Mos.	Thereafter	Total
Thirty-five basis point increase	$ 6.7	$(17.7)	$(11.0)	$(20.0)	$ (85.1)	$(105.1)
Thirty-five basis point decrease	$ 2.2	$ 33.3	$ 35.5	$17.6	$ 85.7	$ 103.3
One hundred basis point increase	$19.2	$(49.8)	$(30.6)	$(11.7)	$(140.1)	$(151.8)
One hundred basis point decrease	$29.3	$ 96.4	$125.7	$ 47.7	$ 242.3	$ 290.0

The change in the September 30, 2006 Earnings-at-Risk, compared to that at September 30, 2005, was due to the change in the interest rate environment and its impact on floor income.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

During the quarter ended September 30, 2006, there were no material changes from the risk factors set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006

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