Form 10-K
period 2006-12-31
STUDENT LOAN CORP
filed 2007-02-26
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $808,000,000, (based on 4,000,000 shares held by non-affiliates and a closing sale price of $202.00 per share as reported for the New York Stock Exchange).

As of February 23, 2007, there were 20,000,000 shares of Common Stock outstanding.

        Documents incorporated by Reference:

Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 3, 2007 are incorporated by reference into Part III of this Form 10-K.

CONTENTS

1	Management’s Discussion and Analysis
18	Other Business and Industry Information
24	Risk Factors
31	Management’s Report on Internal Control over Financial Reporting
32	Report of Independent Registered Public Accounting Firm - Internal Control over Financial Reporting
33	Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements
34	Consolidated Financial Statements
38	Notes to Consolidated Financial Statements
61	Securities and Exchange Commission Information
62	Exhibits and Financial Statement Schedules
63	10-K Cross Reference Index
65	Directors and Executive Officers
66	Stockholder Information
67	Exhibit Index

FINANCIAL HIGHLIGHTS
	YEARS ENDED DECEMBER 31
	2006	2005	2004	2003	2002
(Dollars in millions, except per share amounts)
STATEMENT OF INCOME DATA
Net interest income	$412	$493	$561	$455	$393
Gain on loans sold or securitized	216	153	23	-	6
Total operating expenses	166	149	132	114	107
Net income	$287	$309	$285	$212	$175
BALANCE SHEET DATA (as of December 31)
Loans	$21,289	$25,146	$24,889	$23,225	$20,536
Total assets	22,637	25,988	25,453	23,704	21,004
Short-term borrowings	11,137	10,781	20,986	9,973	15,790
Long-term borrowings	9,200	13,200	2,800	12,350	4,000
Total stockholders’ equity	$1,553	$1,362	$1,147	$931	$765
EARNINGS DATA
Cash dividends declared per common share	$4.98	$4.32	$3.60	$3.08	$2.80
Basic and diluted earnings per common share	$14.34	$15.45	$14.25	$10.61	$8.77
Net interest margin (1)	1.61%	1.87%	2.28%	2.04%	2.02%
Total operating expenses as a percentage of average managed loans	0.51%	0.51%	0.53%	0.50%	0.55%
Return on average equity	19.8%	24.8%	27.3%	24.9%	24.7%
OTHER
Average interest bearing assets	$25,624	$26,398	$24,594	$22,288	$19,487
Average managed loans	$32,403	$29,237	$25,158	$22,689	$19,690
FFEL Program Stafford and PLUS Loan disbursements	$3,745	$3,225	$3,057	$2,717	$2,274
CitiAssist Loans disbursed under commitments to purchase (2)	$1,781	$1,628	$1,392	$1,104	$874
FFEL Program Consolidation Loans volume and other FFEL Program loan purchases	$5,446	$5,976	$3,381	$2,970	$3,246
Book value per share (as of December 31)	$77.67	$68.09	$57.35	$46.57	$38.25
Common stock price (3)
High	$241.00	$241.50	$186.69	$146.00	$101.15
Low	$160.65	$162.50	$130.31	$90.91	$74.90
Close	$207.30	$209.23	$184.00	$146.00	$97.80
Total number of employees (as of December 31)	571	551	526	466	397

(1)	Amount is calculated by dividing annual net interest margin by the average interest bearing assets for the period.
(2)	CitiAssist Loans are originated by Citibank and are committed to be purchased by the Company after final disbursement.
(3)	Common stock price is based on The New York Stock Exchange composite listing.

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

See Glossary starting on page 28 for a description of certain terms used in this Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 27.

Business Overview
The Student Loan Corporation (the Company) is one of the nation’s leading originators and holders of student loans offering a full array of student loan products to students and their parents. The majority of the Company’s loans are guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates through CBNA and holds private education loans that are not insured under the Higher Education Act, primarily CitiAssist Loans. The Company is committed to providing exceptional service to borrowers and schools and offering competitive and innovative products to students and their families. The Company differentiates itself from its competitors by offering life of loan servicing on most loans.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. CBNA owns 80% of the Company’s common stock.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate) and the interest paid on its borrowings (primarily based on LIBOR). The earnings spread between the interest earned and the interest incurred represents net interest income. The Company’s earnings are also impacted by portfolio growth and gains on loan securitizations and whole loan sales. Net interest income may be adversely impacted by changes in the current interest rate environment and, especially, by spread changes between the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate and LIBOR. The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to interest rate fluctuations.

Historically, changes in interest rates also resulted in the recognition of floor income. Floor income is generated when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed at the annual reset rate, yielding net interest income in excess of the minimum expected spread. Floor income has been reduced under certain provisions of the Deficit Reduction Act which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department for loans with which the first disbursement made on or after April 1, 2006.

In addition, the Company’s earnings are impacted by the number and size of asset sales and securitizations, which can fluctuate from year to year. The Company’s earnings are also impacted by valuation changes to its retained interest from securitizations, which fluctuate based on factors such as market rate changes, prepayment speeds, default rates and regulatory changes.

Other factors that may impact earnings are loan servicing revenue and loan servicing costs, changes in applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, the number of borrowers qualifying for borrower benefits, financing options available to students and their parents, and competition.

For additional information about the Company’s business, see pages 18 through 23.

2006 in Summary
Building on its strengths, the Company set a new originations record in 2006 with $11.0 billion in originations across its FFEL Program, CitiAssist, and Consolidation Loan portfolios. This helped to increase the managed loan portfolio by 10% to $33.7 billion.

In addition, the Company completed three securitization transactions totaling $7.7 billion, including its first ever securitization of private education loans. These securitizations generated gains of $189 million. The 2006 securitizations were the primary driver of the year-over-year decrease in student loan balances and reduced borrowings.  Securitization gains partially offset decreased net interest income which resulted primarily from the impact that higher market interest rates had on floor income.

In 2006, the Deficit Reduction Act was enacted into law, which contributed to the increase in loan loss reserves for the year.

Critical Accounting Estimates
Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition. Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ from those estimates. The most significant of these critical estimates and judgments are those used to account for student loan securitizations and allowance for loan losses. Management has discussed each of these critical accounting estimates with the Company’s Audit Committee. See the Notes to the consolidated financial statements for more information on the Company’s accounting policies.

Student loan securitizations
The Company securitizes student loan assets as a means to access competitive financing rates in the market and provide an alternative source of funding. Under these securitization programs, loans are sold into a trust and the trust sells securities using the loans as collateral. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets stringent accounting guidelines, trust assets are treated as sold and removed from the Company’s balance sheet. If these guidelines are not met, the assets would continue to be recorded as the Company’s assets, with the financing activity recorded as liabilities on the Company’s balance sheet. See Note 1 to the consolidated financial statements for further information. The Financial Accounting Standards Board (FASB) is currently working on amendments to the accounting standards governing asset transfers and securitization accounting. Upon completion of these standards, the Company may need to re-evaluate its accounting and disclosures. Due to the FASB’s ongoing deliberations, the Company is unable to determine the effect of future amendments at this time.

Gains or losses on securitization depend on the previous carrying amount of the loans involved in the sale, which is allocated between the loans sold and the interests retained based on the relative fair values at the date of sale and the consideration received for such loans. Initial and subsequent measurements of the fair value of the retained interests are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, anticipated prepayment rates and borrower benefits are the key assumptions utilized to measure the fair value of the retained interests. The Company estimates the market discount rate based on financial instruments that would carry a similar risk profile. The Company bases its assumptions on historical experience and, as available, observable market data. Such assumptions could be materially impacted by future changes in the regulatory environment, see Regulatory Impacts on page 11.

For further information on the impact of the Company’s assumptions and estimates related to student loan securitizations, see Note 14 to the consolidated financial statements.

Allowance for loan losses
Most of the Company’s loans have loss guarantees from the U.S. government or private insurance coverage which reduce the Company’s exposure to loan losses. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. For more information on the allowance for loan losses, see Notes 1 and 2 to the consolidated financial statements.

The Company is designated as an Exceptional Performer (EP) by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. Of the Company’s FFEL Program loans, only those that are serviced by the Company or its qualified EP designated third-party servicers are subject to the benefits of the EP designation. Under current Department rules, as long as the Company and its EP designated servicers continue to meet eligibility standards and maintain their EP designation, the Company’s FFEL Program portfolios will receive 99% reimbursement on all eligible FFEL Program default claims filed, whereas loans not serviced by EPs are eligible for only 97% reimbursement on default claims. Prior to July 1, 2006 the Company’s EP designation allowed it to receive a 100% reimbursement rate on default claims.

In January 2007, the House of Representatives passed H.R. 5, which, among other things, would cut default claim reimbursements by eliminating the Exceptional Performer program. For further information on the impact of the H.R. 5, see Regulatory Impacts on page 11.

The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s FFEL Program and CitiAssist Loan portfolios. Losses are estimated from historical delinquency and credit loss experience, which are updated for recent performance and then applied to the current aging of the portfolio. Excluding special circumstances, such as the gain or loss of the EP designation or regulatory changes, the allowance for loan losses typically follows the seasonality of the repayment cycle of the loan portfolio. For example, delinquent loan balances increase as a result of large numbers of graduating students entering repayment in either November or June. Government risk-sharing provisions, changes in the quality of loans moving into repayment and changes in the Company’s collections strategies could impact delinquency rates and credit losses. Past experience has indicated that changes in any of these factors could significantly impact the reserve requirements.

An analysis of the allowance for loan losses and its components is presented in the table below:

	2006	2005	2004
(Dollars in thousands)

Balance at beginning of period
FFEL Program	$ 1,993	$1,753	$3,378
CitiAssist	2,997	3,293	1,457
	4,990	5,046	4,835
Provision for loan losses
FFEL Program	8,289	4,110	202
CitiAssist	17,881	9,047	7,787
	26,170	13,157	7,989
Charge offs
FFEL Program	(3,380)	(4,024)	(2,301)
CitiAssist	(16,244)	(10,800)	(7,534)
	(19,624)	(14,824)	(9,835)
Recoveries
FFEL Program	9	154	474
CitiAssist	2,652	1,457	1,583
	2,661	1,611	2,057
Balance at end of period
FFEL Program	6,911	1,993	1,753
CitiAssist	7,286	2,997	3,293
	$14,197	$4,990	$5,046

Accounting Changes and Future Application of Accounting Standards
Management has determined that the impact on its financial condition and results of operations from the adoption of new accounting standards during 2006 is not material. The Company is still evaluating the potential impact of future application of new accounting standards in 2007. See Notes 1 and 16 to the consolidated financial statements for further discussion.

Consolidated Financial Condition and Results of Operations

Financial Condition

Loans
At December 31, 2006, the Company’s student loan assets including deferred costs were comprised of FFEL Program loans, CitiAssist Loans and an inventory of loans held for sale including deferred costs. See Note 2 to the consolidated financial statements for a presentation of the loan portfolio by program type. Total loan assets of $21.3 billion decreased $3.9 billion from December 31, 2005 due primarily to loan securitizations. Balances related to the Company’s owned and managed loan portfolios are summarized below:

		December 31
	2006	2005
(Dollars in millions)
Average owned loans (year to date)	$25,355	$26,305
Average managed loans (year to date)	32,403	29,237
Managed loans at end of period	33,664	30,573

The table below shows the aggregate activity in the Company’s loan portfolios during 2006 and 2005.

	2006	2005
(Dollars in millions)
Balance at beginning of period	$25,141	$24,856
FFEL Program Stafford and PLUS Loan disbursements	3,745	3,225
Secondary market and other loan procurement activities	7,174	7,460
Redemption of the 2002 Trust	-	370
Loan reductions(1)	(6,127)	(6,019)
Loan securitizations, including deferred costs	(7,878)	(4,309)
Loan sales, including deferred costs	(881)	(674)
Deferred costs and other adjustments	100	232
Balance at end of period	$21,274	$25,141

(1)	Loan reductions are attributable primarily to borrower principal payments, loan consolidations, claims paid by guarantors and net charge-offs.

Loan Disbursements and Procurement Activity
An analysis of loan disbursements and CitiAssist Loan disbursements by CBNA which the Company is committed to purchase after final disbursement is presented in the table below:

	2006	2005	Difference	% Change
(Dollars in millions)
FFEL Program Stafford and PLUS Loan disbursements	$ 3,745	$ 3,225	$ 520	16%
CitiAssist Loans disbursed under commitments to purchase	1,781(1)	1,628(1)	153	9%
Total loan disbursements	$ 5,526	$ 4,853	$ 673	14%

(1) This amount consists of the CitiAssist Loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement. In addition,
       $514 million and $454 million of CitiAssist Loan commitments were awaiting disbursement by CBNA as of December 31, 2006 and 2005, respectively.

The FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loans disbursed under commitments to purchase represent the Company’s loan activity primarily sourced through school channels

(see Marketing on page 19 for further information). The $520 million increase in FFEL Program loan disbursements for 2006, compared to 2005, is primarily attributable to ongoing marketing initiatives, which include programs to pay federal loan origination fees on behalf of borrowers, as well as overall growth in the marketplace. For more information regarding FFEL Program originations, please refer to Origination of FFEL Program Loans on page 18. The $153 million increase in CitiAssist Loan disbursements resulted from increasing borrower demands for private education financing above the statutory limits provided by the FFEL Program.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all CitiAssist Loans from CBNA. CitiAssist Loans do not carry federal government guarantees, but generally carry other private insurance. At December 31, 2006 and 2005, $797 million and $773 million, respectively, of CitiAssist Loans were owned and still held by CBNA. The Company expects to acquire substantially all of these CBNA-owned CitiAssist Loans during the first half of 2007.

The loan originations reflected in the table above do not include FFEL Program Consolidation Loan volume, which is reflected in the loan purchases table below. If a borrower requests consolidation of loans that are not already held by the Company, they must be purchased from the current loan holder at face value prior to consolidation. The FFEL Program Consolidation Loan volume indicated in the table below also includes consolidations of Stafford, PLUS and other loans already existing in the Company’s loan portfolio. The Company’s secondary market and other loan procurement activities are presented in the table below:

	2006	2005	Difference	% Change
(Dollars in millions)
FFEL Program Consolidation Loans volume	$5,153	$5,698	$ (545)	(10)%
Purchases of CitiAssist Loans	1,728(1)	1,484(1)	244	16%
Other FFEL Program loan purchases	293	278	15	5%
Total secondary market and other loan procurement activities	$7,174(2)	$7,460(3)	$ (286)	(4)%

(1)
        The Company purchases CitiAssist Loans from CBNA shortly after final disbursement. These loans have also been fully included in the loan disbursements table above in CitiAssist Loans disbursed under commitments to purchase, in this year or in prior years depending on when the loan was disbursed by CBNA.

(2)        Amount includes $1,778 million of loans purchased through third-party purchase agreements.
(3)        Amount includes $684 million of loans purchased through third-party purchase agreements.

The decrease in FFEL Program Consolidation Loan volume is primarily due to rising interest rates. CitiAssist Loan growth reflected borrowers’ increased need to find alternative sources of education funding outside of the FFEL Program.

The recent environment of rising interest rates encouraged borrowers to consolidate their eligible student loans in order to convert them from variable to fixed interest rates. This resulted in higher prepayments of Federal Stafford Loans. These loan consolidations have comprised a sizeable portion of the Company’s overall loan volume. When interest rates peak and loan consolidation becomes less attractive, consolidation activity and related prepayment levels are expected to moderate. Of the Consolidation Loan volume for the years ended 2006 and 2005, presented in the table above, $2,692 million and $2,680 million, respectively, were consolidations of federally guaranteed student loans already held in the Company’s loan portfolio.

Generally, loans are not specifically purchased or originated for resale, but are initially recorded in the Company’s held portfolio. However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified to held for sale and eventually sold or securitized.

Borrowings
The Company’s short- and long-term borrowings were made under the terms of the Omnibus Credit Agreement with CBNA, which expires December 2009. This agreement contains no material financial covenants or restrictions. The Company used the proceeds generated from securitization activity in 2006 to repay debt. These repayments were partially offset by new originations, resulting in a net decrease in total borrowings of $3.6 billion. At December 31, 2006 and 2005, the outstanding borrowings had contracted weighted average interest rates of 5.3% and 4.0%, respectively, based on LIBOR at the time the borrowings were established or rates reset.

Results of Operations

Net income of $287 million for 2006 was a decrease of $22 million compared to net income of $309 million for 2005. An increase in other income due to higher securitization gains only partially offset reduced net interest income, higher operating expenses and higher loan loss provisions. The increases in operating expenses reflect the incremental costs to service and administer the larger managed loan portfolio. The increase in the loan loss provision is due in part to the Deficit Reduction Act, which imposes a 1% risk-sharing provision on claims filed after June 30, 2006 by servicers with the Exceptional Performer designation, and seasoning of the CitiAssist portfolio.

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis
A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	2006	2005
Student loan yield, before floor income	7.21%	5.60%
Floor income	0.03%	0.23%
Consolidation loan rebate fees	(0.42)%	(0.44)%
Accreted interest on residual interests	0.10%	0.04%
Amortization of deferred loan origination and purchase costs	(0.58)%	(0.50)%
Net yield	6.34%	4.93%
Cost of funds	(4.73)%	(3.06)%
Net interest margin	1.61%	1.87%

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP. Historically, the Company has earned a substantial amount of floor income during periods of falling interest rates. Floor income has deteriorated in recent years as interest rates have risen. In addition, floor income has been further reduced under certain provisions of the Deficit Reduction Act which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department from loans for which the first disbursement is made on or after April 1, 2006. The Higher Education Act also imposes a 0.5% origination fee on FFEL Program student loan disbursements and an annual fee of 1.05% on the portfolio balance of FFEL Program Consolidation Loans. In January 2007, the U.S. House of Representatives approved the College Student Relief Act, which, if enacted, will further compress margins. For information on this legislation, see Regulatory Impacts on page 11.

Average Balance Sheet

	AVERAGE BALANCE			INTEREST REVENUE/(EXPENSE)			% AVERAGE RATE
(Dollars in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Assets
Average interest bearing assets	$25,624	$26,398	$24,594	$ 1,625	$1,301	$ 939	6.34%	4.93%	3.82%
Average non-interest earning assets	749	546	431
Total average assets	$26,373	$26,944	$25,025	$ 1,625	$1,301	$ 939	6.16%	4.83%	3.75%
Liabilities
Average interest bearing liabilities	$24,218	$25,121	$23,568	$(1,213)	$(808)	$(378)	4.73%*	3.06%*	1.54%*
Average non-interest bearing liabilities	690	569	405
Average equity	1,465	1,254	1,052
Total average liabilities and equity	$26,373	$26,944	$25,025	$(1,213)	$(808)	$(378)	4.60%	3.00%	1.51%
Net interest margin	$25,624	$26,398	$24,594	$ 412	$ 493	$ 561	1.61%	1.87%	2.28%

*   Interest rate was calculated by dividing interest expense by average interest bearing assets.

Rate/Volume Analysis
The following table shows the contribution to changes year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities.

	2006 Compared to 2005			2005 Compared to 2004
(Dollars in millions)	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets	$(38)	$362	$324	$ 67	$ 295	$ 362
Interest bearing liabilities	(29)	434	405	25	405	430
Net interest income	$ (9)	$(72)	$(81)	$ 42	$(110)	$ (68)

The decrease in net interest income for 2006 from rate changes was primarily due to lower floor income of $52 million, which resulted from rising short-term interest rates, increased competition and the impact of the Deficit Reduction Act. Floor income is described more fully below.

Reconciliation of Floor Income to Net Interest Income
For purposes of evaluating the Company’s financial results, management determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Generally, floor income is earned in declining short-term interest rate environments when the Company’s cost of funds declines while borrower and government subsidized interest rates remain fixed. See Net Interest Margin Spread Analysis on page 7 to see the floor income component of net interest margin.

Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles. The following table depicts the relationship of floor income to total net interest income:

	2006	2005
(Dollars in millions)
Floor income	$ 8	$ 60
Other interest income, net	404	433
Net interest income	$ 412	$ 493

The Company earned $8 million of floor income in 2006, compared to $60 million in 2005. The decrease in 2006 floor income, compared to the prior year, is attributable to rising short-term interest rates in 2006 and to the Deficit Reduction Act, which requires the rebate of almost all floor income from loans with first disbursements made on or after April 1, 2006. Floor income, which is included in interest income, may be further reduced in future quarters.  See Regulatory Impacts on page 11 for further information.

2006 Compared to 2005

Net interest income
Net interest income has declined in 2006 mainly as a result of rising market interest rates, increased loan origination cost amortization and declining loan portfolio balances. The market interest rate increases resulted in a decline in floor income of $52 million. See Factors Affecting Net Interest Income on page 7 for further information.  The Company’s net interest income has also been impacted by uneven shifts between its lending rates (based on the 91-day Treasury Bill rate, the 90-day Commercial Paper rate, or the prime rate) and its borrowing rates (primarily based on LIBOR). The Company has entered into interest rate swap agreements on portions of its portfolio to mitigate these risks. For more information on interest rate swaps and other derivatives, see Note 12 to the consolidated financial statements.

Gain on loans securitized
Gains on loans securitized have increased significantly over the past two years due to an increase in securitization activity. The Company securitized $7.7 billion and $4.2 billion of student loans in 2006 and 2005, respectively.

Gains on loans sold
Gains on loans sold have increased due to an increase in the volume of loan sales. $865 million and $666 million in loan assets were sold during 2006 and 2005, respectively.

Fee and other income
The increase in fee and other income was primarily due to a $24 million increase related to servicing revenue and gains/(losses) on servicing assets, reflecting the larger managed loan portfolio. Due to the increase in securitization activity over the last two years, the fair value of the Company’s retained interests in securitized assets has increased, making the Company more susceptible to volatility from changes in the value of these retained interests. To manage this risk, the Company has entered into several derivative agreements designed as economic hedges of the residual interests in the securitized assets. For more information on the Company’s derivative agreements, see note 12 to the consolidated financial statements. See also Critical Accounting Estimates on page 2 and Note 14 to the consolidated financial statements for further information regarding the retained interests in securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests.

Operating expenses
Total operating expenses increased primarily due to incremental costs to originate, service and administer the larger managed loan portfolio.

Provision for loan losses
The increase in the provision for loan losses is due in part to enactment of the Deficit Reduction Act, which imposes a 1% risk-sharing provision on FFEL Program loan claims filed after June 30, 2006 by servicers with the Exceptional Performer designation, as well as to seasoning of the CitiAssist portfolio.

Income taxes
The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries. The increase in the Company’s effective tax rate from 2005 to 2006 reflects certain deferred tax adjustments which occurred in 2005.

2005 Compared to 2004

Net interest income
Net interest income decreased mainly due to rising market interest rates, which resulted in a decline in floor income for 2005 compared to 2004. In addition, changes in prospective borrower prepayment rates caused an increase to deferred cost amortization.

Gain on loans securitized
Gains on loans securitized increased due to an increase in securitization activity. The Company securitized $4.2 billion and $1.5 billion of student loans in 2005 and 2004, respectively. In addition, the loans securitized in 2004 had a higher cost basis than those securitized in 2005, resulting in a greater gain on sale in 2005.

Gains on loans sold
Gains on loans sold have increased due to an increase in the volume of loan sales. $666 million and $625 million in loan assets were sold during 2005 and 2004, respectively.

Fee and other income
The decrease in fee and other income from 2004 to 2005 is primarily attributable to $26 million of impairments on the Company’s retained interests from the 2004 securitization.

Operating expenses
Total operating expenses increased primarily due to incremental costs to originate, service and administer the larger managed loan portfolio.

Income taxes
The decrease in the effective tax rate reflects a decline in the Company’s state income tax expense as well certain deferred tax adjustments that occurred in 2005.

Securitization Activity and Off-Balance Sheet Transactions
The Company securitizes student loans through trusts, which are established to purchase the loans sold. The Company relies on securitizations to fund a portion of its new loan procurement activity. The Company generally retains a residual interest as well as the servicing rights in the loans securitized.

The following table reflects amounts and activities related to the Company’s securitizations at December 31 or for the years then ended:

	2006	2005
Number of securitization transactions	3	3
(Dollars in millions)
Student loans securitized	$ 7,660	$ 4,246
Gains on student loans securitized	189	130
Total student loan assets in trusts	12,375	5,428
Residual interests	546	189
Servicing assets	169	77
Amounts receivable from trusts for servicing	4	2
Amounts payable to trusts for student loan payments	12	3

For further information on the Company’s student loan securitizations, see Note 14 to the consolidated financial statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash on page 15, as well as derivative agreements which are described in Note 12 to the consolidated financial statements.

Related Party Transactions
A number of significant transactions are carried out between the Company and Citigroup and/or CBNA and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company, including the Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements. In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from third parties.

The Company’s borrowings were made under the terms of the Omnibus Credit Agreement with CBNA, which provided for $30 billion in total credit at December 31, 2006. In addition, the Company is a party to several interest rate swap and option agreements with CBNA. For further information about the Company’s borrowings and interest rate derivative agreements, see Notes 4, 5 and 12 to the consolidated financial statements.

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

Regulatory Impacts
Over the past decade, certain amendments to the Higher Education Act of 1965, which governs the FFEL Program, have reduced the interest spread earned by holders of FFEL Program loans as new loans with lower yields were added to the portfolio and older, more profitable loans were repaid. In addition, amendments to the Higher Education Act authorized the Federal Direct Student Loan Program (Direct Lending). Private lenders, such as the Company, are not eligible to participate in this loan program, which directly competes with the FFEL Program in originating student loans.

In February 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law. Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify provisions of the Higher Education Act. Among the provisions of Title VIII-A is one that imposes a 1% risk-sharing provision on default claims submitted for reimbursement on or after July 1, 2006 for FFEL Program loans that are serviced by Exceptional Performers, such as the Company. The Exceptional Performer designation is granted by the Department of Education in recognition of an exceptional level of performance in servicing federally guaranteed student loans. Prior to July 1, 2006, Exceptional Performers received 100% reimbursement on eligible FFEL Program claims submitted as long as they continued to meet eligibility standards. As a result, in 2006 the Company’s provision for loan losses increased primarily to provide a loan loss reserve for the estimated impact of the risk-sharing provision. In addition, the Company recorded an unrealized loss on its residual interests in its securitized portfolios related to these risk-sharing provisions. Non-Exceptional Performers are subject to a 3% risk-sharing provision on loans made on or after July 1, 2006 and a 2% risk-sharing provision on loans made prior to July 1, 2006. In addition to the impact of the Deficit Reduction Act recognized this year, since the loans that are serviced by Exceptional Performers are subject to a 1% risk-sharing provision on default claims submitted for reimbursement on or after July 1, 2006, future provisions for loan losses will be higher than past periods when Exceptional Performer serviced loans were not subject to any risk-sharing provisions. Key student loan provisions of the Deficit Reduction Act are as follows:

•	Stafford Loans with a first disbursement made on or after July 1, 2006 have a fixed interest rate of 6.80% in contrast to loans disbursed prior to July 1, 2006 which have a variable rate.
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
•
The 3% borrower origination fee required to be paid on Stafford Loans will be phased out over a five-year period starting July 1, 2006, but a 1% mandatory federal default fee, which replaced the guaranty fee, was imposed on Stafford and PLUS Loans guaranteed on or after that date.

•
Rebate to the Department of almost all floor income by FFEL Program lenders is required, effective April 1, 2006, for loans for which the first disbursement of principal is made on or after April 1, 2006.

•
FFEL Program lender insurance is reduced from 98% to 97% for default claims on loans that do not fall into the Exceptional Performer category and for which the first disbursement of principal was made on or after July 1, 2006.

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

On January 17, 2007 the House of Representatives approved the College Student Aid Relief Act of 2007 (H.R. 5). The bill contains the following provisions which will impact FFELP lenders:
•	The subsidized Stafford Loan interest rate will be reduced from 6.80% to 3.40% by phasing in the reduction between July 1, 2007 and July 1, 2011.
•	Eliminates the Exceptional Performer status for lenders effective July 1, 2007.
•	Reduces lender insurance from 97% to 95% for loans disbursed on or after July 1, 2007.
•	Increases lender fees for loans first disbursed on or after July 1, 2007, from 0.50% to 1.00%.
•
Increases the annual interest payment rebate fee on Consolidation Loans for applications received on or after July 1, 2007, from 1.05% to 1.30%. This reduction applies only if 90% or more of the lender’s holdings are in Consolidation Loans.

•
Reduces SAP by 0.10% for loans first disbursed on or after July 1, 2007, for lenders that, as a group, hold 90% of the total principal amount of all FFELP loan volume. Other lenders, designated by the Department as small lenders, would be exempt from this reduction.

This bill has not yet been signed into law, and differs in many respects from the proposed changes included in the President’s proposed 2008 budget. The administration’s published draft budget, which includes many aspects of H.R. 5, goes further in its reduction of SAP from 10 basis points, as proposed in the House bill, to 50 basis points for first disbursements made on or after July 1, 2007. Significant changes may be made to the provisions outlined above before the bill is signed into law. If these bills are signed into law substantially as proposed, they could have a material adverse impact on the Company’s results of operations.

Management is reviewing the provisions of the John Warner National Defense Authorization Act enacted in October 2006 which imposes various limitations on consumer loans to servicemembers and their dependents (the section referred to as "Pay Day Lending"). This law is effective October 2007. The Secretary of the Department of Defense is authorized and expected to issue implementing regulations which, as of February 2007, have not been issued. Management is evaluating the impact of this law.

The Company continues to search for ways to diversify its revenue sources. It is pursuing both new and existing marketing programs, including electronic commerce, and continues to expand its guarantor relationships and grow its private education loan portfolio which is not dependent on federal funding and program authorization.

Risk Management
Risk management is an important component of meeting the business objectives of the Company. The Company actively manages credit, operating and market risks. These and other risks are detailed in Risk Factors on page 24. This section describes the activities undertaken by the Company to manage these risks.

Credit Risk
Credit risk is mitigated by federal guarantees maintained on the Company’s FFEL Program student loan portfolio and by its credit loss insurance carried on the majority of its alternative loan portfolio. The Company and several of its third-party servicers are designated as Exceptional Performers by the Department in recognition of their exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company received a higher level of reimbursement on all eligible FFEL Program default claims submitted for reimbursement before July 1, 2006 for loans serviced by the Company and these third-party Exceptional Performer servicers. As a result of the Deficit Reduction Act, all claims submitted by Exceptional Performers on or after July 1, 2006 receive 99% reimbursement. Under the current legislation, Servicers who are not designated as Exceptional Performers are only eligible for reimbursement at a 97% rate. Prior to the Deficit Reduction Act, Exceptional Performers received a 100% reimbursement rate. Under current Department rules, Exceptional Performer benefits are available as long as the Company and these servicers continue to meet eligibility standards. Changes to the current Department rules have been proposed by the U.S. House of Representatives and by the President which would reduce default claim reimbursement to as low as 95%.

Although CitiAssist Loans do not carry a federal government guarantee, most of these loans are insured by Royal Indemnity (RI), or United Guaranty (UG)/New Hampshire Insurance Company (NHIC). UG and NHIC are subsidiaries of American International Group (AIG). RI is part of Royal & SunAlliance Insurance Group PLC’s U.S. insurance operations (RSA USA). The RI-insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UG/NHIC program, which insures most new CitiAssist Loan originations, defaults generally subject the Company to risk-sharing deductibles of between 10% and 20% of the claim amount. During the first quarter of 2006, the Standard & Poor’s credit rating for RSA USA was withdrawn. In September 2006, Royal & Sun Alliance Insurance Group PLC announced the intent to sell RSA USA to Arrowpoint Capital, a vehicle established by RSA USA’s management team. The sale is subject to regulatory approvals. The hearing officer appointed by the Delaware Insurance Commissioner has recommended approval of such sale. The decision of the Delaware Insurance Commissioner is pending. AIG is rated AA by Standard & Poor’s as of December 31, 2006. These third-party entities insure the Company against loss in cases of borrower loan default, bankruptcy or death. CitiAssist loans not covered under one of the aforementioned insurance programs are uninsured. The Company is exposed to losses of up to 100% on loans that do not carry insurance.

Operating Risk
The majority of the Company’s operating risks relate to servicing defects in the Company’s FFEL Program loan portfolio that could potentially result in losses. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks by conducting compliance and process reviews of both the Company’s internal operations and external loan servicers and through contractual remedies for losses incurred due to servicing errors.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of its loan portfolio by a single servicer, which is an affiliate. The Company believes that its policies, procedures, servicer reviews and contractual remedies partially mitigate this risk. In the event of default by this servicer, other third-party servicers could assume the servicing functions for these loans.

The Company’s guaranteed FFEL Program loan portfolio is subject to regulatory risk. Under the Higher Education Act, the FFEL Program is subject to periodic amendments and reauthorization. As a result, the interest subsidies, origination costs, and the existence of the program itself are subject to change. For example, the Deficit Reduction Act enacted in 2006 made several changes to the Higher Education Act, which are discussed in more detail in the Regulatory Impacts section on page 11.

Market Risk
Market risk encompasses both liquidity risk and interest rate risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor or investor when due. Interest rate risk is the risk to earnings that arises from changes in interest rates. Market risk is managed through the Company’s Asset/Liability Management Committee (ALCO). ALCO reviews the current and prospective funding requirements and makes recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company’s retained interests positions are also exposed to market risk from fluctuations in market interest rates. The Company’s overall risk management strategy includes utilizing interest rate derivative agreements to manage its exposure to interest rate variability.

The Company is a party to interest rate swaps with CBNA, an investment-grade counterparty, to manage its interest rate risk exposure resulting from variability between the rates paid on its borrowings (based on LIBOR) and the rates received on its CitiAssist Loan assets (based on the prime rate). These swaps were not designated as hedges and do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). These swap agreements had a notional amount of $4.0 billion on December 31, 2006 and matured in January 2007. In addition, the Company has other LIBOR based swaps with a notional amount of $8.0 billion at December 31, 2006, which are used to manage the interest rate risk inherent in the retained interests relating to the Company’s securitizations. Portions of the swaps mature in 2011, 2014 and the remainder mature in 2017.

The Company is a party to several interest rate option agreements with CBNA. These interest rate option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. A portion of the options mature in 2016, and the remainder mature in 2021. These options had a notional amount of $6.2 billion and $2.0 billion at December 31, 2006 and 2005, respectively. For more information on the Company’s interest rate swaps and interest rate options, see note 12 to the consolidated financial statements.

Approximately $5.0 billion of the Company’s outstanding short- and long-term debt include various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in SFAS 133 and, therefore, do not require bifurcation.

The Company’s principal measure of market risk due to interest rate changes is Interest Rate Exposure (IRE). IRE measures the change in expected net interest margin that results solely from unanticipated, instantaneous changes in market rates of interest. Other factors such as changes in volumes, spreads, margins and the impact of prior period pricing decisions can also change current period interest income, but are not captured by IRE. While IRE assumes that the Company makes no additional changes in pricing or balances in response to the unanticipated rate changes, in practice, the Company may alter its portfolio mix, customer pricing or hedge positions, which could significantly impact reported net interest margin. IRE does not measure the impact that market rate changes would have on the Company’s earnings related to instruments classified as trading.

IRE is calculated by multiplying the gap between interest sensitive items, including loan assets, borrowings and certain derivative instruments, by 35 and 100 basis point instantaneous changes in the yield curve. The exposures in the table below represent the approximate change in net interest margin for the next 12 months based on current balances and pricing that would result from specific unanticipated changes in interest rates:

	December 31
	2006		2005
(Dollars in millions)	Increase	Decrease	Increase	Decrease
35 basis points	$2.6	$ 7.3	$1.4	$14.5
100 basis points	7.5	36.9	6.1	53.0

In addition, the Company has exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR spreads). The Company, through ALCO, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

Liquidity and Capital Resources

Sources and Uses of Cash
Cash received from borrower repayments, claim payments, subsidized interest, SAP from the federal government and securitizations are the Company’s primary sources of cash. The Company’s primary uses of cash are for new loan originations and purchases and funding operating expenses. The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company’s primary funding source is the Omnibus Credit Agreement with CBNA. The agreement, which expires December 2009, has a maximum aggregate credit limit available for combined short- and long-term borrowings of $30 billion at December 31, 2006. The agreement contains no material financial covenants or restrictions. This agreement does not restrict the Company’s right to make additional borrowings from other sources. At December 31, 2006, the amount of credit available for additional short- and long-term borrowings was $9.7 billion.

The Company carefully weighs interest rate risk in choosing between funding alternatives. The Company’s daily funding requirements are generally managed with the credit facility provided by CBNA. In addition, the Company is successfully using alternative sources of financing, such as securitization.

In 2006, the Company securitized approximately $4.7 billion of FFEL Program Consolidation Loans and $3.0 billion of private education loans. The Company used the securitization proceeds to reduce its outstanding borrowings. The Company plans to enter into new securitization transactions in 2007 and, if completed, will use the proceeds to reduce debt and to fund a portion of its procurement activity. See Note 14 to the consolidated financial statements for additional information about the Company’s securitization activities.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use, which provides functionality enhancements to its integrated loan management systems. Cash expenditures for equipment and computer software amounted to $9 million, $12 million and $24 million in 2006, 2005 and 2004, respectively.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided (or used) by operating activities. The Company expects new loan disbursements and purchases volumes to continue to be funded primarily through a combination of borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations. Management currently considers liquidity and capital to be sufficient to meet the Company’s anticipated requirements for the next twelve months.

Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations as of December 31, 2006. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company’s obligations without regard to such termination clauses (unless actual notice of the Company’s intention to terminate the agreement has been communicated to the counterparty).

The Company’s primary contractual cash obligations are indicated in the chart below:

	Total	2007	2008	2009	2010	2011	Thereafter
(Dollars in millions)
Contractual long-term borrowings (1)	$ 13,200	$ 4,000	$ 6,200	$ ----	$ 2,000	$ ----	$ 1,000
Operating lease commitments (2)	21	2	3	3	3	3	7
Loan purchase commitments(2)	1,428	1,428	---	2	----	----	----
Loan disbursement commitments (2)	1,320	1,320	---	----	----	----	----

(1)  Amounts include the $4.0 billion short-term portion of long-term borrowings. For additional information about long-term debt, see Note 5 to the consolidated financial statements.
(2)  For additional information, see Note 15 to the consolidated financial statements.

Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At December 31, 2006, these organizations have unused lines of credit of $414 million available to them. In addition, the Company had loan sales commitments of $316 million at December 31, 2006.

Other Business and Industry Information

Student Loans
The Company’s student loan portfolio is composed of both FFEL Program loans and loans originated through the CitiAssist Loan program. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who pass certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. Federal PLUS Loans are made to parents of students who are dependents. The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single guaranteed loan. A borrower may request the Company to consolidate government-guaranteed loans held by other student loan originators and holders. Under such circumstances, those student loans not already in the Company’s portfolio are purchased at face value from the other lenders prior to consolidation. The repayment periods on Federal Consolidation Loans are extended to periods of up to 30 years, depending on the loan balance. The Company’s portfolio also includes loans made under the Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans) programs, although no new loans are being originated under these programs. See Note 2 to the consolidated financial statements for a presentation of the loan portfolio by product type.

The Department administers the FFEL Program under Title IV of the Higher Education Act. An institution, such as the Company, that does not fall within the Higher Education Act’s definition of “eligible lender” may hold and originate FFEL Program loans only through a trust or similar arrangement with an eligible lender. In order to comply with the Higher Education Act, all of the Company’s FFEL Program loans are held, and all new FFEL Program loans are originated by the Company, through a trust established solely for the benefit of the Company with CBNA, a national banking association and an eligible lender under the provisions of the Higher Education Act.

The Company’s CitiAssist Loan program is available to students who either do not qualify for government student loan programs or seek additional educational financing beyond that available through government programs and other sources. Alternative loans are offered based on the borrower’s or co-signer’s creditworthiness in addition to financial need as certified by the educational institution. Most of these loans are insured by private insurers at origination.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans, Federal Consolidation Loans and HEAL Loans. A portion of the Company’s Federal Consolidation Loans are generated through third-party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through other primary channels.

Origination of FFEL Program Loans
The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 19) and repeat borrowers.

A student must attend an eligible educational institution, as determined by the Department, in order to participate in the FFEL Program. Eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions and proprietary schools. In addition to other criteria, the Department determines school eligibility, in part, based on the default rate on guaranteed loans to its students. Under the Higher Education Act, eligible lenders, subject to certain restrictions, may choose not to make loans to students attending certain schools, defined by school type, geographic location or default experience.

For FFEL Program Loans originated by the Company, the borrower and school complete a Master Promissory Note and send it either to the Company or directly to the guarantor. In addition to the paper application process, loan applications can be either completed online at www.studentloan.com or through the guarantor’s website. Both the guarantor and the Company must approve the loan request. Upon guarantor approval, the guarantor sends a notice of guarantee to the Company. After receiving the notice of guarantee, the Company makes the loan disbursement directly to the school as directed by the school and sends a disclosure statement to the borrower confirming the terms of the loan.

Stafford and PLUS loan guarantors may collect from the borrower a one-time federal default fee that is 1% of amounts disbursed. In addition, the Higher Education Act requires that federal loan origination fees be paid by the borrower or lender on Stafford and PLUS Loan originations. The lender, which may deduct the fees from the loan proceeds before the disbursement is sent to the school, is responsible for forwarding the fees to the federal government. During 2005, the Company initiated a program to pay the fee on new loan originations on behalf of the borrowers. The origination fee will be phased out between July 1, 2006 and July 1, 2010 under new Deficit Reduction Act legislation.

The Company also originates loans through certain guarantors under “blanket guarantee” agreements, which authorize the Company to disburse funds without having to obtain the guarantor’s approval on each individual loan application prior to disbursing the funds.

Origination of CitiAssist Loans
The CitiAssist Loan program is designed to assist undergraduate, graduate, health professions, and other students, by providing education financing that is intended to supplement any financial aid that may be available under the FFEL Program. In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder, and are serviced by the Company. In accordance with the provisions of an intercompany agreement, originations and servicing fees are charged to CBNA for underwriting, disbursing and servicing CitiAssist Loans for CBNA. Shortly following full disbursement, the Company purchases CitiAssist Loans from CBNA.

CitiAssist Loans are credit based installment loans and subject to state laws and federal consumer banking regulations. CitiAssist Loans are not insured by the federal government, however, most loans are insured by private insurers.

Students, and co-signers, if applicable, complete and submit CitiAssist Loan applications either online at www.studentloan.com or by mail. In addition to general eligibility criteria, a certification of enrollment from the school is required and a co-signer may also be necessary. The majority of the loan disbursements are made directly to the school and a disclosure statement is sent to the borrower and co-signer confirming the terms of the loan.

Seasonality
Origination of student loans generally follows seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two disbursement periods of August through October and December through February account for approximately two-thirds of the Company’s total annual disbursements. While applications and disbursements are seasonal, the Company’s earnings are generally not tied to this cycle.

Marketing
The Company is committed to the following marketing strategies: providing exceptional service to borrowers and schools, offering competitive and innovate products to students and their families, continuing targeted Direct to Consumer marketing initiatives, maximizing e-business opportunities, and recruiting and retaining a superior team of sales and marketing professionals.

The schools play an integral role in the student’s selection of a lender. Through the Company’s proprietary website FAAOnline.com, schools are able to electronically process and track their students’ loan applications, certify loans, and monitor approvals and disbursements. Dedicated Account Managers and a Priority Services telephone team support the schools by assisting with loan processing and issue resolution.

The Company continues to enhance the customer experience on studentloan.com. Content and diagnostic calculators were also enhanced. New content offerings were developed dedicated to the Health and Law segments, which have been well received by colleges and students. Additional Spanish language content for the prestamosestudiantiles.com site was added in 2006. When borrowers enter the Manage Your Account feature of studentloan.com, they are provided with the ability to check balances, make payments and view statements. Customer feedback and usability studies will continue to drive website enhancements.

The Company will continue to expand its eMarketing activity through the use of e-mail communications, banner advertising and search optimization. Through studentloan.com, borrowers are given the opportunity to apply for Stafford, PLUS, CitiAssist, and Consolidation Loans online. The paperless option offers online signature and improved processing times, while limiting application errors.

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories. In addition, the Company’s borrowers also include international students that attend school in the United States. Approximately one-quarter of the Company’s loan portfolio is composed of loans made to or on behalf of students who reside in New York and California. The proportion of borrowers who reside in New York and California has decreased in recent years as the geographic dispersion of the Company’s borrowers has increased. Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 27.

Competition
The Company competes with thousands of eligible lenders in the student loan industry. With almost 50 years of experience, the Company is one of the nation’s largest originators of FFEL Program loans. The Company continues to maintain its Exceptional Performer status for the loans that it services. The Company has been committed to providing lifelong servicing for the loans it directly originates through school channels. This simplifies the repayment process for borrowers and provides the Company with a competitive advantage over other lenders.

Sallie Mae continues to be the largest holder of FFEL Program loans. The Company also competes with Sallie Mae on wholesale loan portfolio purchases. Other key competitors include Chase, Bank of America, Wells Fargo, Wachovia and Nelnet.

The Federal Direct Lending Program, which provides loans directly to students and parents, has reduced the overall volume of loans available for origination through the FFEL Program.

FFEL Program Guarantors and Third-Party Insurers
The Company’s FFEL Program loan portfolio is insured as to principal and interest in the case of a borrower’s default, death, disability, bankruptcy, closed school, false certification or unpaid school refund. The coverage is provided by certain state or non-profit guarantors, which are reinsured by the federal government. If a guarantor’s administrative or financial condition falls below specified levels or the Secretary of Education (the Secretary) determines that the guarantor is in danger of financial collapse, the Secretary is authorized to undertake specified actions to assure the continuance of claim payments, including the transfer of guarantees to another guarantor or the payment of claims directly to lenders. To date, all claims filed by the Company that had been approved for payment by guarantors have been paid.

The Company purchases “life of loan” insurance on the majority of its holdings of private education loans, providing loss protection in the case of borrower default, death or bankruptcy. See Credit Risk on page 13 for further information on CitiAssist Loan insurance. To date, substantially all eligible alternative loan claims have been paid.

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

At prescribed times as required by regulation, the Company requests collection assistance from the relevant guarantor before submitting a claim. These requests serve to notify the guarantor of seriously delinquent accounts before a claim is submitted and allow the guarantor an opportunity to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collections department or servicer resumes working the account for payment and/or institutes a process to reinstate the guarantee.

FFEL Program loans that are 270 days past due are considered to be in default. Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur.

In addition to due diligence collection violations, a claim may be rejected by a guarantor under certain other circumstances, including, for example, if a claim is not filed in a timely manner, adequate documentation is not maintained or the loan is improperly serviced. Once a loan ceases to be guaranteed, it is ineligible to earn government subsidized interest and special allowance benefits.

Rejected claims may be “cured”, involving reinstatement of the guarantee and possible collection of reinstated interest and special allowance benefits, when the lender performs certain collections activities in cases involving timely claim filing violations or obtains a payment or a new signed repayment agreement from the borrower in certain cases involving collection due diligence violations. For rejected claims, the Company allows a full four months for the collections department or servicers to attempt to effect cures before the loans are written off against the allowance for loan losses.

The rate of defaults for FFEL Program student loans, especially among students at proprietary schools, tends to be higher than default rates for other types of loans. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, and both guarantors and lenders are required to ensure that loans are made to students attending schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it provides FFEL Program Loans only to students attending institutions that meet the Higher Education Act’s default limits.

Quality and Regulatory Reviews
The Company recognizes the importance of maintaining compliance with Department and guarantor regulations and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize a loan guarantee or lender eligibility. An affiliate of the Company, Citibank (South Dakota), N.A., services most of the Company’s internally serviced student loan portfolio. The remainder of the loan portfolio is serviced by third-party servicers. Citibank (South Dakota), N.A. also conducts regular ongoing compliance reviews at its facility.

The Company has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. Also, the Company’s Business Risk and Control staff monitors quality assurance throughout the business. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence and disbursement processes, including work performed to ensure adherence to regulatory requirements. Additionally, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, student loan guarantors and third-party loan insurers to monitor portfolio quality and processing compliance. Also, individual departments perform self-reviews on a risk-based frequency. These reviews are done to ensure compliance with the federal, guarantor and corporate policies/procedures, as well as to identify areas needing process or control improvements.

Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties, if lenders violate program regulations. The Department regularly conducts audits of the Company’s student loan servicing activities. Guarantors conduct similar audits on a biennial basis. In addition, an independent compliance review of the Company’s FFEL Program student loan portfolio, as required by the Department, was conducted. None of the audits conducted during 2006 disclosed any material audit exceptions.

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

Employees
At December 31, 2006 and 2005, the Company had 571 and 551 employees, respectively, none of whom was covered by a collective bargaining agreement.

Properties
The Company maintains its headquarters in Stamford, Connecticut, in facilities of approximately 13,000 square feet. The Company also occupies a facility located in Pittsford, New York, containing approximately 76,000 square feet. The Pittsford, New York facility is maintained under an agreement with CBNA that expires in May 2014. The Stamford, Connecticut facility is leased on a month-to-month basis. The Company believes that its facilities are generally adequate to meet its ongoing business needs.

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

Comparison of Cumulative Five-Year Total Return
The following graph compares the Company’s cumulative total return for the last five years with the cumulative total return of the S&P 500 index and of SLM Corporation. The graph and table show the value at year-end 2006 of $100 invested at the closing price on December 31, 2001 in the Company’s common stock, the S&P 500, and SLM Corporation common stock. The comparisons in this table are not intended to forecast or be indicative of future performance of the common stock.

Risk Factors

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 27.

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected results. However, the discussion below is not exhaustive, and other factors such as natural disasters, acts of terrorism and epidemic could have a material adverse impact on the Company’s results.

Economic conditions
The Company’s profitability could be affected by general economic conditions as well as regional trends, especially given the Company’s historic concentration of student loan originations in New York and California. Factors that could significantly affect the demand for and net margins on student loans, as well as the cost to the Company of funding such loans, include the level and volatility of interest rates and inflation. Rising interest rates could reduce demand for student loans, as some prospective borrowers could defer attendance at certain eligible educational institutions or pursue programs at less costly institutions, and thus borrow less, or otherwise determine that the cost of borrowing for higher education is too great. During periods of economic weakness, particularly in the case of high unemployment or high inflation, the cost of higher education may increase materially. As a result, some prospective borrowers may defer pursuing higher education until economic conditions improve. Also, the ability of some borrowers to repay their loans may deteriorate, resulting in higher delinquencies and losses.

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

Market and credit risk
The Company’s revenue is dependent upon the extent to which management can successfully manage market and credit risks.

The Company’s credit risk exposure depends on government guarantees, third-party insurers, and certain school risk-sharing agreements. The Company actively monitors the creditworthiness of these parties, but in the event that a guarantor or risk-share school is unable to meet its contractual obligations under such arrangements, the Company’s financial condition could be adversely affected. Similarly, the loss of the Exceptional Performer designation by the Company or any of its loan servicers could adversely affect the Company’s results. The Company’s credit risk exposure is also impacted by the size and performance of the uninsured CitiAssist loan program that is not originated under a risk-sharing relationship and which has grown over recent years.

The Company’s successful management of market risk is dependent upon its ability to identify properly and respond promptly to changes in interest rate conditions. The majority of the Company’s earnings is generated from the spread between the Company’s interest earning assets (based on the 91-day Treasury Bill rate, the 90-day Commercial Paper rate, or the prime rate) and its funding costs (based on LIBOR). Therefore, basis risk could have an effect on the Company's results of operations.

The Company uses derivative agreements to manage interest rate risk. The Company’s derivative instruments do not qualify for hedge accounting under SFAS 133, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Shifts in the forward yield curve could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

The Company's interest rate risk management activities could expose the Company to losses if interest rates move in a manner materially different than management's expectations. The Company’s economic hedging activities may not effectively manage its interest rate sensitivity or have the desired impact on its results of operations or financial condition.

The Company has relied upon asset-backed securitizations as a significant funding source. The net cash flow the Company receives from the securitized student loan assets generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the noteholders, after deducting servicing costs and any other expenses. The Company's rights to these residual interests are subordinate to the noteholders’ interests and their value is highly sensitive to factors such as market rate changes, prepayment speeds, default rates and regulatory changes. If the securitized loans fail to generate sufficient excess cash flows the Company may not realize some or all of the recorded value of these interests. The Company has recently funded an increased proportion of its operations through the securitization of student loans. To the extent that the market for student loan securitizations becomes less liquid in the future, the Company’s funding costs could be adversely affected.

As a result of the securitizations, the Company’s earnings is increasingly dependent upon the accuracy of its critical accounting estimates, particularly those relating to revenue recognition, loan securitizations and loan losses. If future behavior deviates from management’s assumptions, future adverse adjustments of certain related balance sheet and/or income statement line items could result.

In the past, the Company had received significant amounts of floor income. The amount of floor income which the Company earned decreased materially in 2006, and will be further reduced by the Deficit Reduction Act, which requires the rebate of almost all floor income to the Department for loans originated on or after April 1, 2006.

Changes in fixed interest rates could provide an incentive for borrowers to consolidate their student loans, increasing the principal prepayment rates on the Company’s student loan portfolio.

Future volume of student loans
The Company originates loans to borrowers in all 50 states. The loan origination volume generated by individual schools is primarily dependent on whether or not the Company appears on the school’s preferred lender list, as well as the number of students at that school that need financial aid. The Company may be adversely impacted by borrowers’ or schools’ decisions to use competing lenders, each school’s option to choose the Federal Direct Lending Program instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself. The Company may acquire student loans through purchase agreements with institutions, but each of these agreements has a termination date and there are no assurances that these institutions will renew or extend these forward purchase agreements on terms that are favorable to the Company if at all.

Competition
The Company competes with thousands of student loan originators, including Sallie Mae, which originates several times more FFEL Program Loans than does the Company. The Company also competes with the Federal Direct Lending Program, in which the Company is not eligible to participate. The Company’s ability to increase its loan originations is largely dependent upon its ability to offer competitively priced, desirable loan products as well as its ability to communicate effectively about these products with prospective borrowers. The Company plans to continue to offer competitively priced products by managing its expenses through economies of scale, which reduce its origination and servicing costs. The Company also plans to expand its electronic communications with prospective borrowers and those that affect their decision making. An inability to achieve these goals could adversely affect the Company’s competitive position in the marketplace and its ability to increase the volume of its loan originations.

Operational risk
The majority of the Company’s operating risks relate to servicing defects in the Company’s FFEL Program loan portfolio that could potentially result in losses. FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties. The Company manages operating and credit risks by conducting compliance and process reviews of both the Company’s internal operations and external loan servicers and through contractual remedies for losses incurred due to servicing errors.

The Company is exposed to many types of operational risk, including the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputational and franchise risks associated with the Company’s business practices or market conduct. It also includes the risk of failing to comply with applicable laws, regulations, regulatory administrative actions or the Company’s internal policies. Given the high volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/ telecommunications outages), which may give rise to losses in service to borrowers and/or monetary loss to the Company. Any loss in service levels could also result in the Company losing its EP status. The loss of EP status would subject the Company to higher net credit losses due to lower reimbursement rates from guarantors. All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its borrowers.

U.S. fiscal policies
The Company’s businesses and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This may affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including securitization retained interests and assets held for sale by the Company. In addition, such changes in fiscal policy may affect the credit quality of the Company’s borrowers.

Legal risk
Various issues may give rise to legal risk and cause harm to the Company and its business prospects. These issues include appropriately dealing with legal and regulatory requirements; ethical issues; privacy laws; and information security policies.

Regulatory considerations
As a leading originator and owner of student loans insured under the Higher Education Act, the Company’s financial results and business are largely affected by the provisions of the Higher Education Act. Amendments to the Higher Education Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways. In recent years, many changes to the Higher Education Act have been implemented, for example, that adversely impact the operating environment of the Company and its financial results. Certain amendments to the Higher Education Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and lending regulations, including, specifically with respect to the Company's CitiAssist loan portfolio, certain state usury laws and related regulations, and many other lending laws. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action lawsuits.

If it is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. The Deficit Reduction Act, which modifies certain provisions of the Higher Education Act, was signed by President Bush in February 2006. The Deficit Reduction Act imposes a 1% risk-sharing provision on default claims submitted on loans serviced by Exceptional Performers, such as the Company. This risk-sharing provision resulted in increases to the Company’s allowance for loan losses and decreases in the fair value of its residual interests in securitized loans. In January 2007, the House of Representatives passed H.R. 5, which, if signed into law, will result in further increases to the Company’s allowance for loan losses and decreases in net interest income and may negatively impact the Company’s retained interest valuation. For further information on the impact of the Deficit Reduction Act and H.R. 5, see Regulatory Impacts on page 11. In addition, future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”. These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to the Deficit Reduction Act, re-authorization of the Higher Education Act of 1965, as amended, and H.R. 5, that affect the demand for and interest rates on student loans especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of loan subsidies and floor income, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio, the demand for student loans, and floor income; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; the volume of loan consolidations; the Company’s and other servicers’ ability to maintain their Exceptional Performer loan servicing status and the level of benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the adequacy of funds allocated for future capital expenditures; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loans; as well as general economic conditions, including the performance of financial markets.

GLOSSARY

Listed below are definitions of key terms that are used throughout this Annual Report and Form 10-K.

Borrower Benefits— Borrower benefits are incentives, in the form of interest rate or principal reductions, to borrowers for timely payment or automated clearing house (ACH) payment methods.

CitiAssist Loans— CitiAssist Loans are loans that are originated through an alternative private loan program and do not carry federal government guarantees. These loans are the Company’s proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including any resources available through the FFEL Program. In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by Citibank, N.A. (CBNA) through an intercompany agreement. Following full disbursement, the Company purchases all qualified CitiAssist Loans from CBNA.

Consolidation Loans—Consolidation Loans are loans that allow eligible borrowers to combine multiple federally guaranteed loans, including those of both the FFEL and Federal Direct Student Loan Programs, into one single aggregate guaranteed loan. A borrower may request the inclusion of government-guaranteed loans held by other student loan lenders. When that occurs, the underlying loans chosen for consolidation that are not already in the Company’s portfolio are purchased at face value from the other lenders. The repayment rate on a Consolidation Loan is a fixed rate that represents the weighted average interest rate of the loans retired. The maximum term of a Consolidation Loan is 30 years.

Deficit Reduction Act— In February 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law, marking Congress’ completion of the federal fiscal year 2006 budget reconciliation process.  Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify certain provisions of the Higher Education Act.  For information on the impact of the Deficit Reduction Act, see Regulatory Impacts on page 11.

Department—The Department as referred to in the 2006 Annual Report and Form 10-K, is the U.S. Department of Education.

Exceptional Performer (EP) Designation— The Exceptional Performer designation is granted to those FFEL Program loan servicers that meet the performance standards established by the Department. The Company and several of its servicers obtained Exceptional Performer status effective in 2004. Under previous Department rules, as long as Exceptional Performer eligibility was maintained, the Company received 100% reimbursement on all eligible FFEL Program default claims that were submitted for reimbursement by the Company or its eligible third-party servicers. Under the Deficit Reduction Act, the reimbursement rate on defaulted loans submitted for reimbursement on or after July 1, 2006 was reduced to 99%.

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

Floor Income— The Company determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads. Floor income, which is a component of net interest income, is defined as the difference between the income earned at the borrower payment rate (which is generally reset each July 1st) less the Department-stipulated asset spread and the funding cost of the asset. Floor income has been reduced under certain provisions of the Deficit Reduction Act which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department from loans for which the first disbursement was made on or after April 1, 2006. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).

Higher Education Act—The Higher Education Act as referred to in the 2006 Annual Report and Form 10-K, is the Higher Education Act of 1965, as amended.

Managed Student Loan Assets—Managed Student loan assets represent the portfolio of student loans owned by the Company and reported on its balance sheet, as well as those loans that were securitized off balance sheet and are maintained in the securitization trusts.

Qualifying Special Purpose Entities (QSPE)—A qualifying special purpose entity is a trust or other entity that meets the QSPE qualifications of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended. SFAS 140 places significant restrictions on the permitted activities of a QSPE, such as its investors must have the right to sell their ownership interests in the entity and the seller must not continue to control the assets transferred.

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

Special Allowance Payment (SAP)— Special allowance payments are those interest payments made by the federal government when the stated interest rate on the FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act. When that occurs, the federal government makes a SAP, which increases the lender’s loan yield by a legally specified markup over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the origination date. Most FFEL Program loans qualify for the federal government’s special allowance payment (SAP).

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

Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Company’s website at www.studentloan.com by clicking on the “Investors” page and then clicking on the “Board and Management” link. The Company’s Corporate Governance Guidelines and the charter for both the Audit Committee and Compensation Committee are available free of charge on the website or by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, Stamford, CT 06901.

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

The Company's management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at that date, the Company's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. This report appears on page 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that The Student Loan Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that The Student Loan Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Student Loan Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Student Loan Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the accompanying consolidated balance sheets of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements on page 42, in 2006 the Company changed its methods of accounting for certain hybrid financial instruments and servicing of financial assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
February 26, 2007

CONSOLIDATED FINANCIAL STATEMENTS

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31
(Dollars in thousands, except per share amounts)	2006	2005	2004
Net Interest Income
Interest income (note 2)	$1,624,563	$1,300,849	$939,187
Interest expense to principal stockholder (notes 4, 5, 9 and 12)	1,213,033	807,808	378,191
Net interest income	411,530	493,041	560,996
Less: provision for loan losses (note 2)	(26,170)	(13,157)	(7,989)
Net interest income after provision for loan losses	385,360	479,884	553,007
Other Income
Gains on loans securitized (note 14)	189,017	129,578	13,103
Gains on loans sold (note 2)	26,813	23,137	10,371
Fee and other income (note 7)	28,861	3,106	18,004
Total other income	244,691	155,821	41,478
Operating Expenses
Salaries and employee benefits (notes 9 and 10)	56,930	47,717	37,232
Other expenses (notes 8 and 9)	108,829	101,238	95,030
Total operating expenses	165,759	148,955	132,262
Income before income taxes and extraordinary item	464,292	486,750	462,223
Income taxes (note 11)	177,480	183,255	177,267
Income before extraordinary item	286,812	303,495	284,956
Gain on extinguishment of trust, net of taxes of $3,448 for the year ended December 31, 2005 (note 14)	-	5,465	-
Net income	$ 286,812	$308,960	$284,956
Basic earnings per common share (note 1)
Income before extraordinary item	$ 14.34	$ 15.18	$ 14.25
Extraordinary item	-	0.27	-
Net income	$ 14.34	$ 15.45	$ 14.25

See accompanying notes to consolidated financial statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in thousands, except per share amounts)	2006	2005
Assets
Federally insured student loans (note 2)	$17,184,133	$17,508,605
Private education loans (note 2)	3,072,394	4,812,443
Deferred origination and premium costs (note 2)	632,872	706,736
Less: allowance for loan losses (note 2)	(14,197)	(4,990)
Student loans, net	20,875,202	23,022,794
Other loans and lines of credit (note 2)	76,117	50,085
Loans held for sale (note 2)	323,041	2,067,937
Cash	6,570	1,152
Residual interests in securitized loans (note 14)	546,422	188,454
Other assets (note 3)	809,251	657,275
Total Assets	$22,636,603	$25,987,697
Liabilities and Stockholders’ Equity
Liabilities
Short-term borrowings payable to principal stockholder (note 4)	$11,136,800	$10,781,100
Long-term borrowings payable to principal stockholder (note 5)	9,200,000	13,200,000
Deferred income taxes (note 11)	287,641	289,843
Other liabilities (note 6)	458,861	354,909
Total liabilities	21,083,302	24,625,852
Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	---	---
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,324	139,383
Retained earnings	1,410,968	1,222,262
Accumulated other changes in equity from nonowner sources	809	---
Total stockholders’ equity	1,553,301	1,361,845
Total Liabilities and Stockholders’ Equity	$22,636,603	$25,987,697

See accompanying notes to consolidated financial statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years ended December 31
(Dollars in thousands, except per share amounts)	2006	2005	2004
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 139,583	$ 139,376	$ 136,134
Capital contributions and other changes	1,941	207	3,242
Balance, end of period	$ 141,524	$ 139,583	$ 139,376
RETAINED EARNINGS
Balance, beginning of period	$1,222,262	$ 999,702	$ 786,746
Net income	286,812	308,960	284,956
Cumulative effect of adoption of accounting standard, net of taxes of $941	1,494	-	-
Common dividends declared, $4.98 per common share in 2006; $4.32 per common share in 2005; $3.60 per common share in 2004	(99,600)	(86,400)	(72,000)
Balance, end of period	$1,410,968	$1,222,262	$ 999,702
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ -	$ 7,829	$ 8,444
Net change in cash flow hedges, net of taxes of $638 in 2004	-	-	958
Net change in unrealized gains on investment securities, net of taxes of $506 in 2006, $(5,017) in 2005 and $(1,234) in 2004	809	(7,829)	(1,573)
Balance, end of period	$ 809	$ -	$ 7,829
TOTAL STOCKHOLDERS’ EQUITY	$1,553,301	$1,361,845	$1,146,907
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$ 286,812	$ 308,960	$ 284,956
Changes in equity from nonowner sources, net of taxes	809	(7,829)	(615)
Total changes in equity from nonowner sources	$ 287,621	$ 301,131	$ 284,341

See accompanying notes to consolidated financial statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 286,812	$ 308,960	$ 284,956
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	13,658	13,978	12,400
Amortization of deferred loan origination and purchase costs	145,792	133,416	85,813
Amortization of servicing asset	-	6,958	371
Accreted interest on residual interests	(24,352)	(8,113)	(13,162)
Provision for loan losses	26,170	13,157	7,989
Deferred tax provision	(3,649)	108,779	57,302
Gains on loans sold	(26,813)	(23,137)	(10,371)
Gains on loans securitized	(189,017)	(129,578)	(13,103)
Loss/(gain) on valuation of residual interests designated as trading	12,457	(6,599)	-
Gain on extinguishment of the 2002 Trust	-	(8,913)	-
Loss on valuation of servicing assets	13,287	-	-
Disbursements and procurements of loans for resale	(955,988)	(106,504)	(43,849)
Proceeds from loans securitized	841,292	-	-
Cash received on residual interests in trading securitized assets	17,095	-	-
Impairment loss on retained interests	2,934	25,811	-
Change in accrued interest receivable	(52,008)	(141,061)	(13,401)
Change in other assets	(12,325)	(2,294)	10,993
Change in other liabilities	105,893	26,303	17,423
Net cash provided by operating activities	201,238	211,163	383,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements of loans	(2,834,678)	(3,166,320)	(3,052,453)
Secondary market and other loan procurement activity for portfolio	(7,128,314)	(7,412,673)	(4,524,574)
Redemption of 2002 Trust beneficial interests, net of expenses	-	(373,352)	-
Loan reductions	6,126,762	6,019,237	3,923,074
Increase in loan origination costs and purchase premiums	(271,825)	(339,664)	(223,321)
Proceeds from loans sold	907,480	697,617	652,437
Proceeds from loans securitized	6,749,756	4,261,833	1,461,882
Cash received on residual interests in available-for-sale securitized assets	7,749	6,050	12,350
Capital expenditures on equipment and computer software	(8,850)	(12,067)	(23,504)
Net cash provided by (used in) investing activities	3,548,080	(319,339)	(1,774,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings with original maturities of one year or less	(144,300)	(4,154,900)	4,262,900
Proceeds from borrowings with original terms of one year or more	-	13,900,000	-
Repayments of borrowings with original terms of one year or more	(3,500,000)	(9,550,000)	(2,800,000)
Dividends paid to stockholders	(99,600)	(86,400)	(72,000)
Net cash (used in) provided by financing activities	(3,743,900)	108,700	1,390,900
Net increase in cash	5,418	524	152
Cash - beginning of period	1,152	628	476
Cash - end of period	$ 6,570	$ 1,152	$ 628
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
Interest	$ 1,220,339	$743,750	$424,638
Income taxes, net	$ 125,237	$122,260	$119,717

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

Basis of Presentation

The Company’s accounting policies are in conformity with U.S. generally accepted accounting principles. The Company’s operations are a single segment for financial reporting purposes, as the Company’s only operations consist of originating, managing and servicing student loans.

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

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold or securitized, if any, are recognized as they are earned. Interest income includes special allowance payments made by the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method.

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

The Company also has a portfolio of CitiAssist Loans. Generally, such loans are either insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income.

Allowance for Loan Losses

Most of the Company’s FFEL Program and private education loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements to minimize the Company’s exposure to loan losses. However, for the portion of loan portfolios not covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the reserve as they occur. Subsequent recoveries increase the allowance for loan losses. The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s FFEL Program and CitiAssist Loan portfolios. Estimated losses, which are based on historical delinquency and credit loss experience updated for current performance, are determined after considering the current aging of the portfolio.

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured CitiAssist Loan reaches 150 days of delinquency or (3) an uninsured CitiAssist Loan reaches 90 days of delinquency. Accrual of interest is resumed if the loan guarantee is reinstated. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. Also, the Company writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and CitiAssist loans at 450 days and 210 days, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

The Company’s private education loan portfolio is not guaranteed by the federal government. Although most of the CitiAssist Loans are insured by private third-party insurers, a portion is uninsured. The Company is subject to 5% to 20% risk sharing for claims paid on loans covered by third-party insurers. For insured loans originated since the second quarter of 2003, maximum portfolio loss limits apply that range from 12.5% to 13.5% of cumulative portfolio losses. For loans insured since 2005, the insurance premium is calculated under an experience-rated plan, which may require limited additional premium payments to be made in the future should performance be worse than the established parameters. The insurance provided by third-party agencies is provided on an individual loan basis. A majority of the uninsured CitiAssist Loans are covered for between 50% and 100% of cumulative losses in excess of various loss rates under risk-sharing agreements with schools. Risk-sharing agreements with schools are provided on a pooled-loan basis.

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales
The Company accounts for its whole loan sales in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, as amended (SFAS 140). In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the sale accounting rules of SFAS 140 require the Company to relinquish effective control over the loans sold as of the sale date.

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

Interest in the securitized loans are retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights. The Company accounts for its residual interest from the 2004 securitization as available-for-sale securities, with unrealized gains and losses reported in Accumulated other changes in equity from nonowner sources, and the residual interests from its 2005 and 2006 securitizations as trading securities, with unrealized gains and losses reported in Fee and other income. The Company’s servicing assets are included in Other assets on its consolidated financial statements. Gains or losses on securitization and sales depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in Gains on loans securitized.

The Company values its retained interests at fair value using financial models. The Company estimates the fair value of these retained interests by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities may be found in Note 14.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated loan sale requirements in the near term. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value. For the years ended December 31, 2006 and 2005, market value exceeded cost. Accordingly, no valuation allowance was necessary.

Derivatives

The Company manages its exposure to market rate changes through the use of derivative financial products including swaps and written options. These derivatives are carried at fair value in Other assets or Other liabilities in the Company’s consolidated balance sheet with changes in fair value recorded currently in earnings.

Internally Developed Software

Certain direct costs associated with the development of internally developed software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for

Internal Use. These costs are included in Other assets and are amortized on a straight-line basis over the service period, not to exceed ten years. Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for obsolescence. Capitalized costs of projects deemed to be obsolete or abandoned are written off to operating expense.

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

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  In 2006, 2005 and 2004, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

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

New Accounting Standards

Accounting for Servicing of Financial Assets
On January 1, 2006, the Company elected to early-adopt SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment to SFAS No. 140 (SFAS 156). This pronouncement permits an election to remeasure servicing rights at fair value, with the changes in the fair value being recorded in current earnings. Upon adoption, the Company chose the fair value measurement method for recording its servicing assets and increased its beginning of the period retained earnings by a $1.5 million after tax cumulative effect adjustment to reflect its student loan servicing asset at fair value at January 1, 2006.

Accounting for Certain Hybrid Financial Instruments
On January 1, 2006, the Company elected to early-adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). In accordance with this standard, hybrid financial instruments, such as interest only instruments containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments, may be accounted for at fair value, with the change recorded in current earnings. The Company’s early adoption of SFAS 155 on January 1, 2006 had no material impact on its results of operations, as the Company had already been accounting for its hybrid financial instruments at fair value.

2 STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program. The Company owns, holds and manages the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. In addition, the Company’s government-guaranteed portfolio includes Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans). Whenever the statutory interest rates on most FFEL Program loans, including Federal Consolidation Loans, provide less than prescribed rates of return, as defined by the Higher Education Act, the federal government pays a special allowance payment (SAP), which increases the lender’s loan yield by markups ranging from 1.74 to 3.50 percentage points per annum, over a base rate tied to either the 91-day Treasury Bill auction yield or the 90-day Commercial Paper rate, depending on the loan origination date. In addition, the federal government generally pays the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment.

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

The Company’s loan portfolio grows through disbursements of new FFEL Program loans as well as secondary market and other loan procurement activity. Purchases may include FFEL Program loans purchased through third-party purchase agreements. These agreements obligate the Company to purchase eligible loans offered for sale and/or originated by the other party. The contractual premium on the loans purchased under these contracts vary from purchase to purchase.

The Company’s portfolio also contains private education loans originated through alternative programs developed for students who either seek additional financial assistance beyond that available through the government programs and other sources or do not qualify for federal government sponsored student loan programs. Private education loans are generally offered based on the borrower’s or co-signer’s creditworthiness.

The Company’s private education loan portfolio is composed of CitiAssist Loans, the Company’s proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including any resources available through the FFEL Program. CitiAssist Loans are prime rate-based with terms similar to the FFEL Program , such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder and are serviced by the Company. In accordance with the provisions of an intercompany agreement, originations and servicing fees are charged to CBNA for underwriting, disbursing and servicing CitiAssist Loans. Following full disbursement, the Company purchases all CitiAssist Loans from CBNA.

The Company’s loans are summarized by program type as follows:

	December 31
	2006	2005
(Dollars in thousands)
Federal Stafford Loans	$ 7,192,550	$ 8,374,721
Federal Consolidation Loans	9,118,615	8,177,635
Federal SLS/PLUS/HEAL Loans	872,968	956,249
Private education loans	3,072,394	4,812,443
Total student loans held, excluding deferred costs	20,256,527	22,321,048
Deferred origination and premium costs	632,872	706,736
Student Loans held	20,889,399	23,027,784
Less: allowance for loan losses	(14,197)	(4,990)
Student Loans held, net	20,875,202	23,022,794
Loans held for sale, excluding deferred costs	315,927	2,039,728
Deferred origination and premium costs	7,114	28,209
Loans held for sale	323,041	2,067,937
Other loans and lines of credit	76,117	50,085
Total loan assets	$21,274,360	$25,140,816

The Company’s FFEL Program loan holdings are guaranteed by the federal government in the event of a borrower’s default, death, disability or bankruptcy, subject to risk-sharing provisions established by the federal government. Insurance on FFEL Program loans is provided by certain state or non-profit guarantors, which are reinsured by the federal government.

The Higher Education Act requires every state to either establish its own guarantor or contract with another guarantor in order to support the education financing and credit needs of students at post-secondary schools. FFEL Program guarantors in each state generally guarantee loans for students attending schools in their particular state or region or guarantee loans for their residents attending schools in another state. States that do not have their own guarantor contract with United Student Aid Funds, a multi-state guarantor, or another state guarantor.

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the loan’s guarantee. In the event of default on a student loan or a borrower’s death, disability or bankruptcy, the Company files a claim with the guarantor of the loan. The Company is designated an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. In addition, many of the Company’s third-party servicers also carry the Exceptional Performer designation. As a result of the Deficit Reduction Act, all claims submitted by Exceptional Performers on or after July 1, 2006 receive 99% reimbursement. Under current legislation, servicers who are not designated as Exceptional Performers are only eligible for reimbursement at a 97% rate. Prior to the Deficit Reduction Act, Exceptional Performers received a 100% reimbursement rate. The Company’s compliance with these servicing standards is re-assessed quarterly. Of the Company’s $17.5 billion portfolio of federally insured loans at December 31, 2006, $15.3 billion qualify for benefits under the Exceptional Performer designation.

The allowance for loan losses provides a reserve for estimated risk-sharing and other credit and operating losses on FFEL Program and CitiAssist Loans. Changes in the Company’s allowance for loan losses are as follows:

	2006	2005	2004
(Dollars in thousands)
Balance at beginning of year	$ 4,990	$ 5,046	$4,835
Provision for loan losses	26,170	13,157	7,989
Charge offs	(19,624)	(14,824)	(9,835)
Recoveries	2,661	1,611	2,057
Balance at end of year	$ 14,197	$ 4,990	$5,046

FFEL Program loan claims are subject to rejection by the guarantor in the event of loan servicing or origination defects. If servicing or origination defects are identified, the claimed loan is rejected and returned to the Company for remedial loan servicing. During the remedial servicing period, usually lasting several months, interest income is not accrued. Non-interest accruing loans were $0.4 million and $0.2 million at December 31, 2006 and 2005, respectively. If the guarantee on the rejected claim cannot be reinstated, the defaulted loan is written off against the allowance for loan losses, generally, within four months of the claim rejection. Guarantor claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged directly against current period interest income.

Although CitiAssist Loans do not carry a federal government guarantee, most of these loans are insured by either Royal Indemnity (RI) or United Guaranty (UG)/New Hampshire Insurance Company (NHIC). UG and NHIC are subsidiaries of American International Group (AIG). RI is a subsidiary of Royal & SunAlliance Insurance Group PLC.

The following tables provide details regarding the Company’s federal government guarantees, credit risk insurance and risk-sharing agreements:

	December 31
	2006	%	2005	%
(Dollars in thousands)
Federal Loan Guarantors
United Student Aid Funds	$2,637,356	13	$ 3,975,710	16
EdFund	3,443,002	17	2,853,332	11
New York State Higher Education Services Corp.	6,390,072	31	7,261,604	30
Great Lakes Higher Education	1,137,439	5	1,151,924	5
Illinois Student Aid Commission	597,011	3	673,568	3
Other federal loan guarantors	3,289,866	16	3,632,195	15
Total federally guaranteed	17,494,746	85	19,548,333	80
Private education loan insurers	2,410,076	12	4,149,354	17
Total guaranteed/insured	19,904,822	97	23,697,687	97
Other unguaranteed/uninsured (1)	743,749	3	713,174	3
Total loans	$20,648,571	100	$24,410,861	100

(1)	Primarily includes uninsured CitiAssist loans and lines of credit.

The RI-insured CitiAssist Loans that are submitted for default claim are paid the claim amount less a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances. Under the UG/NHIC program, which insures most new CitiAssist Loans, defaults generally subject the Company to deductibles of 10% - 20%. Certain CitiAssist Loans are not insured. The Company is exposed to losses of up to 100% on uninsured loans that do not have risk-sharing agreements.

Delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on CitiAssist Loans, including delinquency and insurance coverage, are shown in the table below:

	December 31
	2006	2005
(Dollars in thousands)
Total CitiAssist Loans	$3,072,328	$4,812,361
CitiAssist Loans in repayment	$1,156,184	$2,541,869
CitiAssist Loans in forbearance (1)	$ 81,761	$ 193,383
CitiAssist Loans delinquent 30 - 89 days as a % of total CitiAssist Loans in repayment	2.6%	1.8%
CitiAssist Loans delinquent 90 days or greater as a % of total CitiAssist Loans in repayment	2.6%	0.7%
Allowance for loan losses for CitiAssist Loans	$ 7,286	$ 2,997
Total CitiAssist Loans insured by third parties	$2,410,076	$4,149,354
Total uninsured CitiAssist Loans (2)	$ 662,252	$ 663,007

(1)	The decrease in CitiAssist Loans in forbearance was primarily due to securitization activity.
(2)
Of the uninsured CitiAssist loans, $501 million and $445 million at December 31, 2006 and 2005, respectively, are covered under risk-sharing agreements with schools.
See Allowance for Loan Losses in Note 1 regarding risk-sharing agreements with certain schools.

3 OTHER ASSETS

Other assets are summarized as follows:

	December 31
	2006	2005
(Dollars in thousands)
Accrued interest receivable
from student loan borrowers/others	$440,992	$382,181
from federal government	126,929	133,732
Servicing asset from securitization activity (note 14)	169,234	76,784
Equipment and computer software (1)	42,423	47,231
Other	29,673	17,347
Total other assets	$809,251	$657,275

(1) Amounts are reflected net of accumulated depreciation and software amortization of $44 million and $33 million at December 31, 2006 and 2005, respectively.

Included in equipment and computer software is $38 million and $41 million of capitalized internally developed software at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, the Company capitalized $3 million and $10 million, respectively, in costs related to software development.

4 SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:

			December 31
	2006		2005
(Dollars in thousands)	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate
Notes payable	$ 7,136,800	5.36%	$ 7,281,100	3.86%
Portion of long-term borrowings due within one year	$ 4,000,000	5.26%	$ 3,500,000	3.69%
Total short-term borrowings	$11,136,800	5.32%	$10,781,100	3.80%

Short-term borrowings have a remaining term to maturity of one year or less. At December 31, 2006 and 2005, short-term borrowings were made under the terms of an Omnibus Credit Agreement, as amended (Omnibus Credit Agreement) with CBNA, which expires in December 2009. The maximum aggregate credit limit available for combined short- and long-term borrowings was $30 billion at December 31, 2006. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. During 2006, $43.7 billion in new short-term borrowings were made and original short-term borrowings of $43.9 billion were repaid. During 2005, new short-term borrowings of $38.1 billion were made and original short-term borrowings of $42.2 billion were repaid. At December 31, 2006, all of the notes payable above had variable interest rates.

5 LONG-TERM BORROWINGS

A summary of long-term borrowings follows:

	December 31
	2006	2005
(Dollars in thousands)
CBNA Notes, fixed rate (note rates ranged from 2.21% and 3.80% at December 31, 2005), due April - July 2006	$ ---	$ 1,500,000
CBNA Notes, based on LIBOR (note rates ranged from 5.35% to 5.36% at December 31, 2006), due July - August 2008	5,900,000	5,900,000
CBNA Notes, based on LIBOR or a strike rate, whichever is higher (note rates ranged from 3.69% to 4.14% at December 31, 2005), due September - October 2006	---	2,000,000
CBNA Notes, based on LIBOR or a strike rate, whichever is higher (note rate 5.17% at December 31, 2006), due January 2007	2,000,000	2,000,000
CBNA Notes, based on LIBOR (note rate 5.35% at December 31, 2006), due December 2007	2,000,000	2,000,000
CBNA Notes, fixed rate (note rate 3.02% at December 31, 2006 and 2005), due April 2008	300,000	300,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rates of 5.27% at December 31, 2006), due July 2010	2,000,000	2,000,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 5.19% at December 31, 2006), due July 2015	1,000,000	1,000,000

Less: portion of long-term borrowings due within one year	(4,000,000)	(3,500,000)
Total long-term borrowings	$ 9,200,000	$ 13,200,000

At December 31, 2006 and 2005, long-term borrowings were made under the terms of an Omnibus Credit Agreement with CBNA, the Company’s principal shareholder. The Omnibus Credit Agreement contains no material financial covenants or restrictions. During 2006, no new long-term borrowings were made and $3.5 billion were repaid. During 2005, original long-term borrowings of $13.9 billion were made and $9.6 billion were repaid. Original long-term debt of $4.0 billion that was maturing in one year or less was reclassified to short-term borrowings as of December 31, 2006. Rates on all LIBOR based borrowings reset each one to three months.

At December 31, 2006, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows: $6.2 billion in 2008, $2.0 billion in 2010 and $1.0 billion in 2015.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities and by closely matching the underlying rate basis of the assets with the liabilities. During 2006 and 2005, the Company entered into interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets. See Note 12 for further discussion of the Company’s interest rate swaps.

Approximately $5.0 billion of the Company’s outstanding short- and long-term debt includes derivatives embedded in the respective debt instruments. These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS 133) do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

6 OTHER LIABILITIES

Other liabilities are summarized as follows:

	December 31
	2006	2005
(Dollars in thousands)
Interest payable to CBNA (note 9)	$167,868	$175,174
Income taxes payable to CBNA	73,550	20,595
Liability from derivative agreements with CBNA (note 12)	12,064	6,120
Accounts payable and other liabilities	205,379	153,020
Total other liabilities	$458,861	$354,909

7 FEE AND OTHER INCOME

A summary of fee and other income follows:

	2006	2005	2004
(Dollars in thousands)
Losses related to residual interests	$(15,391)	$ (9,768)	$ -
Servicing revenue and gains/(losses) related to servicing assets	21,130	(2,764)	870
Mark-to-market gains on derivatives	4,472	-	-
Other origination and servicing fees, primarily from CBNA	7,457	6,725	8,522
Late fees	7,283	8,175	8,161
Other	3,910	738	451
Total fee and other income	$ 28,861	$ 3,106	$18,004

8 OTHER EXPENSES

A summary of other expenses follows:

	2006	2005	2004
(Dollars in thousands)
Servicing, professional, guarantor and other fees paid	$56,707	$51,097	$47,957
Depreciation and software amortization	14,467	14,012	11,489
Data processing and communications	10,839	10,435	11,179
Advertising and marketing	10,533	9,934	9,081
Stationery, supplies and postage	6,773	6,455	6,071
Premises, primarily rent	2,952	2,503	2,189
Travel and entertainment	2,255	1,958	2,097
Other	4,303	4,844	4,967
Total other expenses	$108,829	$101,238	$95,030

9 RELATED PARTY TRANSACTIONS

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Intercompany agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements. In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans. Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), N.A. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statement of income for the years ended December 31, 2006, 2005 and 2004. Other information about intercompany transactions is available as follows: for CitiAssist Loans, see Note 2; for short- and long-term funding and interest rate swap transactions, see Notes 4, 5, and 12; for employee benefit related transactions, see Note 10; and for income tax matters, see Notes 1, 6 and 11.

	2006	2005	2004
(Dollars in thousands)
Revenue
Interest income	$ 411	$ 51	$ 73
Interest expense	1,212,928	807,668	378,191
Fee and other income	11,930	6,725	8,521
Operating Expenses
Salaries and employee benefits
Employee benefits and administration	$ 10,532	$ 9,200	$ 7,712
Stock-based compensation	2,275	989	1,012
Other expenses
Servicing, professional and other fees paid	46,489	40,889	36,523
Data processing and communications	6,238	7,057	7,433
Premises, primarily rent	2,930	2,490	2,026
Other	2,316	2,502	1,426

CBNA Omnibus Credit Agreement
The Company had outstanding short- and long-term unsecured borrowings with CBNA of $11.1 billion and $9.2 billion, respectively, at December 31, 2006 and $10.8 billion and $13.2 billion, respectively, at December 31, 2005, incurred under the terms of the Omnibus Credit Agreement with CBNA. This agreement provided a maximum aggregate credit limit of $30 billion through December 31, 2009, at which time it is anticipated that the agreement will be extended. The increase in 2006 interest expense is due to the increase in market rates on the variable rate debt compared to the prior year. Interest expense incurred under these borrowings is reflected in the table above.

Interest Rate Swap and Option Agreements
The Company is a party to interest rate swaps and options with CBNA, an investment-grade counterparty, to manage its interest rate risk exposure. For further information on the Company’s interest rate derivative agreements, see Note 12.

Student Loan Origination Agreement and Servicing Fees Earned
CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total CitiAssist Loans purchased by the Company for the years ended December 31, 2006 and 2005 was $1,728 million and $1,484 million, respectively. Total premiums paid by the Company related to the 2006 and 2005 CitiAssist Loan purchases was $11 million and $12 million, respectively. At December 31, 2006, the Company was committed to purchase CitiAssist Loans of $1.3 billion.

The Company also earns loan origination and servicing revenue for work performed on CitiAssist Loans held by CBNA prior to purchase by the Company. The Company received revenue of $7 million, in each 2006 and 2005, related to this agreement and $9 million in 2004. This revenue is included in Fee and other income in the table above.

Servicing, Professional and Other Fees Paid
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the loan originations and servicing work on the Company’s FFEL Program and CitiAssist Loan portfolios was performed under the provisions of intercompany agreements with affiliates of the Company, including Citibank (South Dakota), N.A. The increases in the charges are primarily due to managed loan portfolio growth.

Stock-based Compensation
The Company participates in various Citigroup stock-based compensation programs under which Citigroup stock or stock options are granted to certain of the Company’s employees. The Company has no stock-based compensation programs in which its own stock is granted. The Company pays Citigroup directly for participation in certain of its stock-based compensation programs, but receives a capital contribution for those awards related to participation in the employee incentive stock option program.

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

Other Intercompany Arrangements
Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, telecommunications, payroll processing and administration, employee benefits, facilities procurement, and others.

10 EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; defined contribution plan; salary continuance for disabled employees and workers compensation. Citigroup charges the Company a fee calculated as a fixed percentage of total salaries, referred to as the fringe rate. The fringe rate applied to salaries was 27%, 26% and 25% for 2006, 2005 and 2004, respectively. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

Substantially all of the Company’s employees participate in Citigroup’s non-contributory defined benefit plans. Any pension obligation pertaining to these plans is a liability of Citigroup. The fringe rate includes approximately $1.1 million in 2006 and $0.9 million in both 2005 and 2004, representing the Company’s pension expense allocation. These amounts are included with other employee benefit costs in Employee benefits and administration in the related party transactions table in Note 9.

11 INCOME TAXES

The provision for income taxes consists of the following:

	2006	2005	2004
(Dollars in thousands)
Current
Federal	$157,612	$ 69,435	$103,901
State	23,517	8,489	16,064
Total current	181,129	77,924	119,965
Deferred
Federal	(3,175)	96,928	49,629
State	(474)	11,851	7,673
Total deferred	(3,649)	108,779	57,302
Total income tax provision	$177,480	$186,703	$177,267

The reconciliations of the income taxes computed at the federal statutory income tax rate of 35% to the actual income tax provisions for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
(Dollars in thousands)
Income taxes computed at federal statutory rate	$162,502	$173,482	$161,838
State tax provision, net of federal benefits	14,978	13,221	15,429
Total income tax provision	$177,480	$186,703	$177,267

Deferred income taxes consist of the following:

	December 31
	2006	2005
(Dollars in thousands)
Deferred Tax Assets
Valuation adjustments of retained interests	$ 19,938	$ 9,983
Income earned from securitization trusts	28,063	7,047
Allowance for loan losses	5,462	1,930
Other	5,319	5,838
Total deferred tax assets	58,782	24,798
Deferred Tax Liabilities
Deferred loan origination costs	(186,204)	(230,166)
Internally developed software costs	(13,967)	(13,646)
Gain on securitizations and other securitization related income/(loss)	(140,953)	(66,343)
Other	(5,299)	(4,486)
Total deferred tax liabilities	(346,423)	(314,641)
Net deferred tax liabilities	$(287,641)	$(289,843)

At December 31, 2006 and 2005, the Company had deferred tax liabilities, net of deferred tax assets, of $93 million and $49 million, respectively, for the tax effect of the gains on the loans securitized and other securitization-related income.  In addition, at December 31, 2006 and 2005, the Company had deferred tax liabilities of $186 million and $230 million, respectively, for the temporary differences resulting from deferred loan origination costs. At both December 31, 2006 and 2005, the Company also had deferred tax liabilities of $14 million for the temporary differences resulting from the capitalization of internally developed software costs.

12 INTEREST RATE DERIVATIVE AGREEMENTS

The Company enters into interest rate derivative agreements to help manage its exposure to interest rate risk movements. The counterparty to all of the Company’s derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company during 2006 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions at December 31, 2006 and 2005 are provided in the table below:

December 31,
	2006			2005
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Prime / LIBOR Swaps	$4,000,000	$ -	$ 761	$ -	$ -	$ -
Other LIBOR Based Swaps	8,035,000	462	1,803	-	-	-
Interest Rate Floor Options	6,200,000	-	9,500	2,000,000	-	6,120

The Company’s Prime / LIBOR swaps are designed to manage its interest rate risk exposure resulting from variability between the rates paid on its borrowings (based on LIBOR) and the rate received on its CitiAssist Loan assets (primarily based on the prime rate). These swap agreements matured in January 2007.

The other LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s residual interest values. A portion of these swaps mature in 2011, 2014, and the remainder mature in 2017.

The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests in securitized assets. A portion of the options mature in 2016, and the remainder mature in 2021.

13 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is presented in the following table:

			December 31
	2006		2005
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Loans, net	$21,274,360	$21,710,092	$25,140,816	$26,108,989
Cash	6,570	6,570	1,152	1,152
Accrued interest receivable	567,921	567,921	515,913	515,913
Residual interests in loans securitized	546,422	546,422	188,454	188,454
Derivative asset	462	462	-	-
Servicing assets	169,234	169,234	76,784	79,219
Financial Liabilities
Short-term borrowings	$11,136,800	$11,136,800	$10,781,100	$10,781,100
Long-term borrowings	9,200,000	9,188,928	13,200,000	13,189,363
Derivative liability	12,064	12,064	6,120	6,120
Accrued interest payable	167,868	167,868	175,174	175,174

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

Residual Interests in Loans Securitized and Servicing Assets
The fair value of the residual interest in the loans securitized and the servicing assets were determined using a discounted cash flow model. Residual interests are recorded at fair value on the consolidated financial statements. For more information on student loan securitizations, see Note 14.

Short-Term and Long-Term Borrowings
The fair value of these instruments was calculated by discounting cash flows through maturity using estimated market discount rates.

Derivatives
Derivatives are used to manage interest rate risk. Fair value was determined by discounting the possible cash flows that may arise from these instruments using current market prices. Derivatives are recorded at fair value on the consolidated financial statements.

14 STUDENT LOAN SECURITIZATIONS

The Company maintains a program to securitize certain portfolios of student loan assets. Under the Company’s securitization program, the loans are removed from the consolidated financial statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, backed by the student loan assets, to outside investors.

A summary of the Company’s securitization transactions is presented in the table below:

(Dollars in millions)	2006	2005	2004
Student loans securitized during the period	$7,660	$4,246	$1,462
Proceeds from student loans securitized during the period	7,591	4,262	1,462
Realized gains on loans securitized	189	130	13
Mark-to-market gains on residual interests at securitization date	10	5	-

The following table reflects amounts and activities related to the Company’s securitizations:

	December 31
(Dollars in thousands)	2006	2005
Total student loan assets in trusts	$12,375,339	$5,427,693
Residual interests	546,422	188,454
Servicing assets	169,234	76,784
Receivable from trusts for servicing	3,950	1,776
Payable to trusts for student loan payments	11,494	3,130

In the second quarter of 2005, the Company completed a tender offer to purchase the notes of one of its trusts, which had been originally issued in 2002 (the 2002 Trust), and extinguished that trust. As a result, the Company brought $370 million in student loan assets back onto the Company’s balance sheet at fair value and recorded a loan premium of $12 million. The premium will be amortized over the estimated remaining lives of the loans. The transaction resulted in an extraordinary gain of $5.5 million after taxes of $3.4 million.

The following table reflects amounts received from the securitization trusts for 2006 and 2005:

(Dollars in thousands)	2006	2005
Cash received from trusts for servicing	$32,242	$12,458
Cash received from trusts on residual interests	24,844	6,050

The changes in the Company’s residual interests during 2006 and 2005 are summarized in the table below:

(Dollars in thousands)	2006	2005
Balance at beginning of period	$188,454	$72,733
Accreted interest	24,352	8,113
Cash flows from trusts	(24,844)	(6,050)
Temporary change in fair value of available-for-sale securities	1,315	(2,983)
Mark-to-market gains/(losses) on residual interests	(12,457)	6,599
Residual interest impairments	(2,934)	(16,366)
Student loan securitizations	372,536	144,496
Extinguishment of the 2002 Trust	-	(18,088)
Balance at end of period	$546,422	$188,454

The residual interest in the 2004 securitization trust is accounted for as an investment in available-for-sale securities. The residual interests in the 2005 and 2006 securitization trusts are accounted for as trading securities, as designated at the inception of the trusts.

During 2006 and 2005, the Company earned $34 million and $14 million, respectively, of servicing revenue excluding amortization, for servicing the trust portfolios. Changes in the Company’s servicing assets are presented below:

(Dollars in thousands)	2006	2005
Balance at beginning of period	$ 76,784	$ 28,177
Cumulative effect adjustment	2,435	-
Other-than-temporary impairment	-	(9,445)
Mark-to-market losses on servicing assets	(13,287)	-
Student loan securitizations	103,302	65,010
Amortization	-	(6,958)
Balance at end of period	$169,234	$ 76,784

The cumulative effect adjustment in the table above was related to the adoption of SFAS 156, and was recorded as an adjustment to beginning of the period retained earnings. See Notes 1 and 2 for further information. The mark-to-market loss in the table above primarily represents the time value decay of the servicing asset.

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty.

The key assumptions used to value the residual interests in the assets securitized for the 2006 trusts at the respective inception dates of the securitizations were as follows:

	2006-1	2006-2	2006-A
Discount rate	10.0%	10.0%	12.0%
Constant prepayment rates	Up to 11.6% in 5 to 10 years	Up to 10.3% in 5 to 10 years	4.6% to 20% over 12 years
Anticipated credit losses net of insurance and guarantees	0.10%	0.10%	1.10%
Basis spread between LIBOR and Commercial Paper rate	0.10%	0.11%	N/A
Utilization rate of borrower benefits:
Automated clearing house (ACH)	19.0%	20.5%	21.0%
On time payments	17.2%	17.6%	26.0%

The key assumptions used to value the residual interests in the securitization trusts were as follows:

	December 31
	2006	2005
Weighted average discount rate	10.5%	10.0%
Constant prepayment rates
Consolidation Loans	Up to 9.8% in 5 to 10 years	Up to 10.0% in 6 to 10 years
Private education loans	4.6% to 20.0% over 12 years	N/A
Anticipated credit losses net of insurance and guarantees
Consolidation Loans	0.11%	0.0%
Private education loans	1.10%	N/A
Basis spread between LIBOR and Commercial Paper rate	0.11%	0.10%
Utilization rate of borrower benefits:
Automated clearing house	17.5% to 39.8%	18.0% to 39.7%
On time payments	14.5% to 36.5%	14.5% to 33.0%

The key assumptions used to value the servicing assets of the securitization trusts were as follows:

	December 31
	2006	2005
Weighted average discount rate	6.1%	6.0%
Constant prepayment rates
Consolidation Loans	Up to 9.8% over 5 to 10 years	Up to 10.0% in 6 to 10 years
Private education loans	4.6% to 20.0% over 12 years	N/A
Servicing margin	25 basis points	26 basis points

The increase in the anticipated net credit loss assumption for Consolidation Loans for 2006 reflects changes in the Exceptional Performer provisions implemented under the Deficit Reduction Act, which was enacted in February 2006. These provisions impose a 1% risk-sharing provision on default claims submitted by Exceptional Performers. Previously, servicers with this designation were not subject to risk-sharing provisions. If the Company lost its Exceptional Performer designation, the fair value of the residual interests at December 31, 2006 would decrease by approximately $7.0 million.

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

The effects of the key assumptions used to value the residual interests and servicing assets at December 31, 2006 were as follows:

	Residual Interests	Servicing Assets
(Dollars in thousands)
Fair value at December 31, 2006	$ 546,422	$ 169,234
Discount rate
10% adverse change	$ (21,799)	$ (3,582)
20% adverse change	$ (42,068)	$ (7,028)
Constant prepayment rate
10% adverse change	$ (12,040)	$ (3,491)
20% adverse change	$ (22,644)	$ (6,564)
Anticipated net credit losses/defaults
10% adverse change	$ (4,426)	$(782)
20% adverse change	$ (9,019)	$ (1,557)
Servicing margin
10% adverse change	-	$ (16,162)
20% adverse change	-	$ (32,135)
Basis spread
10% adverse change	$ (4,517)	-
20% adverse change	$ (8,978)	-
Borrower benefits - ACH
10% adverse change	$ (2,962)	-
20% adverse change	$ (5,959)	-
Borrower benefits - on time payments
10% adverse change	$ (7,131)	-
20% adverse change	$ (14,265)	-

The Company continues to service the loan portfolios after they have been securitized. The Company’s managed student loan assets, loans with delinquencies of 90 days or more at December 31, 2006 and 2005, and credit losses, net of recoveries, for 2006 and 2005 are presented in the table below:

	December 31
(Dollars in thousands)	2006	2005
Student loan assets:
Owned (1)	$21,288,557	$25,145,806
Securitized	12,375,339	5,427,693
Student loan assets managed	$33,663,896	$30,573,499
Loans with delinquencies of 90 days or more:
Owned (1)	$ 775,345	$ 742,627
Securitized	217,090	136,686
Delinquent loans managed	$ 992,435	$ 879,313
Credit losses, net of recoveries:
Owned (1)	$ 16,963	$ 13,213
Securitized	211	-
Credit losses on loans managed	$ 17,174	$ 13,213

(1) Amounts include loans held for sale.

15 COMMITMENTS AND CONTINGENCIES

The Company is obligated under several non-cancelable operating leases. Expenses related to those agreements totaled $359 thousand in 2006, $277 thousand in 2005 and $504 thousand in 2004. In addition, the Company made non-cancelable payments to CBNA of $2.3 million in 2006, $1.4 million in 2005, and $1.4 million in 2004, to lease the Pittsford, New York facility. This amount is included in Premises, primarily rent, in the related party transactions table in Note 9. The Pittsford, New York facilities agreement expires in May 2014.

Future minimum lease payments at December 31, 2006 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2006 are as follows:

Minimum Lease Payments
(Dollars in thousands) 2007 2008 2009 2010 2011 After 2011	$ 2,663 2,775 2,777 2,711 2,793 7,111
Total	$20,830

At December 31, 2006, FFEL Program loans in the amounts of $1,320 million have been committed, but not disbursed. In addition, the Company has forward purchase agreements, primarily with CBNA, that obligate the Company to purchase all loans offered for sale and/or originated by the other party. At December 31, 2006, the aggregate obligation under these commitments totaled $1,428 million. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program Loans which the Company will subsequently purchase. At December 31, 2006, these organizations have unused lines of credit of $414 million available to them. In addition, the Company had commitments of $316 million to sell certain portfolios of loans to third parties in the future.

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged. In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

16 FUTURE APPLICATION OF ACCOUNTING STANDARDS

Fair Value Option
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.

SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company is currently evaluating the potential impact of adopting SFAS 159.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. With the adoption of SFAS 157, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 157 also requires the Company to reflect its own credit standing when measuring the fair value of debt it has issued, including derivatives, prospectively from the date of adoption.

SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company's fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of adopting SFAS 157.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company will be required to adopt FIN 48 as of January 1, 2007. The Company is still evaluating the impact of the adoption of FIN 48.

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

17 SUBSEQUENT EVENTS

On January 17, 2007 the House of Representatives approved the College Student Aid Relief Act of 2007 (H.R. 5). The bill contains the following provisions which will impact FFELP lenders:
•	The subsidized Stafford Loan interest rate will be reduced from 6.80% to 3.40% by phasing in the reduction between July 1, 2007 and July 1, 2011.
•	Eliminates the Exceptional Performer status for lenders effective July 1, 2007.
•	Reduces lender insurance from 97% to 95% for loans disbursed on or after July 1, 2007.
•	Increases lender fees for loans first disbursed on or after July 1, 2007, from 0.50% to 1.00%.
•
Increases the annual interest payment rebate fee on Consolidation Loans for applications received on or after July 1, 2007, from 1.05% to 1.30%. This reduction applies only if 90% or more of the lender’s holdings are in Consolidation Loans.

•
Reduces special allowance payments by 0.10% for loans first disbursed on or after July 1, 2007, for lenders that, as a group, hold 90% of the total principal amount of all FFELP loan volume. Other lenders, designated by the Department as small lenders, would be exempt from this reduction.

This bill has not yet been signed into law, and differs in many respects from the proposed changes included in the President’s proposed 2008 budget. The administration’s published draft budget, which includes many aspects of H.R. 5, goes further in its reduction of SAP from 10 basis points, as proposed in the House bill, to 50 basis points for first disbursements made on or after July 1st, 2007. Significant changes may be made to the provisions outlined above before the bill is signed into law.

18 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)
2006
Net interest income	$90,840	$98,404	$115,188	$107,099
Provision for loan losses	(7,664)	(7,065)	(5,302)	(6,140)
Net interest income after provision for loan losses	83,176	91,339	109,886	100,959
Gain on sale of loans	45,491	81,067	82,521	6,751
Fee and other income	11,898	(2,433)	14,247	5,149
Total operating expenses	(43,820)	(43,992)	(40,385)	(37,561)
Income taxes	(35,709)	(48,170)	(64,459)	(29,143)
Net income	$61,036	$ 77,811	$ 101,810	$46,155
Basic and diluted earnings per common share	$3.05	$3.89	$5.09	$2.31
Dividends declared per common share	$1.30	$1.30	$1.30	$1.08
Common stock price:
High	$210.24	$202.00	$241.00	$233.00
Low	$183.50	$160.65	$167.00	$209.23
Close	$207.30	$192.18	$202.00	$233.00

2005
Net interest income	$111,862	$123,234	$129,050	$128,895
Provision for loan losses	(5,329)	(2,427)	(4,799)	(602)
Net interest income after provision for loan losses	106,533	120,807	124,251	128,293
Gain on sale of loans	54,961	49,719	48,009	27
Fee and other income	8,211	4,631	(8,930)	(808)
Total operating expenses	(40,902)	(39,846)	(40,273)	(27,934)
Income taxes	(49,842)	(52,353)	(47,616)	(33,443)
Income before extraordinary item	78,961	82,958	75,441	66,135
Extraordinary item	----	----	5,465	----
Net income	$78,961	$ 82,958	$ 80,906	$ 66,135
Basic and diluted earnings per common share
Income before extraordinary item	$3.95	$4.15	$3.78	$3.31
Extraordinary item	----	----	0.27	----
Net Income	$3.95	$4.15	$4.05	$3.31
Dividends declared per common share	$1.08	$1.08	$1.08	$1.08
Common stock price:
High	$241.50	$236.88	$230.50	$210.01
Low	$205.00	$214.50	$186.80	$162.50
Close	$209.23	$236.88	$219.80	$209.01

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, Commission File Number 1-11616.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in the Company’s 2007 Proxy Statement incorporated by reference in Part III of this Form 10-K, or in any amendment to this Form 10-K.

The Company is a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The Company is not a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on June 30, 2006 was approximately $808 million. As of February 23, 2007, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2007 Proxy Statement.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:
•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Beckmann, Doynow, Drake, Glover, Handler, Levinson and Affleck-Graves.
•	Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission. Stockholders may obtain copies of that index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT 06901 or on the Internet at www.studentloan.com.

Financial Statements filed for The Student Loan Corporation:
•	Consolidated Statement of Income for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Balance Sheet as of December 31, 2006 and 2005
•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2006 results.

Part I		Page

Item 1	Business	1, 18-23
Item 1A	Risk Factors	24-27
Item 1B	Unresolved Staff Comments	None
Item 2	Properties	22
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	23,60,66
Item 6	Selected Financial Data	Inside Front Cover
Item 7	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	1-23
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	13-15
Item 8	Consolidated Financial Statements and Supplementary Data	34-60
Item 9	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	None
Item 9A	Controls and Procedures	30
Item 9B	Other Information	None

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV

Item 15	Exhibits, Financial Statement Schedules	62

Availability of SEC Filings		66

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
February 26, 2007

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

The Student Loan Corporation’s Principal Executive Officer, a Director and Attorney-in-Fact:

                /s/ Michael J. Reardon
Michael J. Reardon
February 26, 2007

The Student Loan Corporation’s Principal Financial Officer:

        /s/ Daniel P. McHugh
Daniel P. McHugh
February 26, 2007

The Student Loan Corporation’s Principal Accounting Officer:

/s/ Raja A. Dakkuri
Raja A. Dakkuri
February 26, 2007

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing
Michael J. Reardon and Daniel P. McHugh their attorneys-in-fact, empowering him to sign this report on their behalf:

Bill Beckmann    Evelyn E. Handler            Carl E. Levinson
Gina Doynow  Glenda B. Glover
Rodman Drake    John Affleck-Graves

DIRECTORS and EXECUTIVE OFFICERS

Directors	Executive Officers

Bill Beckmann President CitiMortgage, Inc.	Michael J. Reardon Chief Executive Officer and President

Gina Doynow Vice President Citibank, N.A.	Daniel P. McHugh Chief Financial Officer

Rodman L. Drake Managing Partner CIP Management	John P. McGinn Chief Risk Officer

Dr. Glenda B. Glover Dean of the School of Business Jackson State University	Christine Homer Vice President, Secretary and General Counsel

Dr. Evelyn E. Handler Retired President of the University of New Hampshire President of Brandeis University	Raja A. Dakkuri Controller & Chief Accounting Officer

Carl E. Levinson Division Executive Citigroup Consumer Lending Group	Kurt R. Schneiber Executive Director of Sales

Dr. John Affleck-Graves Professor & Executive Vice President Notre Dame University

Michael J. Reardon Chairman and Chief Executive Officer The Student Loan Corporation

STOCKHOLDER INFORMATION

Investor Relations
Electronic or paper copies of the Company’s Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6320. Investor relations information is also available on the Company’s website at http://www.studentloan.com by clicking on the “Investors” page.

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

Corporate Governance Materials
The following materials, which have been adopted by the Company, are available free of charge on the Company’s website at http://www.studentloan.com under the “Board and Management” page or by writing to the Director of Investor Relations (see Investor Relations above): the Company’s (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit committee and (b) the compensation committee. The code of ethics for financial professionals applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company’s website.

NYSE Certification
Because the Company’s common stock is listed on the NYSE, the Company’s chief executive officer is required to make, and he has made, annual certifications to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer made his annual certifications to that effect to the NYSE as of June 19, 2006.

Customer Service
For information or inquiries regarding student loan accounts, please call 1-800-967-2400. Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting
The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 3, 2007 in New York City.

Transfer Agent and Registrar
The Company’s transfer agent and registrar is Citibank Stockholder Services, P.O. Box 43077, Providence, RI 02940-3077. Their toll free number is (877) 248-4237 and their fax line is (201)324-3284. They may also be contacted by e-mail at Citibank@shareholders-online.com.

Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”. The number of holders of record of the common stock at January 31, 2007 was 44. See quarterly information on the Company’s common stock on page 60.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s 1994 Annual Report on Form 10-K (File No. 1-11616).

10.1	Trust Agreement, dated as of December 21, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.2 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

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

10.2.8
Amendment No. 7, dated as of June 22, 2006, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (File No. 1-11616).

10.3	Tax Agreement, dated as of December 22, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.5 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

10.4	Omnibus Credit Agreement, dated November 30, 2000, between the Company and CNYS, incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K(File No. 1-11616).

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

10.5*	Facilities Occupancy, Management and Support Service Agreement, by and between the Company and Citicorp North America, Inc., dated as of November 1, 2006.

10.6
Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s 2002 Annual Report on Form 10-K (File No. 1-11616).

24.1*	Powers of Attorney of The Student Loan Corporation’s Directors Glover, Handler, Drake, Doynow, Levinson, Beckmann, and Affleck-Graves.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith