Form 10-Q
period 2007-03-31
STUDENT LOAN CORP
filed 2007-05-09
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On April 30, 2007, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at www.studentloan.com

Form 10-Q

Table of Contents

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three-Month Periods Ended March 31, 2007 and 2006	3

		Consolidated Balance Sheet as of March 31, 2007 (Unaudited) and December 31, 2006	4

		Consolidated Statement of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2007 and 2006	5

		Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Three-Month Periods Ended March 31, 2007 and 2006	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 17

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 25

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4 -	Controls and Procedures	26

Part II	Other Information

	Item 1A-	Risk Factors	27

	Item 4 -	Submission of Matters to a Vote of Security Holders	27

	Item 6 -	Exhibits	27

Signature			28

Exhibit Index			29

PART I CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
NET INTEREST INCOME
Interest income	$378,647	$ 376,918
Interest expense	284,890	269,819
Net interest income	93,757	107,099
Provision for loan losses	(10,528)	(6,140)
Net interest income after provision for loan losses	83,229	100,959

OTHER INCOME
Gains on loans sold	17,774	6,751
Fee and other income	14,863	5,149
Total other income	32,637	11,900

OPERATING EXPENSES
Salaries and employee benefits	14,450	12,711
Other expenses	29,748	24,850
Total operating expenses	44,198	37,561

Income before income taxes	71,668	75,298
Income taxes	27,645	29,143
NET INCOME	$ 44,023	$ 46,155

DIVIDENDS DECLARED AND PAID	$ 26,000	$ 21,600

BASIC EARNINGS PER COMMON SHARE	$ 2.20	$ 2.31
(based on 20 million average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$ 1.30	$ 1.08

See accompanying notes to the consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Federally insured student loans	$15,744,911	$17,184,133
Private education loans	3,848,533	3,072,394
Deferred origination and premium costs	650,266	632,872
Allowance for loan losses	(20,855)	(14,197)
Student loans, net	20,222,855	20,875,202
Other loans and lines of credit	94,910	76,117
Loans held for sale	2,257,298	323,041
Cash	230,071	6,570
Residual interests in securitized loans	545,897	546,422
Other assets	904,000	809,251

Total Assets	$24,255,031	$22,636,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$ 9,800,000	$11,136,800
Long-term borrowings, payable to principal stockholder	12,200,000	9,200,000
Deferred income taxes	277,137	287,641
Other liabilities	406,561	458,861

Total Liabilities	22,683,698	21,083,302

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,333	141,324
Retained earnings	1,429,800	1,410,968
Accumulated other changes in equity from nonowner sources	-	809

Total Stockholders' Equity	1,571,333	1,553,301

Total Liabilities and Stockholders' Equity	$24,255,031	$22,636,603

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 44,023	$ 46,155
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	3,533	3,226
Amortization of deferred loan origination and purchase costs	27,949	37,422
Accreted interest on residual interests	(14,383)	(4,474)
Provision for loan losses	10,528	6,140
Deferred tax provision	(10,504)	(10,539)
Gains on loans sold	(17,774)	(6,751)
Loss on valuation of residual interests designated as trading	1,778	4,944
Loss on valuation of servicing assets	4,867	3,242
Disbursements and procurements of loans for resale	(118,276)	(8,658)
Proceeds from loans sold	59,678	-
Cash received on residual interests in trading securitized assets	13,130	-
Impairment loss on retained interests	-	685
Change in accrued interest receivable	(87,523)	(62,122)
Change in other assets	(13,674)	(14,781)
Change in other liabilities	(52,291)	63,893

Net cash (used in)/provided by operating activities	(148,939)	58,382

Cash flows from investing activities:
Change in loans	(1,856,183)	(1,250,190)
Increase in loan origination costs and purchase premiums	(85,696)	(65,856)
Proceeds from loans sold	679,071	223,479
Capital expenditures on equipment and computer software	(1,952)	(2,650)

Net cash used in investing activities	(1,264,760)	(1,095,217)

Cash flows from financing activities:
Net increase in borrowings with original maturities of one year or less	663,200	1,057,800
Proceeds from borrowings with original terms of one year or more	3,000,000	-
Repayments of borrowings with original terms of one year or more	(2,000,000)	-
Dividends paid to stockholders	(26,000)	(21,600)

Net cash provided by financing activities	1,637,200	1,036,200

Net increase/(decrease) in cash	223,501	(635)
Cash - beginning of period	6,570	1,152

Cash - end of period	$230,071	$ 517

Supplemental disclosure:
Cash paid for:
Interest	$270,566	$254,022
Income taxes, net	$ 57,040	$ 26,506

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2007	2006
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 141,524	$ 139,583
Capital contributions and other changes	9	1,892
Balance, end of period	$ 141,533	$ 141,475

RETAINED EARNINGS
Balance, beginning of period	$1,410,968	$1,222,262
Cumulative effect of adoption of accounting standard, net of taxes $506 and $941 in 2007 and 2006, respectively	809	1,494
Net income	44,023	46,155
Common dividends declared, $1.30 per common share in 2007 and $1.08 per common share in 2006	(26,000)	(21,600)
Balance, end of period	$1,429,800	$1,248,311

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 809	$ -
Cumulative effect of adoption of accounting standard, net of taxes of $506	(809)	-
Balance, end of period	$ -	$ -

TOTAL STOCKHOLDERS' EQUITY	$1,571,333	$1,389,786

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles have been reflected. The results for the three months ended March 31, 2007 may not be indicative of the results for the full year ended December 31, 2007. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report and Form 10-K.

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

Loans

The majority of the Company’s student loans were originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, and are insured by guaranty agencies (guarantors). Student loan interest, inclusive of special allowance payments, if any, is recognized as it is earned. Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and recognized as yield adjustments to interest income.

The Company also has a portfolio of CitiAssist Loans. Generally, such loans are either insured against loss by private insurers or are covered under other risk-sharing agreements with creditworthy schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income.

Allowance for Loan Losses

Most of the Company’s FFEL Program and private education loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements that minimize the Company’s exposure to loan losses. However, for the portion of loan portfolios not covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program portfolio subject to the risk-sharing provisions of the Higher

Education Act, and (2) the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the allowance as they occur. Subsequent recoveries increase the allowance for loan losses. Estimated losses, which are based on historical delinquency and credit loss experience updated for current performance, are determined after considering the current aging of the portfolio.

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured CitiAssist Loan reaches 150 days of delinquency, or (3) an uninsured CitiAssist Loan reaches 90 days of delinquency. Accrual of interest is resumed if the loan guarantee is reinstated. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. Also, the Company generally writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and CitiAssist loans at 450 days and 210 days, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

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

Second, determination must be made as to whether the securitization entity, or purchaser, is sufficiently independent. If so, the entity would not be included in the Company's consolidated financial statements. For each securitization entity with which it is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in its consolidated financial statements or whether the entity is sufficiently independent such that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet accounting requirements to be a qualified special purpose entity (QSPE), the securitization entity is not consolidated by the seller of transferred assets.

Interest in the securitized loans are retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights. Prior to January 1, 2007, the Company accounted for its residual interest from the 2004 securitization as available-for-sale securities, with unrealized gains and losses reported in Accumulated other changes in equity from nonowner sources. Effective January 1, 2007, the Company early-adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). In accordance with SFAS 159, the Company elected to measure its residual interest from the 2004 securitization at fair value. Electing the fair value option for this residual interest resulted in consistent treatment for all of the

Company’s residual interests and related derivatives. In order to convert to the fair value method, effective January 1, 2007 the Company reclassified the unrealized gain on the residual interest from the 2004 securitization from Accumulated other changes in equity from nonowner sources to Retained earnings. Beginning with the first quarter of 2007, changes in fair value of the 2004 residual interest are reported in Fee and other income. The residual interests from its 2005 and 2006 securitizations continue to be accounted for as trading securities, with unrealized gains and losses reported in Fee and other income. See Note 2 for more information on SFAS 159. The Company’s servicing assets are reported at fair value, in accordance with the provision of SFAS 156, Accounting for Servicing of Financial Assets - an amendment of FASB statement No. 140 (SFAS 156), and are included in Other assets on its consolidated financial statements. Unrealized gains and losses associated with servicing asset valuation changes are reported in Fee and other income.

Gains are recognized at the time of securitization and are reported in Gains on loans securitized. Securitization gains depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the residual interests and servicing assets, collectively, the retained interests, based on their relative fair values at the date of sale. The Company estimates the fair value of these retained interests using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities may be found in Note 8.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value. For the three-month periods ended March 31, 2007 and 2006, market value exceeded cost. Accordingly, no valuation allowance was necessary.

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

Fair Value Measurements
As of January 1, 2007, the Company elected to early-adopt SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 also requires the Company to reflect its own credit standing when measuring the fair value of debt it has issued, including derivatives, prospectively from the date of adoption. The Company’s early adoption of SFAS 157 on January 1, 2007 had no impact on its results of operations or financial condition.

Fair Value Option
As of January 1, 2007, the Company elected to early-adopt SFAS No. 159. Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in fair value reported in earnings. This election is generally made when the Company first recognizes a financial asset or liability and is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), are not met. Upon adoption, the Company elected to account for its residual interest from the 2004 securitization, which was classified as an available-for-sale security, at fair value. As a result, the Company reclassified $0.8 million in unrealized gains from Accumulated other changes in equity from nonowner sources to Retained earnings. During the first quarter of 2007, the Company also recorded a $0.9 million gain in Fee and other income to record the current period change in the fair value of residual interest from the 2004 securitization.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company adopted FIN 48 as of January 1, 2007. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on its results of operations or financial condition.

3.             Student Loans

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist Loans.

The Company’s loans are summarized by program type as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Federal Stafford Loans	$7,526,038	$7,192,550
Federal Consolidation Loans	7,219,888	9,118,615
Federal SLS/PLUS/HEAL Loans	998,985	872,968
Private education loans	3,848,533	3,072,394
Total student loans held, excluding deferred costs	19,593,444	20,256,527
Deferred origination and premium costs	650,266	632,872
Student loans held	20,243,710	20,889,399
Less: allowance for loan losses	(20,855)	(14,197)
Student loans held, net	20,222,855	20,875,202
Loans held for sale, excluding deferred costs	2,222,589	315,927
Deferred origination and premium costs	34,709	7,114
Loans held for sale	2,257,298	323,041
Other loans and lines of credit	94,910	76,117
Total loan assets	$22,575,063	$21,274,360

4.            Other Assets

Other assets are summarized as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Accrued interest receivable
from student loan borrowers/others	$ 523,184	$440,992
from federal government	132,260	126,929
Servicing asset from securitization activity	164,367	169,234
Equipment and computer software(1)	40,842	42,423
Other	43,347	29,673
Total other assets	$904,000	$809,251

(1)	Amounts are reflected net of accumulated depreciation and amortization of $42 million and $44 million at March 31, 2007 and December 31, 2006, respectively.

5.  Fee and Other Income

A summary of fee and other income follows:

(Dollars in thousands)	Three months ended March 31,
	2007	2006
Losses related to residual interests	$ (1,778)	$ (5,629)
Servicing revenue and losses related to servicing assets	11,636	3,638
Mark-to-market gains on derivatives	258	2,877
Other origination and servicing fees	2,061	1,870
Late fees	2,032	2,206
Other	654	187
Total fee and other income	$ 14,863	$ 5,149

6.	Related Party Transactions

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company. Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and their affiliates. Intercompany agreements with CBNA include an Omnibus Credit Agreement, as amended (Omnibus Credit Agreement), a tax-sharing agreement and student loan originations and servicing agreements. In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans. Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), N.A. Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statement of income for the three months ended March 31, 2007 and 2006.

(Dollars in thousands)	Three months ended March 31,
	2007	2006
Revenues Interest income	$ 247	$ 111
Interest expense	284,886	269,715
Fee and other income	2,319	4,747
Operating Expenses Salaries and employee benefits Employee benefits and administration	$ 2,713	$ 2,416
Stock-based compensation	855	382
Other expenses
Servicing, professional and other fees paid	$ 11,790	$ 9,858
Data processing and communications	1,522	1,557
Premises, primarily rent	753	736
Other	768	201

CBNA Omnibus Credit Agreement
All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of an Omnibus Credit Agreement with CBNA. This agreement provides a maximum aggregate credit limit of $30 billion through December 31, 2009, at which time it is anticipated that the agreement will be extended.

Interest Rate Swap and Option Agreements
The Company is a party to interest rate swaps and options with CBNA, an investment grade counterparty, to manage its interest rate risk exposure. For further information on the Company’s interest rate derivative agreements, see Note 7.

Student Loan Origination Agreement and Servicing Fees Earned
Private education loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total private education loans purchased by the Company for the three months ended March 31, 2007 and 2006 was $891 million and $344 million, respectively. Total premiums paid by the Company related to private education loan purchases for the three-month periods ended March 31, 2007 and 2006 were $6 million and $2 million, respectively. At March 31, 2007, the Company was committed to purchase private education loans of $678 million.

The Company also earns loan origination and servicing revenue for work performed on private education loans held by CBNA prior to purchase by the Company. The Company received revenue related to this agreement of $2 million for each of the three-month periods ended March 31, 2007 and 2006, respectively. This revenue is included in Fee and other income in the table above.

Servicing, Professional and Other Fees Paid
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA. The majority of the loan originations and servicing work on the Company’s FFEL program and CitiAssist Loan portfolios was performed under the provisions of intercompany agreements with affiliates of Citigroup, including Citibank (South Dakota), N.A. The increase in the charges is primarily due to managed loan portfolio growth.

CBNA Tax-sharing Agreement
The Company is included in the consolidated federal income tax return of Citigroup, as well as certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries. As such, the Company pays certain income taxes through CBNA. These tax apportionment expenses are based on the Company’s effective tax rates determined on a stand-alone basis and are reflected in the Company’s tax provision.

Other Intercompany Arrangements
Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, telecommunications, payroll process and administration, facilities procurement and others.

7.	Interest Rate Derivative Agreements

The Company enters into interest rate derivative agreements to help manage its exposure to interest rate risk movements. The counterparty to all of the Company’s derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company during 2006 and 2007 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions at March 31, 2007 and December 31, 2006 are provided in the table below:

	March 31, 2007			December 31, 2006
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Prime / LIBOR Swaps	$ ----	$ ----	$ ----	$ 4,000,000	$ ----	$ 761
Other LIBOR Based Swaps	8,025,000	4,260	226	8,035,000	462	1,803
Interest Rate Floor Options	6,084,299	----	7,914	6,200,000	----	9,500

The Company’s LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s retained interests. These swaps mature between 2009 and 2017.

The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests in securitized assets. A portion of the options mature in 2016, and the remainder mature in 2021.

8.	Student Loan Securitizations

The Company maintains a program to securitize certain portfolios of student loan assets. Under the Company’s securitization program, the loans are removed from the consolidated financial statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, backed by the student loan assets, to outside investors.

The Company did not have any securitization transactions for each of the three months ended March 31, 2007 and 2006.

The following table reflects amounts and activities related to the Company’s securitizations:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Total student loan assets in trusts	$12,062,651	$12,375,339
Residual interests	545,897	546,422
Servicing assets	164,367	169,234
Receivable from trusts for servicing	5,546	3,950
Payable to trusts for student loan payments	10,044	11,494

The following table reflects amounts received from the securitization trusts for the first three months of 2007 and 2006:

(Dollars in thousands)	2007	2006
Cash received from trusts for servicing	$14,906	$6,433
Cash received from trusts on residual interests	13,130	-

The changes in the Company’s residual interests are summarized in the table below:

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$546,422	$188,454
Accreted interest	14,383	4,474
Cash flows from trusts	(13,130)	-
Mark-to-market losses on residual interests	(1,778)	(4,944)
Residual interest impairments	-	(685)
Balance at end of period	$545,897	$187,299

During the three-month periods ended March 31, 2007 and 2006, the Company earned $17 million and $7 million, respectively, of revenue for servicing the trust portfolios. Changes in the Company’s servicing assets are presented in the table below:

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$ 169,234	$ 76,784
Cumulative effect adjustment	-	2,435
Changes in fair value due to changes in inputs and assumptions	3,126	(1,468)
Other changes	(7,993)	(1,774)
Balance at end of period	$164,367	$ 75,977

The cumulative effect adjustment in the table above was related to the adoption of SFAS 156. See Note 1 for further information. The Other changes in the table above primarily represents the time value decay of the servicing asset.

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty.

The key assumptions used to value the residual interests for the securitization trusts were as follows:

	March 31, 2007	December 31, 2006
Weighted average discount rate
FFELP Consolidation Loans	10.2%	10.0%
Private education loans	12.2%	12.0%
Constant prepayment rates
FFELP Consolidation Loans	Up to 8.2% in 5 to 10 years	Up to 9.8% in 5 to 10 years
Private education loans	5.6% to 20.1% over 12 years	4.6% to 20.0% over 12 years
Anticipated credit losses, net of insurance and guarantees
FFELP Consolidation Loans	0.11%	0.11%
Private education loans	1.10%	1.10%
Basis spread between LIBOR and Commercial Paper rate	0.11%	0.11%
Utilization rate of borrower benefits:
Automated clearing house	17.8% to 40.1%	17.5% to 39.8%
On time payments	15.6% to 38.5%	14.5% to 36.5%

If the Company lost its Exceptional Performer designation, the fair value of the residual interests at March 31, 2007 would decrease by approximately $6 million.

The key assumptions used to value the servicing assets for the securitization trusts were as follows:

	March 31, 2007	December 31, 2006
Weighted average discount rate
FFELP Consolidation Loans	6.1%	6.0%
Private education loans	6.6%	6.5%
Constant prepayment rates
FFELP Consolidation Loans	Up to 8.2% in 5 to 10 years	Up to 9.8% in 5 to 10 years
Private education loans	5.6% to 20.1% over 12 years	4.6% to 20.0% over 12 years
Servicing margin	25 basis points	25 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at March 31, 2007	$ 545,897	$ 164,367
Discount rate
10% adverse change	$ (21,502)	$ (3,646)
20% adverse change	$ (41,449)	$ (7,139)
Constant prepayment rate
10% adverse change	$ (10,226)	$ (2,957)
20% adverse change	$ (20,335)	$ (5,895)
Anticipated net credit losses/defaults
10% adverse change	$ (4,033)	$ (701)
20% adverse change	$ (8,561)	$ (1,512)
Servicing margin
10% adverse change	-	$ (15,867)
20% adverse change	-	$ (31,978)
Basis spread		-
10% adverse change	$ (4,381)	-
20% adverse change	$ (8,806)	-
Borrower benefits - ACH		-
10% adverse change	$ (2,818)	-
20% adverse change	$ (5,861)	-
Borrower benefits - on time payments		-
10% adverse change	$ (7,639)	-
20% adverse change	$ (15,531)	-

The Company continues to service the loan portfolios after they have been securitized and considers the securitized portfolios to be part of its managed loans. At March 31, 2007, the Company’s managed loans included $1,095 million of loans that were 90 or more days delinquent, of which $879 million were in the Company’s owned portfolio and $216 million were in securitized portfolios. At December 31, 2006, managed loans included $992 million of loans that were 90 or more days delinquent, of which $775 million were in the Company’s owned portfolio and $217 million were in securitized portfolios. For the three months ended March 31, 2007, the Company’s managed loan portfolio credit losses, net of recoveries were $4.5 million, of which $3.9 million were from the Company’s owned portfolio and $0.6 million were from its securitized portfolio. For the three months ended March 31, 2006, the Company had credit losses, net of recoveries of $1.7 million, of which all were from its owned portfolio.

9.	Fair Value

The Company determines fair value using valuation techniques which are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.
•
Level 2 - Quoted prices for similar instruments in active market, quoted prices for identical or similar instruments in markets that are not active; and, model derived valuations whose inputs are observable or whose primary value drivers are observable.

•	Level 3 - Instruments whose primary value drivers are unobservable.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

(Dollars in Thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$ -	$545,897
Other assets	4,260	164,367
Total Assets	$4,260	$710,264

Liabilities
Other liabilities	$8,140	$ -

Derivatives
Derivatives are used to manage interest rate risk. Fair value was based upon market quotes received from counterparties. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and on the consolidated financial statements. For more information on derivatives, see Note 7.

Retained Interests in Securitized Loans
The fair value of the retained interests in securitized loans, including residual interests and servicing assets, were determined using discounted cash flow models. Servicing assets are included in Other assets in the table above. Retained interests are recorded at fair value on the consolidated financial statements. For more information on loan securitizations, see Note 8.

The following table presents the changes in the Level 3 fair value category:

(Dollars in Thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2006	$546,422	$169,234
Net unrealized gains(1)	12,605	5,691
Transfers in and/or out of Level 3	-	(10,558)
Settlements	(13,130)	-
Balance at March 31, 2007	$545,897	$164,367

(1)  Amount includes, as applicable, accreted interest which is included in Interest income and other unrealized gains and losses which are included in Fee and other income in the consolidated statement of income.

10.	Short- and Long-Term Borrowings

The Company’s outstanding borrowings were obtained under the terms of an Omnibus Credit Agreement with CBNA. This agreement expires December 2009, at which time it is anticipated that the agreement will be extended.

Approximately $4.5 billion of the Company's outstanding short- and long-term debt includes various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

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

In 2007 the Chairmen of the U.S. Senate Committee on Health, Education, Labor and Pensions and the U.S. House Committee on Education and Labor commenced investigations of the student loan industry. The Company is responding to requests for certain information and documents in connection with these investigations.  Additionally, the offices of various states' attorneys general have announced that they are also conducting investigations into student lending practices and certain of these states have submitted formal information requests to the Company.

12.	Future Application of Accounting Standards

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

For a description of certain terms used in this Form 10-Q, see the Company’s 2006 Annual Report and Form 10-K.

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

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate) and the interest paid on its borrowings (primarily based on LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. Net interest income is also impacted by changes in the size of the Company’s loan portfolio and changes in the current interest rate environment, particularly by spread changes between either the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate and LIBOR. The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to interest rate fluctuations.

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

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be critical accounting estimates because they require management to make difficult, complex or subjective judgments and estimates. The Company’s critical accounting estimates, which relate to student loan securitizations and allowance for loan losses, are described in the Company’s 2006 Annual Report and Form 10-K. There were no material changes to the Company’s critical accounting estimates in the first three months of 2007.

Accounting Changes and Future Application of Accounting Standards

See Notes 2 and 12 to the consolidated financial statements for a discussion of Accounting Changes and Future Application of Accounting Standards.

Financial Condition

Loans

At March 31, 2007, the Company’s student loan assets were comprised of FFEL Program loans, CitiAssist Loans, an inventory of loans held for sale and related deferred costs. See Note 3 to the consolidated financial statements for a presentation of the loan portfolio by program type. Balances related to the Company’s owned and managed loan portfolios are summarized below:

(Dollars in millions)	March 31, 2007	December 31, 2006
Average owned loans (year to date)	$22,464	$25,355
Owned loans at end of period	22,596	21,289
Average managed loans (year to date)	34,681	32,403
Managed loans at end of period	34,659	33,664

Loan Disbursement and Procurement Activity

An analysis of the Company’s loan disbursements and CitiAssist Loan disbursements by CBNA which the Company is committed to purchase for the three-month periods ended March 31, 2007 and 2006 are presented in the table below:

(Dollars in millions)	2007	2006	Difference	% Change
FFEL Program Stafford and PLUS Loan disbursements	$1,490	$ 1,276	$ 214	17%
CitiAssist Loans disbursed under commitments to purchase, net	712(1)	619(1)	93	15%
Total	$2,202	$ 1,895	$ 307	16%

(1) This amount consists of the CitiAssist Loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The FFEL Program Stafford and PLUS Loan disbursements and CitiAssist Loans disbursed under commitments to purchase represent the Company’s loan activity primarily sourced through school channels. The $214 million increase in FFEL Program loan disbursements for the three-month period ended March 31, 2007, compared to the same period of 2006, is primarily attributable to ongoing marketing initiatives, which include programs to pay federal loan origination fees on behalf of borrowers, as well as overall growth in the marketplace. The $93 million increase in CitiAssist Loan disbursements resulted from increasing borrower demands for private education financing above the statutory limits provided by the FFEL Program.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Shortly after final disbursement, the Company purchases all CitiAssist Loans from CBNA. See Note 6 to the consolidated financial statements for further information regarding the Company’s purchases of CitiAssist Loans from CBNA. CitiAssist Loans do not carry federal government guarantees, but generally carry other private insurance. At March 31, 2007 and 2006, $623 million and $1,016 million, respectively, of CitiAssist Loans were owned and still held by CBNA.

The loan originations reflected in the table above do not include Consolidation Loan volume, which is reflected in the loan purchases table below. If a borrower requests consolidation of loans that are not already held by the Company, they must be purchased from the current loan holder at face value prior to consolidation. The Consolidation Loan volume indicated in the table below also includes consolidations of Stafford, PLUS and other loans already existing in the Company’s loan portfolio.

The Company’s secondary market and other loan procurement activities related to Consolidation Loans and other FFEL Program loans for the three-month periods ended March 31, 2007 and 2006 are presented in the table below:

(Dollars in millions)	2007	2006	Difference	% Change
Consolidation Loan volume	$ 471	$ 906	$(435)	(48)%
Other FFEL Program loan purchases	117	87	30	34%
Total	$ 588 (1)	$ 993(2)	$(405)	(41)%

(1)	Amount includes $271 million of loans purchased through third-party purchase agreements.
(2)	Amount includes $276 million of loans purchased through third-party purchase agreements.

Of the Consolidation Loan volume for the three-month periods ended March 31, 2007 and 2006, presented in the table above, approximately half were consolidations of student loans already held in the Company’s loan portfolio. The decrease in Consolidation Loan volume is in line with expectations due to the current interest rate environment in the first quarter of 2007 as compared to the same period of 2006.

Generally, loans are not specifically purchased or originated for resale, but are recorded in the Company’s held portfolio. However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified to held for sale and are generally sold or securitized within a year.

Allowance for loan losses

Most of the Company’s loans have loss guarantees from the U.S. government or private insurance coverage which reduce the Company’s exposure to loan losses. The allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. For further information on the allowance for loan losses, see Note 1 to the consolidated financial statements.

In January 2007, the House of Representatives passed H.R. 5, which, among other things, would cut default claim reimbursements by eliminating the Exceptional Performer program. If this legislation is signed into law, it would cause a significant increase in the Company’s allowance for loan losses. For further information on the impact of H.R. 5, see Regulatory Impacts on page 23.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Balance at beginning of period
FFEL Program	$ 6,911	$1,993
CitiAssist	7,286	2,997
	14,197	4,990
Provision for loan losses
FFEL Program	3,824	2,401
CitiAssist	6,704	3,739
	10,528	6,140
Charge offs
FFEL Program	(1,198)	(154)
CitiAssist	(3,991)	(2,006)
	(5,189)	(2,160)
Recoveries
FFEL Program	-	5
CitiAssist	1,319	412
	1,319	417
Balance at end of period FFEL Program CitiAssist	9,537 11,318	4,245 5,142
	$20,855	$9,387

Private Education Loans in Repayment

The Company’s alternative private education loan portfolio consists primarily of CitiAssist Loans. Private education loans are not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, most of these loans are insured by either Royal Indemnity (RI), or United Guaranty (UG)/New Hampshire Insurance Company (NHIC). UG and NHIC are subsidiaries of American International Group (AIG). RI is part of Arrowpoint Capital Corp (Arrowpoint). The RI-insured private education loans that are submitted for default claim are paid the claim amount less a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UG/NHIC program, which insures most new private education loan originations, defaults generally subject the Company to risk-sharing deductibles of between 10% and 20% of the claim amount. AIG is rated AA by Standard & Poor’s as of March 31, 2007. These third-party entities insure the Company against loss in cases of borrower loan default, bankruptcy or death.

Private education loan delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Total private education loans	$3,848,533	$3,072,394
Private education loans in repayment	$1,189,211	$1,156,184
Private education loans in forbearance	$ 139,643	$ 81,761
Private education loans delinquent 30 - 89 days as a % of total private education loans in repayment	2.6%	2.6%
Private education loans delinquent 90 days or greater as a % of total private education loans in repayment	1.8%	2.6%
Allowance for loan losses for private education loans	$ 11,318	$ 7,286
Total private education loans insured by third parties	$3,140,603	$2,410,142
Total uninsured private education loans	$ 707,930	$ 662,252

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. $500 million and $501 million of uninsured CitiAssist Loans were covered under such risk-sharing agreements as of March 31, 2007 and December 31, 2006, respectively. The Company is exposed to losses of up to 100% on uninsured loans that do not have risk-sharing agreements.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and special allowance payments (SAP) from the federal government, securitizations and the Omnibus Credit Agreement are the Company’s primary sources of cash. The Company’s primary uses of cash are new loan originations and purchases, funding operating expenses and repayment of debt. The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service.

The Company had loan purchase commitments of $794 million and loan disbursement commitments of $305 million at March 31, 2007. Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At March 31, 2007, these organizations have unused lines of credit of $395 million available to them. In addition, the Company had loan sales commitments of $308 million at March 31, 2007.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	Three months ended March 31,
	2007	2006
Student loan yield	7.35%	6.81%
Consolidation loan rebate fees	(0.44)%	(0.44)%
Accreted interest on residual interests	0.25%	0.08%
Amortization of deferred loan origination and purchase costs	(0.49)%	(0.58)%
Net yield	6.67%	5.87%
Cost of funds	(5.02)%	(4.20)%
Net interest margin	1.65%	1.67%

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for the federal government’s SAP. Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP. In January 2007, the U.S. House of Representatives approved the College Student Relief Act, which, if enacted, will further compress margins. For information on this legislation, see Regulatory Impacts on page 23.

The Company’s net interest margin has been reduced by increases in funding costs that have exceeded increases in interest earned during the three months ended March 31, 2007. The relatively larger increase in funding costs occurred as previously funded low cost fixed-rate debt matured and was refinanced at higher current market rates. At March 31, 2007 and 2006, the outstanding borrowings had contracted weighted average interest rates of 5.3% and 4.5%, respectively.

Rate/Volume Analysis

The following table shows the contribution to changes year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the three months ended March 31, 2007 vs. the three months ended March 31, 2006
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$ (44)	$ 46	$ 2
Interest bearing liabilities	34	(49)	(15)
Net interest income	$ (10)	$ (3)	$(13)

Quarter Ended March 31, 2007

Net interest income

Net interest income for the first quarter of 2007 was $94 million, $13 million or 12% less than for the same period of 2006. The decrease in net interest income was mainly the result of declining loan portfolio balances. See Factors Affecting Net Interest Income above for further information.

Gains on loans sold

For the first quarter of 2007, gains on loans sold increased by $11 million, from $7 million in 2006 to $18 million in 2007. The increase in gains on loans sold was due to a higher volume of loan sales. $708 million in loan assets were sold during the three months ended March 31, 2007 as compared to $214 million for the same period of the prior year.

Fee and other income

Fee and other income for the first quarter of 2007 was $15 million, compared to $5 million for the same period of 2006, an increase of $10 million. The increase in fee and other income was due to increased servicing revenue, reflecting the growth of the Company’s managed loan portfolio.

Operating expenses

Total operating expense increased by $7 million or 18% to $44 million for the first quarter of 2007, primarily due to incremental costs to originate, service and administer the larger managed loan portfolio. The increase in operating expenses was also caused by the Company’s $2 million voluntary contribution to a national fund for the purpose of educating high school seniors and their parents on the subject of financing higher education. The operating expense ratio, calculated by dividing operating expenses by average managed loans, was 0.52% for the first quarter of 2007, an increase of three basis points from the same period of 2006.

Provision for loan losses

The increase in the provision for loan losses, from $6 million in 2006 to $11 million in 2007, is due primarily to increased reserves to reflect a change in estimate of loan losses inherent in the Company’s portfolios.

Income taxes

Income taxes decreased from $29 million in the first quarter of 2006 to $28 million for the same period of 2007. The effective tax rate decreased slightly from 38.7% in 2006 to 38.6% in 2007.

Regulatory Impacts

Changes to the FFEL Program

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

In February 2006, the Deficit Reduction Act, the key provisions of which are detailed in the Company’s 2006 Annual Report on Form 10-K, was signed into law. In June 2006, the Emergency Supplemental Appropriations Act of 2006 (ESAA) was signed into law. Included in the ESAA was a provision that eliminated the ‘single holder rule’ for Consolidation Loans. Under the new provisions, a borrower can consolidate his or her loans with any lender even if that borrower did not obtain any of the underlying loans from that lender.

On January 17, 2007 the House of Representatives approved the College Student Aid Relief Act of 2007 (H.R. 5). The bill contains the following provisions:

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

This bill has not yet been signed into law, and differs in many respects from the proposed changes included in the President’s proposed 2008 budget. The administration’s published draft budget, which includes many aspects of H.R. 5, goes further in its reduction of SAP from 10 basis points, as proposed in the House bill, to 50 basis points for first disbursements made on or after July 1, 2007. In addition, Senator Kennedy has introduced legislation, known as the Student Debt Relief Act, which is similar to other proposed legislation including allowing in-school loan consolidations and reconsolidation of FFELP Consolidation Loans and introducing various incentives to the Federal Direct Lending Program. Significant changes may be made to the provisions outlined above before a bill is signed into law. If the final bill is signed into law substantially as proposed, it would have a material adverse impact on the Company’s results of operations, including increases in the Company’s provision for loan losses, and decreases in net interest income, in addition to negatively impacting the Company’s retained interest valuation.

The Student Loan Sunshine Act was recently introduced in both the Senate and House of Representatives and provides for substantially enhanced disclosures to borrowers. The bill also provides for disclosures regarding the relationships, if any, between lenders and the borrower’s educational institution as well as limiting gifts, services or other things of value made by a lender which has a relationship with educational institutions. If the Student Loan Sunshine Act is enacted in its current form, it could impact the manner in which the student lending industry interacts with educational institutions.

Additional legislation may be enacted in the future that can further impact student loan lending.

Inquiries into the Student Loan Industry by Congress and State Attorneys General

In 2007 the Chairmen of the U.S. Senate Committee on Health, Education, Labor and Pensions and the U.S. House Committee on Education and Labor commenced investigations of the student loan industry. The Company is responding to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general have announced that they are also conducting investigations into student lending practices and certain of these states have submitted formal information requests to the Company. Although, as an operating subsidiary of a federally-regulated bank, the Company is subject to the exclusive jurisdiction of the Office of the Comptroller of the Currency, it will cooperate with such requests to the extent possible without compromising federal jurisdiction.

On April 2, 2007, the Company announced that it had voluntarily adopted certain nation-wide best business practices. In addition, the Company has agreed to make a $2 million voluntary contribution to a national fund for the purpose of educating high school seniors and their parents on the subject of financing higher education.

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

The following table reflects amounts related to the Company’s securitizations as of March 31, 2007 and December 31, 2006:

(Dollars in millions)	March 31, 2007	December 31, 2006
Total student loan assets in trusts	$12,063	$12,375
Residual interests	546	546
Servicing assets	164	169
Amounts receivable from trusts for servicing	6	4
Amounts payable to trusts for student loan payments	10	12

For further information on the Company’s student loan securitizations, see Note 9 to the consolidated financial statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash on page 21, as well as derivative agreements which are described in Note 7 to the consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may increase”, “may fluctuate”, “may result in”, “are projected”, “will”, “should”, “would”, “could” and similar expressions. These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to the Deficit Reduction Act, re-authorization of the Higher Education Act of 1965, as amended, and legislative proposals such as H.R. 5 and the President’s proposed 2008 budget, that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of loan subsidies, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio and loan consolidations, and the seasonality of loan delinquencies relative to expected loan loss allowances; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations and to maintain their Exceptional Performer loan servicing status, and the level of benefits available to servicers with that designation; the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s access to sources of funding, including its ability to borrow from CBNA and to securitize loans; as well as general economic conditions, including the performance of financial markets.

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

	March 31
	2007		2006
(Dollars in millions)	Increase	Decrease	Increase	Decrease
35 basis points	$ 5.9	$ 2.0	$ 2.1	$(1.5)
100 basis points	17.1	16.5	16.9	21.4

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following represents material changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This information should be read in conjunction with such Annual Report and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 25.

Regulatory considerations
As a leading originator and owner of student loans insured under the Higher Education Act, the Company’s financial results and business are largely affected by the provisions of the Higher Education Act. Amendments to the Higher Education Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways. In recent years, many changes to the Higher Education Act have been implemented that adversely impact the operating environment of the Company and its financial results. Certain amendments to the Higher Education Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and lending regulations, including, specifically with respect to the Company's CitiAssist loan portfolio, certain state usury laws and related regulations, and many other lending laws. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action lawsuits.

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. The Deficit Reduction Act, which modifies certain provisions of the Higher Education Act, was signed by President Bush in February 2006. The Deficit Reduction Act imposes a 1% risk-sharing provision on default claims submitted on loans serviced by Exceptional Performers, such as the Company. This risk-sharing provision resulted in increases to the Company’s allowance for loan losses and decreases in the fair value of its residual interests in securitized loans. In January 2007, the House of Representatives passed H.R. 5, which, if signed into law, will result in further increases to the Company’s allowance for loan losses and decreases in net interest income and may negatively impact the Company’s retained interest valuation. In addition, Congress and the offices of various states’ attorneys general have announced that they are conducting investigations into student lending. For further information on the impact of legislative and regulatory changes, see Regulatory Impacts on page 23. Future regulatory changes cannot be predicted and could have a material adverse impact on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Stockholders, held May 3, 2007, the Company’s Stockholders took the following actions:

1. Five directors were elected to the Board of Directors: Michael J. Reardon (with holders of 18,132,264 shares voting in favor, 1,613,937 shares withheld and none abstaining); Glenda Glover (with holders of 19,649,112 shares voting in favor, 97,089 shares withheld and none abstaining); Bill Beckmann (with holders of 18,093,303 shares voting in favor, 1,652,898 shares withheld and none abstaining); Yasmine Anavi (with holders of 18,092,982 shares voting in favor, 1,653,219 shares withheld and none abstaining); Loretta Moseman (with holders of 18,093,578 shares voting in favor, 1,652,623 shares withheld and none abstaining). Mr. Reardon, Ms. Glover and Mr. Beckmann will serve until the year 2010 annual meeting of stockholders, Ms. Moseman will serve until the year 2009 annual meeting of stockholders and Ms. Anavi will serve until the year 2008 annual meeting of stockholders.

2. The selection of KPMG LLP as the Company’s independent auditors for the 2007 fiscal year was ratified (with holders of 19,163,775 shares voting in favor, 545,592 voting against and 36,834 abstaining).

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2007

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