Form 10-Q
period 2007-08-02
STUDENT LOAN CORP
filed 2007-08-07
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On July 31, 2007, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at www.studentloan.com

Form 10-Q

Table of Contents

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statement of Income (Unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	3

		Consolidated Balance Sheet as of June 30, 2007 (Unaudited) and December 31, 2006	4

		Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006	5

		Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2007 and 2006	6

		Notes to Consolidated Financial Statements (Unaudited)	7 – 18

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 27

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4 -	Controls and Procedures	28

Part II	Other Information

	Item 1A-	Risk Factors	29
	Item 6 -	Exhibits	29

Signature			30

Exhibit Index			31

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
                                                       (Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
NET INTEREST INCOME
Interest income	$400,674	$430,641	$779,321	$807,558
Interest expense	297,797	315,453	582,687	585,272
Net interest income	102,877	115,188	196,634	222,286
Provision for loan losses	(3,895)	(5,302)	(14,423)	(11,441)
Net interest income after provision for loan losses	98,982	109,886	182,211	210,845

OTHER INCOME
Gains on loans securitized	48,548	69,073	48,548	69,073
Gains on loans sold	2,492	13,448	20,266	20,199
Fee and other income	9,420	14,247	24,283	19,396
Total other income	60,460	96,768	93,097	108,668

OPERATING EXPENSES
Salaries and employee benefits	16,120	13,447	30,570	26,159
Other expenses	29,631	26,938	59,379	51,788
Total operating expenses	45,751	40,385	89,949	77,947

Income before income taxes	113,691	166,269	185,359	241,566
Income taxes	43,174	64,459	70,819	93,601
NET INCOME	$ 70,517	$101,810	$114,540	$147,965

DIVIDENDS DECLARED AND PAID	$ 28,600	$ 26,000	$ 54,600	$ 47,600

BASIC EARNINGS PER COMMON SHARE	$ 3.53	$ 5.09	$ 5.73	$ 7.40
(based on 20 million average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$ 1.43	$ 1.30	$ 2.73	$ 2.38

See accompanying notes to the consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Federally insured student loans	$16,355,000	$17,184,133
Private education loans	3,021,424	3,072,394
Deferred origination and premium costs	607,695	632,872
Allowance for loan losses	(15,411)	(14,197)
Student loans, net	19,968,708	20,875,202
Other loans and lines of credit	18,809	76,117
Loans held for sale	2,160,804	323,041
Cash	363	6,570
Residual interests in securitized loans	593,552	546,422
Other assets	967,135	809,251

Total Assets	$23,709,371	$22,636,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$ 9,543,300	$11,136,800
Long-term borrowings, payable to principal stockholder	11,900,000	9,200,000
Deferred income taxes	271,429	287,641
Other liabilities	381,382	458,861

Total Liabilities	22,096,111	21,083,302

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,343	141,324
Retained earnings	1,471,717	1,410,968
Accumulated other changes in equity from nonowner sources	-	809

Total Stockholders' Equity	1,613,260	1,553,301

Total Liabilities and Stockholders' Equity	$23,709,371	$22,636,603

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 114,540	$ 147,965
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	7,142	6,590
Amortization of deferred loan origination and purchase costs	54,638	72,022
Accreted interest on residual interests	(28,813)	(8,882)
Provision for loan losses	14,423	11,441
Deferred tax provision	(16,212)	13,696
Gains on loans sold and securitized	(68,814)	(89,272)
Loss on valuation of residual interests	1,892	2,437
Loss on valuation of servicing assets	12,397	8,498
Disbursements and procurements of loans for resale	(142,278)	(10,019)
Proceeds from loans sold	150,978	-
Cash received on residual interests in trading securitized assets	36,374	-
Impairment loss on retained interests	-	2,934
Change in accrued interest receivable	(139,139)	(156,608)
Change in other assets	(17,074)	(7,032)
Change in other liabilities	(77,461)	36,074

Net cash (used in)/provided by operating activities	(97,407)	29,844

Cash flows from investing activities:
Change in loans	(2,793,090)	(2,404,599)
Increase in loan origination costs and purchase premiums	(137,246)	(150,791)
Proceeds from loans sold and securitized	1,973,607	2,879,676
Cash received on residual interests in available-for-sale securitized assets	-	3,754
Capital expenditures on equipment and computer software	(3,971)	(7,105)

Net cash provided by investing activities	(960,700)	320,935

Cash flows from financing activities:
Net increase/(decrease) in borrowings with original maturities of one year or less	106,500	(281,100)
Proceeds from borrowings with original terms of one year or more	3,000,000	-
Repayments of borrowings with original terms of one year or more	(2,000,000)	-
Dividends paid to stockholders	(54,600)	(47,600)

Net cash provided by/(used in) financing activities	1,051,900	(328,700)

Net (decrease)/increase in cash	(6,207)	22,079
Cash - beginning of period	6,570	1,152

Cash - end of period	$ 363	$ 23,231

Supplemental disclosure:
Cash paid for:
Interest	$ 589,927	$ 559,087
Income taxes, net	$ 83,936	$ 73,418

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended June 30,
	2007	2006
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$ 141,524	$ 139,583
Capital contributions and other changes	19	1,917
Balance, end of period	$ 141,543	$ 141,500

RETAINED EARNINGS
Balance, beginning of period	$1,410,968	$ 1,222,262
Cumulative effect of adoption of accounting standard, net of taxes $506 and $941 in 2007 and 2006, respectively	809	1,494
Net income	114,540	147,965
Common dividends declared, $2.73 per common share in 2007 and $2.38 per common share in 2006	(54,600)	(47,600)
Balance, end of period	$1,471,717	$ 1,324,121

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$ 809	$ -
Cumulative effect of adoption of accounting standard, net of taxes of $506	(809)	-
Balance, end of period	$ -	$ -

TOTAL STOCKHOLDERS' EQUITY	$1,613,260	$ 1,465,621

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles have been reflected.  The results for the three- and six-month periods ended June 30, 2007 may not be indicative of the results for the full year ended December 31, 2007. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report and Form 10-K.

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

Loans

The majority of the Company’s student loans were originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, and are insured by guaranty agencies (guarantors).  Student loan interest, inclusive of special allowance payments, if any, is recognized as it is earned.  Federally mandated loan origination or lender fees paid on disbursements, as well as other qualifying loan origination costs and premiums on loan portfolio purchases, are deferred and recognized as yield adjustments to interest income.

The Company also has a portfolio of private education loans.  Generally, such loans are either insured against loss by private insurers or are covered under other risk-sharing agreements with schools. Qualifying loan origination costs, purchase premiums and insurance costs are deferred and recognized as yield adjustments to interest income.

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

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured CitiAssist Loan reaches 150 days of delinquency, or (3) an uninsured CitiAssist Loan reaches 90 days of delinquency. Accrual of interest is resumed on CitiAssist Loans if the loan falls below 30 days of delinquency and on FFEL Program loans if the loan guarantee is reinstated. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. Also, the Company generally writes off the loan balances for loans in which the claim payment is not received for FFEL Program and CitiAssist loans at 450 days and 240 days, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

The Company’s private education loan portfolio is not guaranteed by the federal government. Although most of the CitiAssist Loans are insured by private third-party insurers, a portion is uninsured. The Company is subject to 5% to 20% risk sharing for claims paid on loans covered by third-party insurers. For insured loans originated since the second quarter of 2003, maximum portfolio loss coverage limits apply that range from 12.5% to 13.5% of cumulative portfolio losses. For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require limited additional premium payments to be made in the future should performance be worse than the established parameters. The insurance provided by third-party agencies is provided on an individual loan basis. A majority of the uninsured CitiAssist Loans are covered for between 50% and 100% of cumulative losses in excess of various loss rates under risk-sharing agreements with schools. Risk-sharing agreements with schools are provided on a pooled-loan basis.

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

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, a decision must be made as to whether that transfer is considered a sale in accordance with SFAS 140. If it is a sale, the transferred assets are removed from the Company's consolidated balance sheet and a gain or loss is recognized.

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

Interest in the securitized loans are retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights. Prior to January 1, 2007, the Company accounted for its residual interest from the 2004 securitization as available-for-sale securities, with unrealized gains and losses reported in Accumulated other changes in equity from nonowner sources. Effective January 1, 2007, the Company early-adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). In accordance with SFAS 159, the Company elected to measure its residual interest from the 2004 securitization at fair value. Electing the fair value option for this residual interest resulted in consistent treatment for all of the Company’s residual interests and related derivatives. In order to convert to the fair value method, effective January 1, 2007 the Company reclassified the unrealized gain on the residual interest from the 2004 securitization from Accumulated other changes in equity from nonowner sources to Retained earnings. Beginning with the first quarter of 2007, changes in fair value of the 2004 residual interest are reported in Fee and other income. The residual interests from its other securitizations continue to be accounted for as trading securities, with unrealized gains and losses reported in Fee and other income. See Note 2 for more information on SFAS 159. The Company’s servicing assets are reported at fair value, in accordance with the provisions of SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB statement No. 140 (SFAS 156),  and are included in Other assets on its consolidated financial statements. Unrealized gains and losses associated with servicing asset valuation changes are reported in Fee and other income.

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

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value.  For the three- and six-month periods ended June 30, 2007 and 2006, market value exceeded cost. Accordingly, no valuation allowance was necessary.

Derivatives

The Company manages its exposure to market rate changes through the use of derivative financial products including swaps and written options. These derivatives are carried at fair value in Other assets or Other liabilities in the Company’s consolidated balance sheet with changes in fair value recorded currently in earnings.

Internally Developed Software

Certain direct costs associated with the development of internal use software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in Other assets and are amortized by the straight-line method over the service period, not to exceed ten years.  Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internal use software costs are periodically reviewed for obsolescence.  Capitalized costs of projects deemed to be obsolete or abandoned are written off to operating expense.

2.     New Accounting Standards

Fair Value Measurements
As of January 1, 2007, the Company elected to early-adopt SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company’s early adoption of SFAS 157 had no impact on its results of operations or financial condition.

Fair Value Option
As of January 1, 2007, the Company elected to early-adopt SFAS No. 159. Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in fair value reported in earnings.  This election is generally made when the Company first recognizes a financial asset or liability and is irrevocable.  SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value.  Upon adoption, the Company elected to account for its residual interest from the 2004 securitization, which was classified as an available-for-sale security, at fair value. As a result, the Company reclassified $0.8 million in unrealized gains from Accumulated other changes in equity from nonowner sources to Retained earnings.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company adopted FIN 48 as of January 1, 2007. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on its results of operations or financial condition.

The Company has no material unrecognized tax benefits. The Company’s policy is to classify interest and penalties as income tax expense. The Company has not recognized material amounts of interests and penalties in the consolidated financial statements during 2006 and 2007. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
New York	2005

3.            Student Loans

                                                       The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans.

The Company’s loans are summarized by program type as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Federal Stafford Loans	$ 7,870,593	$ 7,192,550
Federal Consolidation Loans	7,543,775	9,118,615
Federal SLS/PLUS/HEAL Loans	940,632	872,968
Private education loans	3,021,424	3,072,394
Total student loans held, excluding deferred costs	19,376,424	20,256,527
Deferred origination and premium costs	607,695	632,872
Student loans held	19,984,119	20,889,399
Less: allowance for loan losses	(15,411)	(14,197)
Student loans held, net	19,968,708	20,875,202
Loans held for sale, excluding deferred costs	2,087,431	315,927
Deferred origination and premium costs	73,373	7,114
Loans held for sale	2,160,804	323,041
Other loans and lines of credit	18,809	76,117
Total loan assets	$22,148,321	$21,274,360

4.             Other Assets

Other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Accrued interest receivable
from student loan borrowers/others	$576,846	$440,992
from federal government	130,214	126,929
Servicing asset from securitization activity	174,077	169,234
Equipment and computer software(1)	39,252	42,423
Other	46,746	29,673
Total other assets	$967,135	$809,251
(1)	Amounts are reflected net of accumulated depreciation and amortization of $46 million and $44 million at June 30, 2007 and December 31, 2006, respectively.

5.           Fee and Other Income

A summary of fee and other income follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
(Losses)/gains related to residual interests	$ (114)	$ 257	$ (1,892)	$ (5,371)
Servicing revenue net of gains/(losses) related to servicing assets	8,489	1,164	20,125	4,803
Mark-to-market (losses)/gains on derivatives	(1,920)	8,424	(1,662)	11,301
Other origination and servicing fees	1,020	930	3,081	2,800
Late fees	1,509	1,048	3,541	3,254
Other	436	2,424	1,090	2,609
Total fee and other income	$ 9,420	$14,247	$ 24,283	$ 19,396

6.	Related Party Transactions

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

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2006.

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues Interest income	$ 285	$ 105	$ 532	$ 216
Interest expense	297,796	315,453	582,682	585,168
Fee and other income
Derivative valuation	(1,920)	8,424	(1,662)	11,301
Other	1,020	930	3,081	2,800

Operating Expenses Salaries and employee benefits Employee benefits and administration	$ 2,810	$ 2,712	$ 5,523	$ 5,128
Stock-based compensation	558	701	1,413	1,083
Other expenses
Servicing, professional and other fees paid	$ 11,689	$ 11,687	$23,479	$ 21,545
Data processing and communications	1,518	1,463	3,040	3,020
Premises, primarily rent	774	731	1,527	1,467
Other	395	197	1,163	398

CBNA Omnibus Credit Agreement
All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of an Omnibus Credit Agreement with CBNA. This agreement provides a maximum aggregate credit limit of $30 billion through December 31, 2009, at which time it is anticipated that the agreement will be extended.

Interest Rate Swap and Option Agreements
The Company is a party to interest rate swaps and options with CBNA, an investment grade counterparty, to manage its interest rate risk exposure. At June 30, 2007 and December 31, 2006, the Company had $22 million and $11 million, respectively, in a collateral account maintained with CBNA. The increase in the collateral account was primarily due to additional interest rate swap and option agreements entered into during the first six months of 2007. For further information on the Company’s interest rate derivative agreements, see Note 7.

Student Loan Origination Agreement and Servicing Fees Earned
Private education loans are originated by CBNA through an intercompany agreement.  Following full disbursement, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total private education loans purchased by the Company during the six months ended June 30, 2007 and 2006 was $1.6 billion and $1.4 billion, respectively. Total premiums paid by the Company related to private education loan purchases for the six months ended June 30, 2007 and 2006 were $10 million and $9 million, respectively. At June 30, 2007, the Company was committed to purchase private education loans of $294 million.

The Company also earns loan origination and servicing revenue for work performed on private education loans held by CBNA prior to purchase by the Company.  The Company received revenue related to this agreement of $3 million for each of the six-month periods ended June 30, 2007 and 2006, respectively. This revenue is included in Fee and other income in the table above.

Servicing, Professional and Other Fees Paid
The Company’s loan portfolio consists primarily of student loans originated under the FFEL Program through a trust agreement with CBNA.  The majority of the loan originations and servicing work on the Company’s FFEL program and private education loan portfolios was performed under the provisions of intercompany agreements with affiliates of Citigroup, including Citibank (South Dakota), N.A. The increase in the charges is primarily due to managed loan portfolio growth.

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

The Company enters into interest rate derivative agreements to help manage its exposure to interest rate risk.  The counterparty to all of the Company’s derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company during 2006 and 2007 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions at June 30, 2007 and December 31, 2006 are provided in the table below:

	June 30, 2007			December 31, 2006
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Prime / LIBOR Swaps	$ ----	$ ----	$ ----	$ 4,000,000	$ ----	$ 761
Other LIBOR Based Swaps	8,185,000	5,488	5,081	8,035,000	462	1,803
Interest Rate Floor Options	8,154,333	----	21,822	6,200,000	----	9,500

The Company’s LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s retained interests. These swaps mature between 2009 and 2017.

The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests in securitized assets. A portion of the options mature in 2016, another portion in 2021 and the remainder mature in 2022.

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

A summary of the Company’s securitization transactions is presented in the table below:

(Dollars in thousands)	Six months ended June 30, 2007	Six months ended June 30, 2006
Student loans securitized during the period	$1,201,603	$2,200,233
Proceeds from student loans securitized during the period	1,221,216	2,197,282
Realized gains on loans securitized	48,548	69,073
Mark-to-market gains on retained interests at securitization date	3,075	2,718

The following table reflects amounts and activities related to the Company’s securitizations:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Total student loan assets in trusts	$12,987,878	$12,375,339
Residual interests	593,552	546,422
Servicing assets	174,077	169,234
Receivable from trusts for servicing	5,406	3,950
Payable to trusts for student loan payments	11,225	11,494

The following table reflects amounts received from the securitization trusts for the first six months of 2007 and 2006:

(Dollars in thousands)	2007	2006
Cash received from trusts for servicing	$ 31,065	$ 12,912
Cash received from trusts on residual interests	36,374	3,754

The changes in the Company’s residual interests are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$ 545,897	$187,299	$546,422	$188,454
Accreted interest	14,429	4,409	28,813	8,882
Cash flows from trusts	(23,243)	(3,754)	(36,374)	(3,754)
Losses/(gains) related to residual interests	(114)	257	(1,892)	(5,371)
Student loan securitizations	56,583	84,926	56,583	84,926
Balance at end of period	$ 593,552	$273,137	$593,552	$273,137

During the six months ended June 30, 2007 and 2006, the Company earned $33 million and $13 million, respectively, of revenue for servicing the trust portfolios. Changes in the Company’s servicing assets are presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$ 164,367	$75,977	$169,234	$76,784
Cumulative effect adjustment	-	-	-	2,435
Changes in fair value due to changes in inputs and assumptions	135	(2,029)	3,261	(3,497)
Other changes	(7,665)	(3,227)	(15,658)	(5,001)
Student loan securitizations	17,240	29,968	17,240	29,968
Balance at end of period	$ 174,077	$100,689	$174,077	$100,689

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

The key assumptions used to value the residual interest in the assets securitized for the 2007-1 trust at the inception date of securitization is as follows:

2007-1
Weighted average discount rate	10.2%
Constant prepayment rates	Up to 7.2% in 5 to 10 years
Anticipated credit losses, net of insurance and guarantees	0.34%
Basis spread between LIBOR and Commercial Paper rate	0.11%
Utilization rate of borrower benefits:
Automated clearing house	10.0%
On time payments	0.0%

The key assumptions used to value the residual interests for the securitization trusts were as follows:

	June 30, 2007	December 31, 2006
Weighted average discount rate
FFEL Program Consolidation Loans	10.2%	10.0%
Private education loans	12.2%	12.0%
Constant prepayment rates
FFEL Program Consolidation Loans	Up to 7.2% in 5 to 10 years	Up to 9.8% in 5 to 10 years
Private education loans	7.2% to 21.6% over 12 years	4.6% to 20.0% over 12 years
Anticipated credit losses, net of insurance and guarantees
FFEL Program Consolidation Loans	0.14%	0.11%
Private education loans	1.10%	1.10%
Basis spread between LIBOR and Commercial Paper rate	0.11%	0.11%
Utilization rate of borrower benefits:
Automated clearing house	10.0% to 40.1%	17.5% to 39.8%
On time payments	0.0% to 40.9%	14.5% to 36.5%

The key assumptions used to value the servicing assets for all securitization trusts were as follows:

	June 30, 2007	December 31, 2006
Weighted average discount rate
FFEL Program Consolidation Loans	6.62%	6.0%
Private education loans	7.12%	6.5%
Constant prepayment rates
FFEL Program Consolidation Loans	Up to 7.2% in 5 to 10 years	Up to 9.8% in 5 to 10 years
Private education loans	7.2% to 21.6% over 12 years	4.6% to 20.0% over 12 years
Servicing margin	25 basis points	25 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at June 30, 2007	$ $593,552	$ 174,077
Discount rate
10% adverse change	$ (24,040)	$ (4,280)
20% adverse change	$ (46,308)	$ (8,372)
Constant prepayment rate
10% adverse change	$ (11,314)	$ (2,870)
20% adverse change	$ (22,001)	$ (5,716)
Anticipated net credit losses/defaults
10% adverse change	$ (5,102)	$ (912)
20% adverse change	$ (10,615)	$ (1,884)
Servicing margin
10% adverse change	-	$ (16,623)
20% adverse change	-	$ (33,059)
Basis spread		-
10% adverse change	$ (4,852)	-
20% adverse change	$ (9,702)	-
Borrower benefits – ACH		-
10% adverse change	$ (3,210)	-
20% adverse change	$ (6,802)	-
Borrower benefits – on time payments		-
10% adverse change	$ (9,177)	-
20% adverse change	$ (18,353)	-

If the Company lost its Exceptional Performer designation, the fair value of the residual interests at June 30, 2007 would decrease by approximately $10 million.

The Company continues to service the loan portfolios after they have been securitized and considers the securitized portfolios to be part of its managed loans.  At June 30, 2007, the Company’s managed loans included $1,076 million of loans that were 90 or more days delinquent, of which $806 million were in the Company’s owned portfolio and $270 million were in securitized portfolios.  At December 31, 2006, managed loans included $992 million of loans that were 90 or more days delinquent, of which $775 million were in the Company’s owned portfolio and $217 million were in securitized portfolios. For the three months ended June 30, 2007, the Company’s managed loan portfolio credit losses, net of recoveries were $8 million, of which $6 million were from the Company’s owned portfolio and $2 million were from securitized portfolios. For the three months ended June 30, 2006, the Company had credit losses, net of recoveries of $5 million, of which all were from its owned portfolio. For the six months ended June 30, 2007, the Company’s managed loan portfolio credit losses, net of recoveries were $13 million, of which $10 million were from the Company’s owned portfolio and $3 million were from securitized portfolios. For the six months ended June 30, 2006, the Company had credit losses, net of recoveries of $6 million, of which all were from its owned portfolio.

9.	Fair Value

The Company determines fair value using valuation techniques which are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs are evaluated using the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active market, quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose primary value drivers are observable.

•	Level 3 – Instruments whose primary value drivers are unobservable.

The following table presents the Company’s financial assets and liabilities as of June 30, 2007 that are measured at fair value on a recurring basis for each of these hierarchy levels:

(Dollars in Thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$ -	$593,552
Other assets	5,488	174,077
Total Assets	$ 5,488	$767,629

Liabilities
Other liabilities	$26,903	$ -

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

The following table presents the changes in the Level 3 fair value category:

(Dollars in Thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2006	$546,422	$169,234
Net unrealized gains(1)	26,921	8,384
Issuances and settlements	20,209	(3,541)
Balance at June 30, 2007	$593,552	$174,077

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

Approximately $4.5 billion of the Company's outstanding short- and long-term debt includes various interest rate options embedded in the respective debt instruments at June 30, 2007.  These embedded options have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation.  Management considers these options as economic hedges to the floor income component of its assets.

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

There are various pieces of legislation pending in the U.S. Congress that would alter certain provisions of the Higher Education Act. If any one or a combination of these bills are enacted in their current form, they likely would have a material adverse impact on the Company’s financial condition and results of operations.

In addition, since March 2007, the Company has been responding to and cooperating with a number of inquiries into the student loan industry.  Several U.S. Congressional committees commenced investigations of the student loan industry. The Company is responding to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general and certain federal authorities are also conducting investigations and/or served formal or informal requests for information upon the Company.

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

Business Overview

The Student Loan Corporation (the Company) is one of the nation’s leading originators and holders of student loans offering a full array of student loan products to students and their parents. The majority of the Company’s loans are guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services federally insured student loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates through CBNA and holds private education loans that are not insured under the Higher Education Act. The Company is committed to providing exceptional service to borrowers and schools and offering competitive and innovative products to students and their families. The Company differentiates itself from its competitors by offering life of loan servicing on most loans.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate) and the interest paid on its borrowings (primarily based on LIBOR). This earnings spread between the interest earned and the interest expensed represents net interest income. Net interest income is also impacted by changes in the size of the Company’s loan portfolio and changes in the current interest rate environment, particularly by spread changes between the 91-day Treasury Bill rate, the 90-day Commercial Paper rate or the prime rate and LIBOR.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to interest rate fluctuations.

The Company’s earnings are impacted by the number and size of asset sales and securitizations, which can fluctuate on a quarterly basis. The Company’s earnings are also affected by valuation changes to its retained interest from securitizations, which fluctuate based on factors such as market rate changes, prepayment speeds, default rates and regulatory changes. During 2007, the U.S. Congress has continued their focus on student loan legislation.  A number of bills have been proposed containing provisions that, if enacted, could become effective before the end of 2007. See Regulatory Impacts on page 25 for more information regarding recent legislative activity.

Other factors that may impact earnings are loan servicing revenue and loan servicing costs, applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, net credit losses, the number of borrowers qualifying for borrower benefits, financing options available to students and their parents, and competition.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be critical accounting estimates because they require management to make difficult, complex or subjective judgments and estimates that could have a material affect on the Company’s results. The Company’s critical accounting estimates, which relate to student loan securitizations and allowance for loan losses, are described in the Company’s 2006 Annual Report and Form 10-K. There were no material changes to the Company’s critical accounting estimates in the first six months of 2007.

Accounting Changes and Future Application of Accounting Standards

See Note 2 to the consolidated financial statements for a discussion of New Accounting Standards.

Financial Condition

Loans

At June 30, 2007, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, an inventory of loans held for sale and related deferred costs. See Note 3 to the consolidated financial statements for a presentation of the loan portfolio by program type. Balances related to the Company’s owned and managed loan portfolios are summarized below:

(Dollars in millions)	June 30, 2007	December 31, 2006
Average owned loans (year to date)	$22,784	$25,355
Owned loans at end of period	22,164	21,289
Average managed loans (year to date)	34,879	32,403
Managed loans at end of period	35,152	33,664

Loan Disbursement and Procurement Activity

The Company makes loans through retail, direct-to-consumer and wholesale channels. The retail channel represents loan activity directed by the Company’s retail sales force and is initiated primarily through the Company’s relationships with schools and universities. Retail volume consists primarily of FFEL Program Stafford and PLUS loans and CitiAssist loans. Loan consolidation and other secondary market volume represents loan activity initiated outside the retail channel, through activities such as direct marketing to consumers or purchases of loans originated by other lenders, and is comprised primarily of FFEL Program Stafford, PLUS and Consolidation Loans. Details of the Company’s origination activity for the three- and six-month periods ended June 30, 2007 and 2006 are presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Retail:
FFEL Program Stafford and PLUS Loan originations	$ 582	$ 497	$ 2,094	$1,786
CitiAssist Loans disbursed under commitments to purchase(1)	174	162	886	781
Total Retail	756	659	2,980	2,567
Loan consolidation and other secondary market volume	580	1,213	1,146	2,193
Total Originations	$1,336	$1,872	$4,126	$4,760

(1) This amount represents CitiAssist Loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The $308 million increase in FFEL Program loan originations for the six-month period ended June 30, 2007, compared to the same period of 2006, is primarily attributable to the success of ongoing marketing initiatives, as well as overall growth in the marketplace. The $105 million increase in CitiAssist Loan disbursements for the six-month period ended June 30, 2007 compared to the same period last year resulted from increasing borrower demands for private education financing above the statutory limits provided by the FFEL Program.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all CitiAssist Loans from CBNA. See Note 6 to the consolidated financial statements for further information regarding the Company’s purchases of CitiAssist Loans from CBNA. CitiAssist Loans do not carry federal government guarantees, but generally carry private insurance. At June 30, 2007 and 2006, $162 million and $147 million, respectively, of CitiAssist Loans were owned and still held by CBNA.

Approximately half of the loan consolidation and other secondary market volume presented in the table above for the six-month periods ended June 30, 2007 and 2006, respectively, were consolidations of student loans already held in the Company’s loan portfolio. The decrease in loan consolidation and other secondary market volume is in line with expectations due to the interest rate environment over the first six months of 2007 as compared to the same period of 2006.

Generally, loans are not specifically purchased or originated for resale, but are recorded in the Company’s held portfolio.  However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified as held for sale.

Allowance for loan losses

Most of the Company’s loans have loss guarantees provided by the U.S. government or private insurance coverage which reduce the Company’s exposure to loan losses. The Company’s loan loss allowance provides a reserve for estimated losses on the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. For further information on the allowance for loan losses, see Note 1 to the consolidated financial statements.

Legislation exists that would cut default claim reimbursements by eliminating the Exceptional Performer (EP) program. If this legislation is signed into law, it would cause a significant increase in the Company’s allowance for loan losses.  See Regulatory Impacts on page 25 for further information.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period
FFEL Program	$ 9,537	$ 4,245	$ 6,911	$ 1,993
CitiAssist	11,318	5,142	7,286	2,997
	20,855	9,387	14,197	4,990
Provision for loan losses
FFEL Program	(2,955)	1,149	869	3,550
CitiAssist	6,850	4,152	13,554	7,891
	3,895	5,301	14,423	11,441
Charge offs
FFEL Program	(1,378)	124	(2,576)	(30)
CitiAssist	(5,840)	(5,293)	(9,831)	(7,299)
	(7,218)	(5,169)	(12,407)	(7,329)
Recoveries
FFEL Program	-	1	-	6
CitiAssist	802	416	2,121	828
	802	417	2,121	834
Other(1)
FFEL Program	(504)	-	(504)	-
CitiAssist	(2,419)	-	(2,419)	-
	(2,923)	-	(2,923)	-
Balance at end of period
FFEL Program	4,700	5,519	4,700	5,519
CitiAssist	10,711	4,417	10,711	4,417
	$15,411	$9,936	$15,411	$9,936

(1)	Represents reserve amounts associated with loans sold or reclassified as held-for-sale.

Private Education Loans in Repayment

The Company’s private education loan portfolios are not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, most of these loans are insured by either Royal Indemnity (RI), or United Guaranty (UG)/New Hampshire Insurance Company (NHIC). UG and NHIC are subsidiaries of American International Group (AIG). RI is part of Arrowpoint Capital Corp (Arrowpoint). The RI-insured private education loans that are submitted for default claim are paid the claim amount less a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UG/NHIC program, which insures most new private education loan originations, defaults generally subject the Company to risk-sharing deductibles of between 10% and 20% of the claim amount. AIG is rated AA by Standard & Poor’s as of June 30, 2007. These third-party entities insure the Company against loss in cases of borrower loan default, bankruptcy or death.

Private education loan delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Total private education loans (including loans held for sale)	$ 4,421,424	$3,072,394
Private education loans in repayment	$ 1,359,164	$1,156,184
Private education loans in forbearance	$ 122,829	$ 81,761
Private education loans delinquent 30 - 89 days as a % of total private education loans in repayment	2.4%	2.6%
Private education loans delinquent 90 days or greater as a % of total private education loans in repayment	1.3%	2.6%
Allowance for loan losses for private education loans	$ 10,711	$ 7,286
Total private education loans insured by third parties	$3,608,840	$2,410,142
Total uninsured private education loans	$ 812,584	$ 662,252

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. $526 million and $501 million of uninsured private education loans were covered under such risk-sharing agreements as of June 30, 2007 and December 31, 2006, respectively. The Company is exposed to losses of up to 100% on uninsured loans that do not have risk-sharing agreements.

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

The Company had loan purchase commitments of $330 million and loan disbursement commitments of $800 million at June 30, 2007. Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At June 30, 2007, these organizations have unused lines of credit of $316 million available to them. In addition, the Company had loan sales commitments of $237 million at June 30, 2007.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	Six months ended June 30,
	2007	2006
Student loan yield	7.38%	7.04%
Consolidation loan rebate fees	(0.42)%	(0.44)%
Accreted interest on residual interests	0.25%	0.07%
Amortization of deferred loan origination and purchase costs	(0.47)%	(0.55)%
Net yield	6.74%	6.12%
Cost of funds	(5.04)%	(4.43)%
Net interest margin	1.70%	1.69%

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for the federal government’s SAP.  Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP. See Regulatory Impacts on page 25 for information on legislation that could further compress margins.

The Company’s net interest margin remained relatively consistent during the six months ended June 30, 2007 compared to the same period last year. At June 30, 2007 and 2006, the outstanding borrowings had contracted weighted average interest rates of 5.3% and 5.0%, respectively.

Rate/Volume Analysis

The following table shows the contribution to changes year-over-year in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

For the six months ended June 30, 2007 vs. the six months ended June 30, 2006
Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$ (98.8)	$ 70.6	$ (28.2)
Interest bearing liabilities	(76.0)	73.4	(2.6)
Net interest income	$ (22.8)	$ (2.8)	$ (25.6)

Quarter Ended June 30, 2007

Net interest income

Net interest income for the second quarter of 2007 was $103 million, $12 million or 11% less than for the same period of 2006. The decrease in net interest income was mainly the result of declining loan portfolio balances.See Factors Affecting Net Interest Income above for further information.

Gains on loans sold and securitized

For the second quarter of 2007, gains on loans sold and securitized decreased by $31 million to $51 million in 2007. This decline reflects the impact of lower loan sales and securitizations, which declined approximately 50% or $1.3 billion from the same period of last year.

Fee and other income

Fee and other income for the second quarter of 2007 was $9 million, compared to $14 million for the same period of 2006, a decrease of $5 million. The decrease in fee and other income was due to market value fluctuations of the Company’s derivative instruments.

Operating expenses

Total operating expense increased by $5 million or 13% to $46 million for the second quarter of 2007. The increase in operating expenses was primarily due to a decrease in expense deferrals relating to capitalizable internally developed software projects as well as incremental costs to originate, service and administer the larger managed loan portfolio. The operating expense ratio, calculated by dividing operating expenses by average managed loans, was 0.52% for the second quarter of 2007, an increase of two basis points from the same period of 2006.

Provision for loan losses

The decrease in the provision for loan losses, from $5 million in 2006 to $4 million in 2007, is due primarily to a decrease in expected net credit losses related to a portion of the Company’s portfolio that had previously been serviced by an external servicer who was not an Exceptional Performer. The Company began servicing this portion of the portfolio in 2006 and in the second quarter of 2007, these loans became eligible for the higher reimbursement rates associated with the Exceptional Performer designation.

Income taxes

Income taxes decreased from $64 million in the second quarter of 2006 to $43 million for the same period of 2007. The effective tax rate decreased from 38.8% for the second quarter in 2006 to 38.0% in for the same period of 2007. The decrease in the tax rate was primarily due to a decrease in the Company’s New York State tax rate.

Six Months Ended June 30, 2007

Net interest income

Net interest income for the first six months of 2007 was $197 million, $26 million or 12% less than for the same period of 2006. The decrease in net interest income was mainly the result of declining loan portfolio balances. See Factors Affecting Net Interest Income on page 23 for further information.

Gains on loans sold and securitized

For the first six months of 2007, gains on loans sold and securitized decreased by $20 million, from $89 million in 2006 to $69 million in 2007. This decline reflects the impact of lower loan sales and securitizations from the same period of last year.

Fee and other income

Fee and other income for the first six months of 2007 was $24 million, compared to $19 million for the same period of 2006, an increase of $5 million. The increase in fee and other income was due to increased servicing revenue, reflecting the growth of the Company’s managed loan portfolio.

Operating expenses

Total operating expense increased by $12 million or 15% to $90 million for the first six months of 2007. The increase in operating expenses was primarily due to a decrease in expense deferrals relating to capitalizable internally developed software projects as well as incremental costs to originate, service and administer the larger managed loan portfolio. The increase was also affected by the Company’s $2 million voluntary contribution to a national fund for the purpose of educating high school seniors and their parents on the subject of financing higher education. The operating expense ratio, calculated by dividing operating expenses by average managed loans, was 0.52% for the first six months of 2007, an increase of two basis points from the same period of 2006.

Provision for loan losses

The increase in the provision for loan losses, from $11 million in 2006 to $14 million in 2007, is due primarily to a 1% reduction in amounts reimbursed on default claims submitted on or after July 1, 2006 and increased reserves to reflect more loan losses inherent in the Company’s portfolios, partially offset by a decrease in expected net credit losses related to the portion of the Company’s portfolio that had previously been serviced by an external servicer who was not an Exceptional Performer.

Income taxes

Income taxes decreased from $94 million in the first six months of 2006 to $71 million for the same period of 2007. The effective tax rate decreased slightly from 38.7% in the first six-month period of 2006 to 38.2% in the same period of 2007. The decrease in the tax rate was primarily due to a decrease in the Company’s New York State tax rate.

Regulatory Impacts

Legislative Activity

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

During 2007, there was a continuation of the increased student loan legislative activity by the House of Representatives and the Senate. A number of bills were proposed that would change various provisions of the Higher Education Act. The House of Representatives approved the College Cost Reduction Act of 2007 (H.R. 2669) and the Senate approved the bill’s companion legislation, the Higher Education Access Act of 2007 (S. 1762). As there are several differences between the two bills, H.R. 2669 and S. 1762 will need to be reconciled in conference committee.

Current provisions of H.R. 2669 or S. 1762 would:
•
Increase Stafford annual loan limits for students in their third year and beyond from $5,500 to $7,500 and base aggregate limits from $23,000 to $30,500 for undergraduate students and $65,500 to $73,000 for graduate students.

•	Reduce the Stafford interest rate from 6.80% to 3.40% over the next five years, with the rate returning to 6.80% in 2013.
•
Reduce lender special allowance to 1.19% for Stafford Loans not in repayment, 1.79% for Stafford Loans in repayment and PLUS Loans, and 2.09% for Consolidation Loans under H.R. 2669. This represents a 55 basis point reduction for Stafford and Consolidation Loans and an 85 basis point reduction for PLUS Loans. S. 1762 provides for a 50 basis point reduction for Stafford and Consolidation Loans and an 80 basis point reduction for PLUS Loans.

•	Reduce lender insurance to 95% (S. 1762 provides for a reduction to 97%).
•	Repeal the Exceptional Performer program.
•	Increase the lender fee from 0.50% to 1.00%.
•
Expand the income-contingent repayment plan to FFELP borrowers (currently only available to Direct Lending borrowers), provide a monthly repayment cap of 15% of the amount by which a borrower’s adjusted gross income exceeds 150% of the poverty line, and forgive remaining debt after 20 years of repayment.

•
Require the Department of Education and the U.S. Treasury Department to conduct a pilot program on using a market-based auction system for determining lender interest rates and using the Internal Revenue Service to collect income-contingent loans. This provision appears in S. 1762 only.

On July 24, 2007, the Senate approved S. 1642, the Higher Education Amendments of 2007, which provides for disclosures regarding the relationships, if any, between lenders and the borrower’s educational institution as well as limiting gifts, services or other things of value made by a lender which has a relationship with educational institutions, a phase out of the school as lender program, and the creation of a clearinghouse for comparison of student loan products.

On August 1, 2007, the Senate Committee on Banking, Housing and Urban Affairs approved the Private Student Loan Transparency and Improvement Act, which is similar to S.1642 except that it relates to the private education loan industry. The bill provides for improved private student loan disclosures, prohibits industry practices that have been identified as unfair or deceptive, eliminates conflicts of interest, and requires federal agencies to develop initiatives aimed at improving the financial literacy of college students.

If any one or a combination of these bills is enacted in their current form, they likely would have a material adverse impact on the Company’s financial condition or results of operations. Additional legislation may be enacted in the future that could further impact student loan lending.

Ongoing Inquiries into the Student Loan Industry

Since March 2007, the Company has been responding to and cooperating with a number of inquiries into the student loan industry. Several U.S. Congressional committees commenced investigations of the student loan industry. The Company is responding to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general and certain federal authorities are also conducting investigations and/or served formal or informal requests for information upon the Company.

As an operating subsidiary of a federally-regulated bank, the Company is subject to the jurisdiction of the Office of the Comptroller of the Currency, however it will cooperate with the state requests to the extent possible without compromising federal jurisdiction.

On April 2, 2007, the Company announced that it had voluntarily adopted certain nation-wide best business practices. In addition, the Company made a $2 million voluntary contribution to a national fund for the purpose of educating high school seniors and their parents on the subject of financing higher education.

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

The following table reflects amounts related to the Company’s securitizations as of June 30, 2007 and December 31, 2006:

(Dollars in millions)	June 30, 2007	December 31, 2006
Total student loan assets in trusts	$12,988	$12,375
Residual interests	594	546
Servicing assets	174	169
Amounts receivable from trusts for servicing	5	4
Amounts payable to trusts for student loan payments	11	12

For further information on the Company’s student loan securitizations, see Note 8 to the consolidated financial statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash on page 22, as well as derivative agreements which are described in Note 7 to the consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “target”, “may increase”, “may fluctuate”, “may result in”, “are projected”, “will”, “should”, “would”, “could” and similar expressions.  These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to re-authorization of the Higher Education Act of 1965, as amended, and pending legislative proposals to change various provisions of the Higher Education Act, that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; the impact of ongoing inquiries into the student loan industry; loan origination costs; the availability and amount of  loan subsidies, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio and loan consolidations, and the seasonality of loan delinquencies relative to expected loan loss allowances; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations and to maintain their Exceptional Performer loan servicing status, and the level of benefits available to servicers with that designation;  the adequacy of the Company’s capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s access to sources of funding, including its ability to borrow from CBNA and to securitize loans; as well as general economic conditions, including the performance of financial markets.

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

IRE is calculated by multiplying the gap between interest sensitive items, including loan assets, borrowings and certain derivative instruments, by a 100 basis point instantaneous changes in the yield curve. The exposures in the table below represent the approximate change in net interest margin for the next 12 months based on current balances and pricing that would result from specific unanticipated changes in interest rates:

	June 30
	2007		2006
(Dollars in millions)	Increase	Decrease	Increase	Decrease
100 basis points	$3.1	$22.4	$19.8	$24.5

In addition, the Company has exposure to uneven shifts in interest rate curves (i.e., the Treasury Bill to LIBOR spreads). The Company actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

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

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. The Deficit Reduction Act, enacted in 2006, imposed a 1% risk-sharing provision on default claims submitted on loans serviced by Exceptional Performers, such as the Company and resulted in increases to the Company’s allowance for loan losses and decreases in the fair value of its residual interests in securitized loans. Other legislation is pending  that, if signed into law, will result in further increases to the Company’s allowance for loan losses and decreases in net interest income and may negatively impact the Company’s retained interest valuation. In addition, Congress and the offices of various states’ attorneys general and federal authorities have announced that they are conducting investigations into student lending. For further information on the impact of legislative and regulatory changes, see Regulatory Impacts on page 25. Future regulatory changes cannot be predicted and could have a material adverse impact on the Company’s financial condition or results of operations.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2007

The Student Loan Corporation

By	/s/ Daniel P. McHugh
Daniel P. McHugh Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2 *	By-Laws of the Company, as amended through August 3, 2007.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith