Form 10-Q
period 2007-11-05
STUDENT LOAN CORP
filed 2007-11-07
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On October 31, 2007, there were 20,000,000 shares of The Student Loan Corporation’s common stock outstanding.

Available on the World Wide Web at www.studentloan.com

Form 10-Q

Table of Contents

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006	3

		Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4

		Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	5

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	6

		Notes to Consolidated Financial Statements (Unaudited)	7 – 17

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 27

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4 -	Controls and Procedures	28

Part II	Other Information

	Item 1A-	Risk Factors	29
	Item 6 -	Exhibits	29

Signature			30

Exhibit Index			31

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
NET INTEREST INCOME
Interest income	$398,675	$420,366	$1,177,996	$1,227,924
Interest expense	298,345	321,962	881,032	907,234
Net interest income	100,330	98,404	296,964	320,690
Provision for loan losses	(21,419)	(7,065)	(35,842)	(18,506)
Net interest income after provision for loan losses	78,911	91,339	261,122	302,184

OTHER INCOME
Gains on loans securitized	-	75,163	48,548	144,236
Gains on loans sold	15,815	5,904	36,081	26,103
Fee and other (loss)/income	(10,052)	(2,433)	14,231	16,963
Total other income	5,763	78,634	98,860	187,302

OPERATING EXPENSES
Salaries and employee benefits	15,202	14,969	45,772	41,128
Other expenses	28,776	29,023	88,155	80,811
Total operating expenses	43,978	43,992	133,927	121,939

Income before income taxes	40,696	125,981	226,055	367,547
Income taxes	15,695	48,170	86,514	141,771
NET INCOME	$25,001	$77,811	$139,541	$225,776

DIVIDENDS DECLARED AND PAID	$28,600	$26,000	$83,200	$73,600

BASIC EARNINGS PER COMMON SHARE	$1.25	$3.89	$6.98	$11.29
(based on 20 million average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.43	$1.30	$4.16	$3.68

See accompanying notes to the consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Federally insured student loans	$16,685,148	$17,184,133
Private education loans	3,112,925	3,072,394
Deferred origination and premium costs	615,604	632,872
Allowance for loan losses	(27,630)	(14,197)
Student loans, net	20,386,047	20,875,202
Other loans and lines of credit	90,594	76,117
Loans held for sale	2,943,978	323,041
Cash	4,578	6,570
Residual interests in securitized loans	564,729	546,422
Other assets	1,079,390	809,251

Total Assets	$25,069,316	$22,636,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$16,655,700	$11,136,800
Long-term borrowings, payable to principal stockholder	6,100,000	9,200,000
Deferred income taxes	248,560	287,641
Other liabilities	455,388	458,861

Total Liabilities	23,459,648	21,083,302

Common stock, $0.01 par value; authorized 50,000,000 shares;
20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,350	141,324
Retained earnings	1,468,118	1,410,968
Accumulated other changes in equity from nonowner sources	-	809

Total Stockholders' Equity	1,609,668	1,553,301

Total Liabilities and Stockholders' Equity	$25,069,316	$22,636,603

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$139,541	$225,776
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	10,726	9,962
Amortization of deferred loan origination and purchase costs	80,761	110,431
Accreted interest on residual interests	(44,021)	(15,306)
Provision for loan losses	35,842	18,506
Deferred tax provision	(39,082)	(1,346)
Gains on loans sold and securitized	(84,629)	(170,339)
Loss on valuation of residual interests	28,306	8,871
Loss on valuation of servicing assets	15,160	12,917
Disbursements and procurements of loans for resale	(274,213)	(901,235)
Proceeds from loans sold and securitized	197,657	841,292
Cash received on residual interests classified as trading assets	53,991	2,754
Change in accrued interest receivable	(226,818)	(168,245)
Change in other assets	(47,303)	(13,685)
Change in other liabilities	(3,447)	225,451

Net cash (used in)/provided by operating activities	(157,529)	185,804

Cash flows from investing activities:
Change in loans	(4,383,506)	(3,173,495)
Increase in loan origination costs and purchase premiums	(199,775)	(225,738)
Proceeds from loans sold and securitized	2,407,782	4,684,130
Cash received on residual interests classified as available-for-sale assets	-	5,818
Capital expenditures on equipment and computer software	(4,664)	(7,744)

Net cash (used in)/provided by investing activities	(2,180,163)	1,282,971

Cash flows from financing activities:
Net increase in borrowings with original maturities of one year or less	1,318,900	1,603,700
Proceeds from borrowings with original terms of one year or more	3,100,000	-
Repayments of borrowings with original terms of one year or more	(2,000,000)	(3,000,000)
Dividends paid to stockholders	(83,200)	(73,600)

Net cash provided by/(used in) financing activities	2,335,700	(1,469,900)

Net decrease in cash	(1,992)	(1,125)
Cash - beginning of period	6,570	1,152

Cash - end of period	$4,578	$27

Supplemental disclosure:
Cash paid for:
Interest	$868,846	$905,888
Income taxes, net	$128,333	$74,078

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30,
	2007	2006
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,524	$139,583
Capital contributions and other changes	26	1,929
Balance, end of period	$141,550	$141,512

RETAINED EARNINGS
Balance, beginning of period	$1,410,968	$1,222,262
Cumulative effect of adoption of accounting standard, net of taxes of $506 and $941 in 2007 and 2006, respectively	809	1,494
Net income	139,541	225,776
Common dividends declared, $4.16 and $3.68 per common share in 2007 and 2006, respectively	(83,200)	(73,600)
Balance, end of period	$1,468,118	$1,375,932

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$809	$-
Cumulative effect of adoption of accounting standard, net of taxes of $506 and $850 in 2007 and 2006, respectively	(809)	1,351
Balance, end of period	$-	$1,351

TOTAL STOCKHOLDERS' EQUITY	$1,609,668	$1,518,795

See accompanying notes to consolidated financial statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and nine month periods ended September 30, 2007 may not be indicative of the results for the full year ended December 31, 2007. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold or securitized, if any, are recognized as they are earned.  Interest income includes special allowance payments made by the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method.

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

Allowance for Loan Losses

Most of the Company’s FFEL Program and private education loans have loss guarantees, insurance coverage, or are covered under risk-sharing agreements that minimize the Company’s exposure to loan losses.  However, for the portion of loan portfolios not covered under such policies or agreements, the Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program portfolio subject to the risk-sharing provisions of the Higher Education Act, and (2) the CitiAssist Loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses. Actual losses are charged off against the allowance as they occur. Subsequent recoveries increase the allowance for loan losses. Estimated losses are based on historical delinquencies, credit loss experience updated for current performance and the current aging of the portfolio.

The Company ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured CitiAssist Loan reaches 150 days of delinquency, or (3) an uninsured CitiAssist Loan reaches 90 days of delinquency. Accrual of interest is resumed on CitiAssist Loans if the loan falls below 30 days of delinquency and on FFEL Program loans if the loan guarantee is reinstated. The Company writes off the loan balance corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of CitiAssist Loans at 120 days of delinquency. Also, the Company generally writes off the loan balances for loans in which the claim payment is not received for FFEL Program and CitiAssist loans at 450 days and 240 days, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

The Company’s private education loan portfolio is not guaranteed by the federal government. Although most of the CitiAssist Loans are insured by private third-party insurers, a portion is uninsured. The Company is subject to 5% to 20% risk sharing for claims paid on loans covered by third-party insurers. For insured loans originated since the second quarter of 2003, maximum portfolio loss coverage limits apply that range from 12.5% to 13.5% of cumulative portfolio losses. For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan.  Limited additional premium payments may be required in the future if performance falls below the established parameters. The insurance provided by third-party agencies is provided on an individual loan basis. The majority of the uninsured CitiAssist Loans are covered under various risk-sharing agreements with schools. Risk-sharing agreements with schools are provided on a pooled-loan basis.

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales

The Company accounts for its whole loan sales in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, as amended(SFAS 140). In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to sell the assets transferred. In addition, the sale accounting rules of SFAS 140 require the Company to relinquish effective control over the loans sold as of the sale date.

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, a decision must be made as to whether that transfer is considered a sale in accordance with GAAP. If it is a sale, the transferred assets are removed from the Company's consolidated balance sheet and a gain or loss is recognized.

Second, determination must be made as to whether the securitization entity or purchaser is sufficiently independent. If so, the entity would not be included in the Company's consolidated financial statements. For each securitization entity with which it is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in its consolidated financial statements or whether the entity is sufficiently independent such that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet accounting requirements to be a qualified special purpose entity (QSPE), the securitization entity is not consolidated by the seller of transferred assets.

Interests in the securitized loans are retained in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights. Prior to January 1, 2007, the Company accounted for its residual interest from the 2004 securitization as available-for-sale securities, with unrealized gains and losses reported in Accumulated other changes in equity from nonowner sources. Effective January 1, 2007, the Company early-adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). In accordance with SFAS 159, the Company elected to measure its residual interest from the 2004 securitization at fair value. Electing the fair value option for this residual interest resulted in consistent treatment for all of the Company’s residual interests and related derivatives. In order to convert to the fair value method, effective January 1, 2007, the Company reclassified the unrealized gain on the residual interest from the 2004 securitization from Accumulated other changes in equity from nonowner sources to Retained earnings. Beginning with the first quarter of 2007, changes in fair value of the 2004 residual interest are reported in Fee and other (loss)/income. The residual interests from its other securitizations continue to be accounted for as trading securities, with unrealized gains and losses reported in Fee and other (loss)/income. See Note 2 for more information on SFAS 159. The Company’s servicing assets are reported at fair value, in accordance with the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156),  and are included in Other assets on its consolidated financial statements. Unrealized gains and losses associated with servicing asset valuation changes are reported in Fee and other (loss)/income.

Gains are recognized at the time of securitization and are reported in Gains on loans securitized.  Securitization gains depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the residual interests and servicing assets, collectively, the retained interests, based on their relative fair values at the date of sale.  The Company estimates the fair value of these retained interests using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including, but not limited to prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities may be found in Note 8.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value.  For the three and nine month periods ended September 30, 2007 and 2006, market value exceeded cost. Accordingly, no valuation allowance was necessary.

Derivatives

The Company manages its exposure to market rate changes through the use of derivative financial products including swaps and written options. These derivatives are carried at fair value in Other assets or Other liabilities in the Company’s consolidated balance sheet with changes in fair value recorded currently in Fee and other (loss)/income.

Internally Developed Software

Certain direct costs associated with the development of internal use software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in Other assets and are amortized using the straight-line method over the useful life, not to exceed ten years.  Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internal use software costs are periodically reviewed for obsolescence.  Capitalized costs of projects deemed to be obsolete or abandoned are written off to operating expense.

2.	New Accounting Standards

Fair Value Measurements

As of January 1, 2007, the Company elected to early-adopt SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company’s early adoption of SFAS 157 had no material impact on its results of operations or financial condition.

Fair Value Option

As of January 1, 2007, the Company elected to early-adopt SFAS 159. Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in fair value reported in earnings.  This election is generally made when the Company first recognizes a financial asset or liability and is irrevocable.  SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value.  Upon adoption, the Company elected to account for its residual interest from the 2004 securitization, which was classified as an available-for-sale security, at fair value. As a result, the Company reclassified $0.8 million in unrealized gains from Accumulated other changes in equity from nonowner sources to Retained earnings.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB's SFAS No. 109, Accounting for Income Taxes uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company adopted FIN 48 as of January 1, 2007. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on its results of operations or financial condition.

The Company has no material unrecognized tax benefits. The Company’s policy is to classify interest and penalties as income tax expense. The Company has not recognized any material amounts of interest or penalties in the consolidated financial statements for the nine months ended September 30, 2007 and 2006. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
New York	2005

3.           Student Loans

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans.

The Company’s loans are summarized by program type as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Federal Stafford Loans	$8,396,926	$7,192,550
Federal Consolidation Loans	7,129,905	9,118,615
Federal SLS/PLUS/HEAL Loans	1,158,317	872,968
Private education loans	3,112,925	3,072,394
Total student loans held, excluding deferred costs	19,798,073	20,256,527
Deferred origination and premium costs	615,604	632,872
Student loans held	20,413,677	20,889,399
Less: allowance for loan losses	(27,630)	(14,197)
Student loans held, net	20,386,047	20,875,202
Loans held for sale, excluding deferred costs	2,850,531	315,927
Deferred origination and premium costs	93,447	7,114
Loans held for sale	2,943,978	323,041
Other loans and lines of credit	90,594	76,117
Total loan assets	$23,420,619	$21,274,360

4.             Other Assets

Other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Accrued interest receivable:
from student loan borrowers/others	$669,018	$440,992
from federal government	125,721	126,929
Servicing asset from securitization activity	171,315	169,234
Equipment and computer software(1)	36,360	42,423
Other	76,976	29,673
Total other assets	$1,079,390	$809,251

(1)	Amounts are reflected net of accumulated depreciation and amortization of $50 million and $44 million at September 30, 2007 and December 31, 2006, respectively.

5.           Fee and Other (Loss)/Income

A summary of fee and other (loss)/ income follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Losses related to residual interests	$(26,414)	$(3,500)	$(28,306)	$(8,871)
Servicing revenue net of losses related to servicing assets	14,452	4,578	34,576	9,381
Mark-to-market (losses)/gains on derivatives	(1,921)	(8,434)	(3,583)	2,867
Other origination and servicing fees	2,450	2,656	5,532	5,456
Late fees	1,105	2,039	4,646	5,293
Other	276	228	1,366	2,837
Total fee and other (loss)/income	$(10,052)	$(2,433)	$14,231	$16,963

6.	Related Party Transactions

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

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues Interest income	$376	$88	$908	$304
Interest expense	298,345	321,962	881,027	907,234
Fee and other (loss)/ income
Derivative valuation	(1,921)	(8,434)	(3,583)	2,867
Other	2,450	2,656	5,532	5,456

Operating Expenses Salaries and employee benefits Employee benefits and administration	$2,672	$2,703	$8,194	$7,832
Stock-based compensation	501	397	1,913	1,481
Other expenses
Servicing, professional and other fees paid	$13,648	$12,551	$37,127	$34,096
Data processing and communications	1,715	1,678	4,755	4,698
Premises	700	734	2,227	2,202
Other	610	1,361	1,773	1,759

CBNA Omnibus Credit Agreement
All of the Company’s outstanding short and long-term unsecured borrowings were incurred under the terms of an Omnibus Credit Agreement with CBNA. This agreement provides a maximum aggregate credit limit of $30 billion through December 31, 2009, at which time it is anticipated that the agreement will be extended.

Interest Rate Swap and Option Agreements
The Company is a party to interest rate swaps and options with CBNA, an investment grade counterparty, to manage its interest rate risk exposure. At September 30, 2007 and December 31, 2006, the Company had $36 million and $11 million, respectively, in a margin account maintained with CBNA. The increase in the account was due to additional interest rate swap and option agreements entered into during the first nine months of 2007 as well as increases in the collateral requirements for certain agreements. For further information on the Company’s interest rate derivative agreements, see Note 7.

Student Loan Origination Agreement and Servicing Fees Earned
Private education loans are originated by CBNA through an intercompany agreement.  Following full disbursement, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total private education loans purchased by the Company during the nine months ended September 30, 2007 and 2006 was $1.8 billion and $1.5 billion, respectively. Total premiums paid by the Company related to private education loan purchases for the nine months ended September 30, 2007 and 2006 were $12 million and $10 million, respectively. At September 30, 2007, the Company was committed to purchase private education loans of $1.1 billion.

The Company also earns loan origination and servicing revenue for work performed on private education loans held by CBNA prior to purchase by the Company.  The Company received revenue related to this agreement of $6 million and $5 million for the nine month periods ended September 30, 2007 and 2006, respectively. This revenue is included in Fee and other (loss)/income in the table above.

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

The Company enters into interest rate derivative agreements to help manage its exposure to interest rate risk.  The counterparty to all of the Company’s derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company during 2007 and 2006 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

The Company’s derivative positions are provided in the table below:

	September 30, 2007						December 31, 2006
			Fair Value					Fair Value
(Dollars in thousands)	Notional		Asset		Liability		Notional	Asset		Liability
Prime / LIBOR Swaps	$	----	$	----	$	----	$4,000,000	$	----	$761
Other LIBOR Based Swaps		8,500,000		16,257		1,087	8,035,000		462	1,803
Interest Rate Floor Options		8,236,547		----		42,161	6,200,000		----	9,500

The Company’s LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s residual interests. These swaps mature between 2009 and 2017.

The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. Portions of the options mature in 2016 and 2021 with the remainder maturing in 2022.

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

A summary of the Company’s securitization transactions is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Student loans securitized during the period	$-	$2,498,373	$1,201,603	$4,698,605
Proceeds from student loans securitized during the period	-	2,464,640	1,221,216	4,650,616
Realized gains on loans securitized	-	75,163	48,548	144,236
Mark-to-market gains on retained interests at securitization date	-	3,574	3,075	6,292

The following table reflects amounts received from the securitization trusts:

	Nine Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash received from trusts for contractual servicing fees	$47,919	$21,080
Cash received from trusts on residual interests	53,991	8,572

The following table reflects receivables and payables related to the Company’s securitization trusts:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Receivable from trusts for servicing	$5,766	$3,950
Payable to trusts for student loan payments	13,285	11,494

During the nine months ended September 30, 2007 and 2006, the Company earned $50 million and $22 million, respectively, of revenue for servicing the trust portfolios.

Changes in the Company’s servicing assets are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$174,077	$100,689	$169,234	$76,784
Cumulative effect adjustment	-	-	-	2,435
Changes in fair value due to changes in inputs and assumptions	5,258	(99)	8,519	(3,596)
Other changes (1)	(8,020)	(4,320)	(23,679)	(9,321)
Student loan securitizations	-	39,288	17,241	69,256
Balance at end of period	$171,315	$135,558	$171,315	$135,558

(1) Amounts represent the effects of payments and the passage of time.

The cumulative effect adjustment in the table above was related to the adoption of SFAS 156. See Note 1 for further information.

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty.

The key assumptions used to value the residual interests for the securitization trusts were as follows:

	September 30, 2007	December 31, 2006
Weighted average discount rate:
FFEL Program Consolidation Loans	10.7%	10.0%
Private education loans	12.7%	12.0%
Constant prepayment rates:
FFEL Program Consolidation Loans	Up to 6.5% in 5 to 10 years	Up to 9.8% in 5 to 10 years
Private education loans	6.7% to 21.6% over 12 years	4.6% to 20.0% over 12 years
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.31%	0.11%
Private education loans	1.13%	1.10%
Expected basis spread between LIBOR and Commercial Paper rate	11.0 basis points	10.7 basis points
Utilization rate of borrower benefits:
Automated clearing house	10.0% to 40.1%	17.5% to 39.8%
On time payments	0% to 41.6%	14.5% to 36.5%

The key assumptions used to value the servicing assets for all securitization trusts were as follows:

	September 30, 2007	December 31, 2006
Weighted average discount rate:
FFEL Program Consolidation Loans	6.1%	6.0%
Private education loans	6.6%	6.5%
Constant prepayment rates:
FFEL Program Consolidation Loans	Up to 6.5% in 5 to 10 years	Up to 9.8% in 5 to 10 years
Private education loans	6.7% to 21.6% over 12 years	4.6% to 20.0% over 12 years
Servicing margin	25.0 basis points	25.0 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at September 30, 2007	$564,729	$171,315
Discount rate
10% adverse change	(22,348)	(3,970)
20% adverse change	(43,038)	(7,776)
Constant prepayment rate
10% adverse change	(10,483)	(2,846)
20% adverse change	(21,141)	(5,835)
Anticipated net credit losses/defaults
10% adverse change	(5,404)	(1,093)
20% adverse change	(10,749)	(2,150)
Servicing margin
10% adverse change	-	(16,922)
20% adverse change	-	(33,666)
Basis spread		-
10% adverse change	(5,823)	-
20% adverse change	(11,646)	-
Borrower benefits – ACH		-
10% adverse change	(3,096)	-
20% adverse change	(6,184)	-
Borrower benefits – on time payments		-
10% adverse change	(9,450)	-
20% adverse change	(18,948)	-

The Company continues to service the loans transferred to the trusts after securitization. As a result, the Company considers the securitized loans to be part of the Company’s managed loan portfolio.

Principal amounts of loans managed, on-balance sheet loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Principal amounts, at period end
On-balance sheet loans	$23,448,249	$21,288,557
Securitized amounts	12,686,000	12,375,339
Total managed	$36,134,249	$33,663,896
Delinquencies, at period end
On-balance sheet loans (1)	$776,053	$775,345
Securitized amounts	310,744	217,090
Total managed (1) (2)	$1,086,797	$992,435

(1)  Amounts include loans available for sale.
(2)  Of these loans, 99% were accruing interest at September 30, 2007 and December 31, 2006.

Credit losses, net of recoveries, for the Company’s managed loan portfolios are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Credit losses, net of recoveries:
On-balance sheet loans	$8,429	$5,624	$18,715	$12,118
Securitized amounts	2,124	67	4,685	67
Total managed	$10,553	$5,691	$23,400	$12,185

9.	Fair Value

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	September 30, 2007
(Dollars in Thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$-	$564,729
Other assets	16,257	171,315
Total Assets	$16,257	$736,044

Liabilities
Other liabilities	$43,248	$-

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

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2007:

(Dollars in Thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at June 30, 2007	$593,552	$174,077
Net unrealized (losses)/gains (1)	(11,206)	8,087
Issuances and settlements	(17,617)	(10,849)
Balance at September 30, 2007	$564,729	$171,315

(Dollars in Thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2006	$546,422	$169,234
Net unrealized gains(1)	15,715	16,471
Issuances and settlements	2,592	(14,390)
Balance at September 30, 2007	$564,729	$171,315

(1)
Amount includes, as applicable, accreted interest which is included in Interest income and other unrealized (losses)/gains which are included in Fee and other (loss)/income in the consolidated statement of income.

10.	Short and Long-Term Borrowings

The Company’s outstanding borrowings were obtained under the terms of an Omnibus Credit Agreement with CBNA. This agreement expires December 2009, at which time it is anticipated that the agreement will be extended.

Approximately $4.5 billion of the Company's outstanding short and long-term debt includes various interest rate options embedded in the respective debt instruments at September 30, 2007.  These embedded options have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation.  Management considers these options as economic hedges to the floor income component of its assets.

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

In addition, since March 2007, the Company has been responding to and cooperating with a number of inquiries into the student loan industry.  Several U.S. Congressional committees commenced investigations of the student loan industry. The Company is responding to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general and certain federal authorities are also conducting investigations and/or have served formal or informal requests for information upon the Company.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes and the Company’s 2006 Annual Report on Form 10-K.

The MD&A provides the Company’s perspective on the individual sections, which include the following:

Business Overview– a general description of the Company’s business and the impacts of market conditions on the business

Critical Accounting Estimates - an overview of accounting policies that require critical judgments and estimates

Accounting Changes and Future Application of Accounting Standards – a summary of new accounting standards

Financial Condition– a discussion and analysis of the Company’s products, disbursement and procurement activity, allowance for loan losses, private education loans in repayment, and sources and uses of cash

Results of Operations - an analysis of the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006

Regulatory Impacts– a discussion of legislative activities that affect the student loan industry (including the College Cost Reduction and Access Act which will have an adverse affect on the financial condition and results of operations of the Company)

Off-Balance Sheet Arrangements– a description and analysis of the Company’s arrangements and commitments

Forward-Looking Statements– an explanation of Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act

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

The Company’s earnings are affected by the number and size of asset sales and securitizations, which fluctuate on a quarterly basis. During the third quarter of 2007, the Company elected to postpone its securitization activities due to market conditions.

The Company’s earnings are also affected by valuation changes to its retained interests from securitizations, which fluctuate based on factors such as market rate changes, prepayment speeds, default rates and regulatory changes. Other factors that may impact earnings are loan servicing revenue and loan servicing costs, applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, net credit losses, the number of borrowers qualifying for borrower benefits, financing options available to students and their parents, and competition.

During 2007, the College Cost Reduction and Access Act (CCRA Act) was passed into law, which contains provisions that are effective beginning in the fourth quarter of 2007.  Prior to the CCRA Act, the Company received 99% default reimbursement on FFEL Program loans. The CCRA Act eliminates the Exceptional Performer (EP) program, thereby decreasing the Company’s reimbursement rates on FFEL Program loans. For substantially all claims filed after October 1, 2007, the Company will receive 97% or 98% reimbursement, depending on the origination date of the loan. The CCRA Act also provides for a further reduction in the reimbursement rate to 95% for new loans disbursed on or after October 1, 2012.

Other provisions included in the CCRA Act for new loans originated on or after October 1, 2007 increase lenders fees from 0.5% to 1.0% and reduce special allowance payments by 55 basis points for Stafford and Consolidation loans and 85 basis points for PLUS loans.  These provisions are expected to have an adverse effect on the Company’s future financial position and results of operations, specifically Net interest income, Provision for loan losses and Residual interests in securitized loans.   See Regulatory Impacts on page 25 for more information regarding recent legislative activity.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be critical accounting estimates because they require management to make difficult, complex or subjective judgments and estimates that could have a material affect on the Company’s results. The Company’s critical accounting estimates, which relate to student loan securitizations and allowance for loan losses, are described fully in the Company’s 2006 Annual Report on Form 10-K. The following section highlights changes in the critical accounting estimates.

Student loan securitizations

The Company securitizes student loan assets as a means to access competitive financing rates in the market and provide an alternative source of funding. Initial and subsequent measurements of the fair value of retained interests in securitized assets are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, average loan life, anticipated prepayment rates and borrower benefits are key assumptions utilized to measure the fair value of retained interests. These assumptions are updated on a quarterly basis to reflect current market conditions. During the third quarter of 2007, events occurred which required changes to certain assumptions. The enactment of the CCRA Act, which eliminated the EP program, resulted in an increase in the anticipated net credit losses for the FFEL Program Consolidation Loan securitization trusts and a $10 million reduction in the fair value of the Company’s retained interests. In addition, changes in the interest rate environment during the third quarter of 2007 resulted in a $29 million reduction in the fair value of the Company’s retained interests. Future changes in prevailing market conditions or the regulatory environment could result in further writedowns of the Company’s retained interests.

Allowance for loan losses

Most of the Company’s loans have loss guarantees from the U.S. government or private insurance coverage which reduce the Company’s exposure to loan losses. The allowance provides a reserve for estimated losses on the portion of the student loan portfolio that is not covered by such guarantees or insurance. The CCRA Act’s elimination of the EP program increased the Company’s anticipated net credit losses and resulted in an $8 million increase in the allowance for loan losses. Future changes in loss rate experience or the regulatory environment could result in further increases in the allowance for loan losses.

Accounting Changes and Future Application of Accounting Standards

See Note 2 to the consolidated financial statements for a discussion of new accounting standards.

Financial Condition

Loans

At September 30, 2007, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, an inventory of loans held for sale and related deferred costs. See Note 3 to the consolidated financial statements for a presentation of the loan portfolio by program type. Balances related to the Company’s owned and managed loan portfolios are summarized below:

(Dollars in millions)	September 30, 2007	December 31, 2006
Average owned loans (year to date)	$22,749	$25,355
Owned loans at end of period	23,448	21,289
Average managed loans (year to date)	35,089	32,403
Managed loans at end of period	36,134	33,664

Loan Disbursement and Procurement Activity

The Company makes loans through retail, direct-to-consumer and wholesale channels. The retail channel represents loan activity directed by the Company’s retail sales force and is initiated primarily through the Company’s relationships with schools and universities. Retail volume consists primarily of FFEL Program Stafford and PLUS loans and CitiAssist loans. Loan consolidation and other secondary market volume represents loan activity initiated outside the retail channel, through activities such as direct marketing to consumers or purchases of loans originated by other lenders, and is comprised primarily of FFEL Program Stafford, PLUS and Consolidation Loans. Details of the Company’s origination activity are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2007	2006	2007	2006
Retail:
FFEL Program Stafford and PLUS Loan originations	$1,656	$1,307	$3,750	$3,095
CitiAssist Loans disbursed under commitments to purchase(1)	614	682	1,500	1,463
Total Retail	2,270	1,989	5,250	4,558
Loan consolidation and other secondary market volume	853	2,179	1,999	4,370
Total Originations	$3,123	$4,168	$7,249	$8,928

(1)	These amounts represent CitiAssist Loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The $655 million increase in FFEL Program Stafford and PLUS loan originations for the nine month period ended September 30, 2007, compared to the same period of 2006, is primarily attributable to the success of ongoing marketing initiatives, as well as overall growth in the marketplace. The $37 million increase in CitiAssist Loan disbursements for the nine month period ended September 30, 2007 compared to the same period last year resulted from increasing borrower demands for private education financing above the statutory limits provided by the FFEL Program partially offset by the shift in volume to the Graduate PLUS loan product introduced in 2006.

In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA through an intercompany agreement. Following full disbursement, the Company purchases all CitiAssist Loans from CBNA. See Note 6 to the consolidated financial statements for further information regarding the Company’s purchases of CitiAssist Loans from CBNA. CitiAssist Loans do not carry federal government guarantees, but generally carry private insurance. At September 30, 2007 and 2006, $615 million and $655 million, respectively, of CitiAssist Loans were owned and held by CBNA.

Approximately half of the loan consolidation and other secondary market volume presented in the table above for the nine month periods ended September 30, 2007 and 2006, respectively, were consolidations of student loans already held in the Company’s loan portfolio. The decrease in loan consolidation and other secondary market volume is within expectations due to the difference in the interest rate environment during the first nine months of 2007 as compared to the same period of 2006.

Generally, loans are not specifically purchased or originated for resale, and are recorded in the Company’s held portfolio.  However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified as held for sale.

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

The Company’s allowance for loan losses and current period provision for loan loss expense increased significantly as compared to both the prior quarter and the same quarter of the prior year. There are two primary factors driving this increase  Seasoning of the uninsured private loan portfolio resulted in higher losses, which increased current period charge-offs as well as the required loan loss allowance. In addition, the CCRA Act cut default claim reimbursements by eliminating the EP program, which  increased the Company’s allowance for loan losses by $8 million.  See Regulatory Impacts on page 25 for further information about the CCRA Act. Each of these factors is expected to continue to adversely impact the Company’s provision for loan losses.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period
FFEL Program	$4,700	$5,519	$6,911	$1,993
CitiAssist	10,711	4,417	7,286	2,997
	15,411	9,936	14,197	4,990
Provision for loan losses
FFEL Program	11,671	3,170	12,540	6,720
CitiAssist	9,748	3,895	23,302	11,786
	21,419	7,065	35,842	18,506
Charge offs
FFEL Program	(2,731)	(2,316)	(5,307)	(2,346)
CitiAssist	(7,489)	(3,776)	(17,320)	(11,075)
	(10,220)	(6,092)	(22,627)	(13,421)
Recoveries
FFEL Program	-	1	-	7
CitiAssist	1,791	467	3,912	1,295
	1,791	468	3,912	1,302
Other (1)
FFEL Program	(771)	-	(1,275)	-
CitiAssist	-	-	(2,419)	-
	(771)	-	(3,694)	-
Balance at end of period
FFEL Program	12,869	6,374	12,869	6,374
CitiAssist	14,761	5,003	14,761	5,003
	$27,630	$11,377	$27,630	$11,377

(1)	Represents reserve amounts associated with loans sold or reclassified as held-for-sale.

Private Education Loans in Repayment

The Company’s private education loan portfolios are not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, most of these loans are insured by either Arrowood Indemnity Company (Arrowood), formerly Royal Indemnity Company, or United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC).  Arrowood is part of Arrowpoint Capital Corp.

These third-party entities insure the Company against loss in cases of borrower loan default, bankruptcy or death.  Under the Arrowood program, private education loans that are submitted for default claim are generally subject to a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UGCIC/NHIC program, defaults are generally subject to risk-sharing deductibles between 10% and 20% of the claim amounts.  UGCIC/NHIC insures most of the Company’s new private education loan originations.  UGCIC is rated Aa2 by Moody’s and NHIC is rated AA+ / Stable by Standard & Poor’s as of September 30, 2007.

Private education loan delinquencies impact earnings through charge offs and increased servicing and collection costs. Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Total private education loans (including loans held for sale)	$4,510,506	$3,072,394
Private education loans in repayment	$1,319,651	$1,156,184
Private education loans in forbearance(1)	$150,748	$81,761
Private education loans delinquent 30 - 89 days as a % of total private education loans in repayment	3.9%	2.6%
Private education loans delinquent 90 days or greater as a % of total private education loans in repayment	1.7%	2.6%
Allowance for loan losses for private education loans	$14,761	$7,286
Total private education loans insured by third parties	$3,693,694	$2,410,142
Total uninsured private education loans	$816,812	$662,252

(1) Changes from December 31, 2006 to September 30, 2007 are due primarily to seasonality.

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. Such risk-sharing agreements covered $505 million and $501 million of uninsured private education loans as of September 30, 2007 and December 31, 2006, respectively. The Company is exposed to losses of up to 100% on uninsured loans that do not have risk-sharing agreements.

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and special allowance payments (SAP) from the federal government, securitizations and the Omnibus Credit Agreement are the Company’s primary sources of cash. The Company’s primary uses of cash are new loan originations and purchases, funding operating expenses and repayment of debt.  The Company’s current funding sources are sufficient to meet the Company’s cash needs for operational activities, including debt service, for the foreseeable future.

The Company had loan purchase commitments of $1.3 billion and loan disbursement commitments of $1.7 billion at September 30, 2007. Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At September 30, 2007, these organizations have unused lines of credit of $210 million available to them. In addition, the Company had loan sale commitments of $314 million at September 30, 2007.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	Nine months ended September 30,
	2007	2006
Student loan yield	7.37%	7.19%
Consolidation loan rebate fees	(0.41)	(0.43)
Accreted interest on residual interests	0.25	0.08
Amortization of deferred loan origination and purchase costs	(0.46)	(0.57)
Net yield	6.75	6.27
Cost of funds	(5.05)	(4.63)
Net interest margin	1.70%	1.64%

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for the federal government’s SAP.  Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP. The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will be gradual as the amount of loans originated after October 1, 2007 increases. See Regulatory Impacts on page 25 for information on the CCRA Act.

The Company’s net interest margin increased slightly during the nine months ended September 30, 2007 compared to the same period last year due to increases in interest earned that outpaced increases in funding costs. At September 30, 2007 and 2006, the outstanding borrowings had contractual weighted average interest rates of 5.4% and 5.3%, respectively.

Rate/Volume Analysis

The following table shows the contribution to year-over-year changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	Nine months ended September 30, 2007 vs. the nine months ended September 30, 2006
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$(135.4)	$85.5	$(49.9)
Interest bearing liabilities	(104.7)	78.5	(26.2)
Net interest income	$(30.7)	$7.0	$(23.7)

Quarter Ended September 30, 2007

Net interest income

Net interest income for the quarter ended September 30, 2007 was $100 million as compared to $98 million for the quarter ended September 30, 2006.  The $2 million or 2% increase is primarily due to the increase in net interest margin, partially offset by decreasing loan portfolio balances. See Factors Affecting Net Interest Income above for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized totaled $16 million for the quarter ended September 30, 2007 as compared to $81 million for the quarter ended September 30, 2006.  The $65 million decrease is primarily due to a $75 million gain on loans securitized during the quarter ended September 30, 2006, while there were no securitizations during the quarter ended September 30, 2007.

Fee and other (loss)/income

Fee and other (loss)/income for the quarter ended September 30, 2007 was a loss of $10 million, compared to a loss of $2 million for the quarter ended September 30, 2006.  The increased loss of $8 million was primarily due to the decline in the fair market value of the Company’s residual interests by $23 million, partially offset by a lower loss on derivative market valuations of $7 million and higher servicing revenue from trusts of $8 million.

Operating expenses

Total operating expenses for the quarters ended September 30, 2007 and 2006 were $44 million.  This remained flat despite an overall 8% increase in the Company’s managed portfolio.  The operating expense ratio, calculated by dividing operating expenses by average managed loans for the quarter ended September 30, 2007 was 0.49%, a decrease of four basis points from the same period in 2006.

Provision for loan losses

Provision for loan losses were $21 million for the quarter ended September 30, 2007 as compared to $7 million for the quarter ended September 30, 2006.  The $14 million increase is primarily due to the CCRA Act’s elimination of the EP program.  See Regulatory Impacts on page 25 for additional information on the CCRA Act and other legislation.  The increase was also affected by higher loss rates, especially in the non-insured private loan portfolio.

Income taxes

Income taxes for the quarter ended September 30, 2007 totaled $16 million, compared to $48 million for the quarter ended September 30, 2006. The effective tax rate was 38.6% for the third quarter in 2007 as compared to 38.2% for the same period of 2006. The increase in the tax rate was primarily due to a reduction in the Texas statutory tax rate in the third quarter of 2006 that did not recur in 2007.

Nine Months Ended September 30, 2007

Net interest income

Net interest income for the nine months ended September 30, 2007 was $297 million as compared to $321 million for the nine months ended September 30, 2006.  The $24 million or 7% decrease was mainly the result of declining loan portfolio balances. See Factors Affecting Net Interest Income above for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized totaled $85 million for the nine months ended September 30, 2007 as compared to $170 million for the nine months ended September 30, 2006.  The $85 million decrease reflects the impact of lower securitizations as compared to the same period of last year.

Fee and other (loss)/income

Fee and other (loss)/income for the nine months ended September 30, 2007 was $14 million of income, compared to $17 million of income for the nine months ended September 30, 2006.  The $3 million or 16% decrease was primarily due to a $28 million increase in losses due to changes in the fair market value of the Company’s retained interests and derivatives, partially offset by a $27 million increase in servicing revenue, reflecting the growth of the Company’s managed loan portfolio.

Operating expenses

Total operating expenses for the nine months ended September 30, 2007 was $134 million as compared to $122 million for the nine months ended September 30, 2006.  The $12 million or 10% increase was primarily due to a decrease in expense deferrals relating to capitalizable internally developed software projects as well as incremental costs to originate, service and administer the larger managed loan portfolio. The increase was also affected by the Company’s $2 million voluntary contribution to a national fund for the purpose of educating high school seniors and their parents on the subject of financing higher education. The operating expense ratio, calculated by dividing operating expenses by average managed loans, was 0.51% for the first nine months of 2007, which was unchanged from the same period of 2006.

Provision for loan losses

Provision for loan losses was $36 million for the nine months ended September 30, 2007 as compared to $19 million for the nine months ended September 30, 2006.  The $17 million increase was due primarily to the reduction in FFEL Program reimbursement rates due to regulatory changes.  The increase was also due to higher loss rates, especially in the non-insured private loan portfolio.

Income taxes

Income taxes for the nine months ended September 30, 2007 totaled $87 million, compared to $142 million for the nine months ended September 30, 2006. The effective tax rate decreased slightly from 38.6% for the first nine months of 2006 to 38.3% for the same period of 2007. The decrease in the tax rate was primarily due to a decrease in the New York State statutory tax rate in 2007.

Regulatory Impacts

Legislative Activity

The CCRA Act was signed into law on September 27, 2007 with many of its provisions effective October 1, 2007.   Some of the provisions of this new law will have an adverse impact on the financial condition and results of operations of the Company by decreasing net interest income and fair value of residual interests and increasing the provision for loan losses.

The CCRA Act (H.R. 2669) provisions:

•	Reduce the Undergraduate Subsidized Stafford interest rate from 6.80% to 3.40% over the next five years, with the rate returning to 6.80% on July 1, 2012.
•
Reduce lender SAP for new loans originated on or after October 1, 2007 to 1.19% for Stafford Loans not in repayment, 1.79% for Stafford Loans in repayment and PLUS Loans, and 2.09% for Consolidation Loans. This represents a 55 basis point reduction for Stafford and Consolidation Loans and an 85 basis point reduction for PLUS Loans.

•	Limit lender reinsurance to 97% for most claims filed on or after October 1, 2007 by eliminating the EP program, with a further reduction to 95% for loans made on or after October 1, 2012.
•	Increase the lender fee from 0.50% to 1.00% for new loans originated on or after October 1, 2007.
•
Create an income-based repayment plan for most FFELP borrowers (currently an income-contingent repayment plan is only available to Direct Lending borrowers).  The new plan provides a monthly repayment cap of 15% of the amount by which a borrower’s adjusted gross income exceeds 150% of the poverty line, and forgives remaining debt after 25 years of repayment.

•	Require the Department of Education to conduct a pilot program for an auction of eligible Federal PLUS loans (limited to parent PLUS loans) beginning on July 1, 2009.

On July 24, 2007, the Senate approved S. 1642, the Higher Education Amendments of 2007, which provides for disclosures regarding the relationships, if any, between lenders and the borrower’s educational institution as well as limiting gifts, services or other contributions of value by a lender which has a relationship with an educational institution, a phase out of the school as lender program and the creation of a clearinghouse for comparison of student loan products.  Other bills pending in the U.S. Congress such as H.R. 3746, The College Access and Opportunity Act, H.R. 890, The Student Loan Sunshine Act, and The Private Student Loan Transparency and Improvement Act, a proposed amendment to S. 1642, would, if enacted, alter certain provisions of the Higher Education Act and the Truth in Lending Act.  Additional legislation may be enacted in the future that could further impact student loan lending.

Ongoing Inquiries into the Student Loan Industry

Since March 2007, the Company has been responding to and cooperating with a number of inquiries into the student loan industry. Several U.S. Congressional committees and the U.S. Department of Education commenced investigations of the student loan industry. The Company is responding to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general and certain federal authorities are also conducting investigations and/or have served formal or informal requests for information upon the Company.

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

The following table reflects amounts related to the Company’s securitizations:

(Dollars in millions)	September 30, 2007	December 31, 2006
Total student loan assets in trusts	$12,686	$12,375
Residual interests	565	546
Servicing assets	171	169
Amounts receivable from trusts for servicing	6	4
Amounts payable to trusts for student loan payments	13	12

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

	September 30,		September 30,
(Dollars in millions)	2007		2006
100 basis points	Increase	Decrease	Increase	Decrease
Change in net interest income	$(6.1)	$20.8	$19.2	$29.3

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following represents changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This information should be read in conjunction with the Annual Report on Form 10-K and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 25.

Regulatory considerations
As a leading originator and owner of student loans insured under the Higher Education Act, the Company’s financial results and business are largely affected by the provisions of the Higher Education Act. Amendments to the Higher Education Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways.  In recent years, many changes to the Higher Education Act have been implemented that adversely impact the operating environment of the Company and its financial results. Certain amendments to the Higher Education Act governing the Federal Family Education Loan (FFEL) Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and lending regulations, including, specifically with respect to the Company's CitiAssist loan portfolio, certain state usury laws and related regulations,  and many other lending laws. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action lawsuits.

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. The Deficit Reduction Act, enacted in 2006, imposed a 1% risk-sharing provision on default claims submitted on loans serviced by Exceptional Performers, such as the Company.  During 2007, the College Cost Reduction and Access Act of 2007 (CCRA Act) was passed into law, which contains provisions that are effective beginning in the fourth quarter of 2007. Prior to the CCRA Act, the Company received 99% default reimbursement on FFEL Program loans. The CCRA Act eliminates the Exceptional Performer (EP) program, thereby decreasing the Company’s reimbursement rates on FFEL Program loans. For substantially all claims filed after October 1, 2007, the Company will receive 97% or 98% reimbursement, depending on the origination date of the loan, which has resulted in increases to the Company’s allowance for loan losses and decreases in the fair value of its residual interests in securitized loans. The CCRA Act will result in further increases to the Company’s allowance for loan losses and decreases in net interest income and may negatively impact the Company’s retained interest valuation. In addition, Congress and the offices of various states’ attorneys general and federal authorities have announced that they are conducting investigations into student lending. For further information on the impact of legislative and regulatory changes, see Regulatory Impacts on page 25. Future regulatory changes cannot be predicted and could have a material adverse impact on the Company’s financial condition or results of operations.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2007

The Student Loan Corporation

By	/s/ Daniel P. McHugh
Daniel P. McHugh Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2
By-Laws of the Company, as amended through August 3, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-11616).

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