Form 10-K
period 2007-12-31
STUDENT LOAN CORP
filed 2008-02-26
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-K
__________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  "large accelerated filer," "accelerated filer,"and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was $815,600,000, (based on 4,000,000 shares held by non-affiliates and a closing sale price of $203.90 per share as reported for the New York Stock Exchange).

As of February 22, 2008, there were 20,000,000 shares of The Student Loan Corporation’s common stock outstanding.

Available on the World Wide Web at www.studentloan.com

Documents incorporated by Reference:

Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 15, 2008 are incorporated by reference into Part III of this Form 10-K.

CONTENTS

2	Management’s Discussion and Analysis
21	Other Business and Industry Information
27	Risk Factors
36	Management’s Report on Internal Control over Financial Reporting
37	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
38	Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
39	Consolidated Financial Statements
43	Notes to Consolidated Financial Statements
66	Securities and Exchange Commission Information
67	Exhibits and Financial Statement Schedules
68	10-K Cross Reference Index
70	Directors and Executive Officers
71	Stockholder Information
73	Exhibit Index

FINANCIAL HIGHLIGHTS
	YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
STATEMENTS OF INCOME DATA
Net interest income	$389	$412	$493	$561	$455
Gains on loans sold and securitized	112	216	153	23	–
Total operating expenses	180	166	149	132	114
Net income	183	287	309	285	212
BALANCE SHEETS DATA (as of December 31)
Loans	$22,034	$21,289	$25,146	$24,889	$23,225
Total assets	23,780	22,637	25,988	25,453	23,704
Short-term borrowings	13,373	11,137	10,781	20,986	9,973
Long-term borrowings	8,100	9,200	13,200	2,800	12,350
Total stockholders’ equity	1,624	1,553	1,362	1,147	931
EARNINGS DATA
Cash dividends declared per common share	$5.59	$4.98	$4.32	$3.60	$3.08
Basic earnings per common share	$9.13	$14.34	$15.45	$14.25	$10.61
Net interest margin (1)	1.66%	1.61%	1.87%	2.28%	2.04%
Total operating expenses as a percentage of average managed loans	0.51%	0.51%	0.51%	0.53%	0.50%
Return on average equity	11.5%	19.8%	24.8%	27.3%	24.9%
OTHER
Average interest bearing assets	$23,395	$25,624	$26,398	$24,594	$22,288
Average managed loans	35,408	32,403	29,237	25,158	22,689
FFEL Program Stafford and PLUS Loan disbursements	4,601	3,782	3,225	3,057	2,717
CitiAssist® Loans disbursed under commitments to purchase (2)	1,755	1,781	1,628	1,392	1,104
FFEL Program Consolidation Loans volume and other FFEL Program loan purchases	2,389	5,409	5,976	3,381	2,970
Book value per share (as of December 31)	$81.21	$77.67	$68.09	$57.35	$46.57
Common stock price (3)
High	$216.06	$241.00	$241.50	$186.69	$146.00
Low	$106.75	$160.65	$162.50	$130.31	$90.91
Close (as of December 31)	$110.00	$207.30	$209.23	$184.00	$146.00
Total number of employees (as of December 31)	583	571	551	526	466

(1) Amount is calculated by dividing annual net interest income by average interest bearing assets for the period.
(2) CitiAssist Loans are originated by Citibank, N.A. and the Company is committed to purchase the loans after final disbursement.
(3) Common stock price is based on The New York Stock Exchange composite listing.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

See Glossary starting on page 32 for a description of certain terms used in this Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 31.

Management’s Discussion and Analysis provides The Student Loan Corporation’s (the Company) perspective on its operations and its current business environment, including the following:

Business Overview – a general description of the Company’s business and the impacts of market conditions on the business.

2007 in Summary – an outline of key events affecting 2007.

Critical Accounting Estimates – an overview of accounting policies that require critical judgments and estimates.

Accounting Changes and Future Application of Accounting Standards – a summary of new accounting standards.

Financial Condition – a discussion and analysis of the Company’s products, disbursement and procurement activity, allowance for loan losses, and private education loans.

Results of Operations – an analysis of the Company’s results of operations for the years ended December 31, 2007, 2006 and 2005.

Liquidity and Capital Resources – an analysis of historical information regarding sources and uses of cash and capital obligations.

Related Party Transactions – a discussion of significant transactions carried out between the Company and Citigroup Inc. (Citigroup) and/or its affiliates, including Citibank, N.A. (CBNA).

Regulatory Impacts – a discussion of legislative activities that affect the student loan industry.

Risk Management – a description of activities the company has undertaken to help manage credit, operating and market risks.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans offering a full array of student loan products to students and their parents. The majority of the Company’s loans are guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services FFEL Program loans through a trust agreement with CBNA, an indirect wholly owned subsidiary of Citigroup and the Company’s principal shareholder. The Company also originates through CBNA and holds private education loans that are not insured under the FFEL Program, including CitiAssist Loans and Private Consolidation loans. The Company is committed to providing exceptional service to borrowers and schools and offering competitive and innovative products to students and their families. The Company differentiates itself from its competitors by offering life of loan servicing on most loans.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. CBNA owns 80% of the Company’s common stock.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on the 90-day Commercial Paper rate, the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (primarily based on LIBOR).  The earnings spread between the interest earned and the interest expense incurred represents net interest income. Net interest income is impacted by spread changes between the 90-day Commercial Paper rate, the prime rate or the 91-day Treasury Bill rate and LIBOR, as well as portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to interest rate fluctuations.

Loan securitizations and whole loan sales contribute significantly to the Company’s earnings.  From year to year, the Company’s earnings are impacted by the number and size of asset sales and securitizations, which fluctuate based on current market conditions and the Company’s operational strategies.

The Company’s earnings are also impacted by valuation changes on its retained interests from securitizations, which fluctuate based on factors such as interest rate changes, prepayment speeds, default rates and regulatory changes.  Other factors that may impact earnings are loan servicing revenue and loan servicing costs, changes in applicable laws and regulations, prepayment rates on student loans including those resulting from student loan consolidations, the number of borrowers qualifying for borrower benefits, alternative financing options available to students and their parents, and competition.

For additional information about the Company’s business, see pages 21 through 26.

2007 in Summary

Net income was $183 million, or $9.13 per share, for the year ended December 31, 2007. During the year, the Company securitized $2.9 billion of loans.  These securitizations generated gains of $71 million. Securitizations also resulted in a year-over-year decrease in average student loan balances.  The decrease in net interest income during 2007 was primarily due to this decrease in average student loan balances, though a portion of the impact was offset by an increase in net interest margin of five basis points from 1.61% in 2006 to 1.66% in 2007.

During the twelve-month period ended December 31, 2007, the Company’s managed student loan portfolio grew by $2.8 billion (8%) to $36.5 billion reflecting the continued success of the Company’s origination efforts.  The managed portfolio includes $22.0 billion of Company owned loan assets and $14.5 billion of loans serviced on behalf of securitization trusts and certain other lenders.  Originations for the year included retail FFEL Program Stafford and PLUS originations of $4.6 billion, a 22% increase from 2006. The Company also made new CitiAssist Loan commitments of $1.8 billion, down 1% compared to the prior year, due largely to a shift in certain volume to the FFEL Program as borrowers increasingly took advantage of the Graduate PLUS loan product introduced in 2006.  Loan consolidation and other secondary market activities contributed approximately $2.4 billion of loans to the Company’s student loan portfolio during 2007.

During 2007, the College Cost Reduction and Access Act (CCRA Act), which contains certain provisions that became effective in the fourth quarter of 2007, was passed into law.  Prior to enactment of the CCRA Act, the Company received 99% default reimbursement on FFEL Program loans by qualifying as an Exceptional Performer (EP). The EP designation was granted by the Department of Education in recognition of an exceptional level of performance in servicing federally guaranteed student loans. The CCRA Act eliminated the EP program, thereby decreasing the Company’s reimbursement rates on FFEL Program loans. For substantially all claims filed after October 1, 2007, the Company will receive a 97% or 98% reimbursement rate, depending on the origination date of the loan. The CCRA Act also provides for a further reduction in the reimbursement rate to 95% for new loans disbursed on or after October 1, 2012. The Company significantly increased its allowance for loan losses and current period provision for loan loss expense in 2007 compared to 2006 primarily as a result of these changes in the CCRA Act and expected higher losses in its private uninsured loan portfolio as a larger percentage of that portfolio moves into repayment. The U.S. economy began to show signs of weakness in the fourth quarter of 2007. To the extent that these conditions continue or worsen, the Company may experience an increase in defaults and loan losses.

Other provisions of the CCRA Act for new loans originated on or after October 1, 2007 include an increase in lender fees from 0.5% to 1.0% and a reduction in special allowance payments of 55 basis points for Stafford and Consolidation Loans and 85 basis points for PLUS Loans.  These provisions had an adverse effect on the Company’s financial position and results of operations, specifically net interest income, provision for loan losses and residual interests in securitized loans during the year ended December 31, 2007.  The CCRA Act  will also have a prospective adverse impact on the Company's net interest margin, provision for loan losses and gains on loans securitized.  See Regulatory Impacts on page 16 for more information regarding recent legislative activity.

The Company decreased its securitization volume during the third and fourth quarters of 2007 due to dislocation and illiquidity in the asset-backed securities and credit markets. As a result, gains on loans securitized decreased significantly in 2007 compared to 2006. Securitization volume in 2008, if any, will depend on market conditions and the Company's business requirements. The Company expects market conditions to remain challenging. Gains on loans securitized under such conditions will be reduced significantly or possibly eliminated. In addition, such conditions may increase the Company's cost of funds under the Omnibus Credit Agreement with CBNA, which is negotiated on a borrowing by borrowing basis. See Risk Factors on page 27.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition. Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ from those estimates. The most significant of these critical estimates and judgments are those used to account for student loan securitizations and allowance for loan losses. See the Notes to the Consolidated Financial Statements for more information on the Company’s accounting estimates.

Student loan securitizations

The Company securitizes student loan assets as a means of accessing competitive financing rates in the market and providing an alternative source of funding. Initial and subsequent measurements of the fair value of retained interests in securitized assets are performed using a discounted cash flow model. The discount rate, basis spreads, anticipated net credit loss rate, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of retained interests. These assumptions are subject to change due to various factors such as regulatory changes and fluctuations in market conditions. In addition, due to the long expected lives of these retained interests, which have weighted-average lives of up to ten years, the Company is required to make assumptions about borrower behavior and market conditions far into the future, thereby increasing the likelihood that actual events may differ from the Company’s assumptions. Accordingly, these assumptions are continually monitored by management and are updated on a quarterly basis in an effort to reflect current market conditions.  Future changes in prevailing market conditions or the regulatory environment could result in write downs of the Company’s retained interests. For further information on the impact of the Company’s assumptions and estimates related to student loan securitizations, see Note 14 to the Consolidated Financial Statements.

The Financial Accounting Standards Board (FASB) is currently working on amendments to the accounting standards governing asset transfers and securitization accounting.  Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures.  The Securities and Exchange Commission (SEC) has requested that the FASB complete its deliberations by the end of 2008.  Due to the FASB’s ongoing deliberations, the Company is unable to determine the effect of future amendments at this time.

Allowance for loan losses

The allowance provides a reserve for estimated losses on the Company’s student loan portfolio. Loss guarantees from the U.S. government or private insurance coverage partially mitigate the Company’s exposure to loan losses. The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s FFEL Program and private education loan portfolios. Losses are estimated from historical delinquency and credit loss experience, which are updated for recent performance and then applied to the current aging of the portfolio. Excluding special circumstances, such as regulatory changes, the allowance for loan losses typically follows the seasonality of the repayment cycle of the loan portfolio. For example, delinquent loan balances increase as a result of large numbers of graduating students entering repayment in November and June.

The CCRA Act’s elimination of the EP program during 2007 increased the Company’s anticipated net credit losses and resulted in an approximate $8 million increase in the allowance for loan losses. The remaining $20 million increase in the allowance for loan losses is primarily due to the uninsured private education loan portfolio. The Company expects that losses from the uninsured private education loan portfolio will continue to increase during 2008 as a larger percentage of the portfolio moves into repayment. In addition, a continuation or deterioration of economic conditions in the U.S. would likely result in a further increase in net credit losses, particularly from the uninsured private education loan portfolio.

Effective January 1, 2008, the Company has decided not to insure new CitiAssist Loan originations. The Company expects that the resulting increase in credit losses will be more than offset by decreases in insurance premiums paid.

Government risk-sharing provisions applicable to FFEL Program loans, changes in the quality of loans moving into repayment, changes in the U.S. economy that impact borrowers’ ability to repay their loans and changes in the Company’s collections strategies could impact delinquency rates and credit loss rates. To the extent that future changes in any of these factors differ materially from the Company’s current estimates, further changes in the allowance for loan losses may result. For more information on the allowance for loan losses, see Notes 1 and 2 to the Consolidated Financial Statements.

Accounting Changes and Future Application of Accounting Standards

See Note 1 to the Consolidated Financial Statements for discussion of accounting changes and future applications of accounting standards.

Consolidated Financial Condition and Results of Operations

Financial Condition

Loans

At December 31, 2007, the Company’s student loan assets, including deferred costs, were comprised of FFEL Program loans, private education loans and an inventory of loans held for sale. See Note 2 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

(Dollars in millions)	2007	2006

Average owned loans for the years ended	$22,825	$25,355
Owned loans at December 31	22,034	21,289
Average managed loans for the years ended	35,408	32,403
Managed loans at December 31	36,510	33,664

The table below shows the aggregate activity in the Company’s loan portfolios:

(Dollars in millions)	2007	2006

Balance at beginning of period	$21,289	$25,146
FFEL Program Stafford and PLUS Loan disbursements	4,601	3,782
Secondary market and other loan procurement activities	4,211	7,137
Loan reductions (1)	(3,410)	(6,127)
Loan securitizations, including deferred costs	(2,931)	(7,878)
Loan sales, including deferred costs	(1,758)	(881)
Deferred costs and other adjustments	32	110
Balance at end of period	$22,034	$21,289

(1) Loan reductions are attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors.

Loan Disbursements and Procurement Activity

The Company makes loans through retail, direct-to-consumer and wholesale channels. The retail channel represents loan activity directed by the Company’s retail sales force and is initiated primarily through the Company’s relationships with schools and universities. Retail volume consists primarily of FFEL Program Stafford and PLUS Loans and CitiAssist Loans. Loan consolidations and other secondary market volume represent loan activity initiated outside the retail channel, through activities such as direct marketing to consumers or purchases of loans originated by other lenders and is comprised primarily of FFEL Program Stafford, PLUS and Consolidation Loans.

Details of the Company’s origination activity are presented in the table below:

(Dollars in millions)	2007	2006	Difference	% Change
Retail:
FFEL Program Stafford and PLUS Loan originations	$4,601	$3,782	$819	22%
CitiAssist Loans disbursed under commitments to purchase(1)	1,755	1,781	(26)	(1)%
Total Retail	6,356	5,563	793	14%
Loan consolidation and other secondary market volume	2,389	5,409	(3,020)	(56)%
Total Originations	$8,745	$10,972	$(2,227)	(20)%

(1) These amounts represent CitiAssist Loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The FFEL Program loan disbursements increase of $819 million in 2007 compared to 2006 is primarily attributable to ongoing marketing initiatives, overall growth in the marketplace, and a shift in volume to the Graduate PLUS loan product from CitiAssist Loans.  The Graduate PLUS Loan program, introduced in 2006, was the primary driver of the $26 million decrease in CitiAssist Loan disbursements in 2007 compared to 2006.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  Following final disbursement, the Company purchases all private education loans from CBNA.  At December 31, 2007 and 2006, the private education loans disbursed and still held by CBNA were $669 million and $797 million, respectively.

Approximately half of the loan consolidation and other secondary market volume presented in the table above for 2007 and 2006 represents consolidations of student loans already held in the Company’s loan portfolio. The decrease in loan consolidation and other secondary market volume is reflective of the changing interest rate and regulatory environments during 2007 compared to 2006 and is expected to continue in the near term.

Generally, loans are not specifically purchased or originated for resale, and accordingly are recorded in the Company’s held portfolio.  However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified as held for sale.

Allowance for loan losses

The Company’s allowance for loan losses and current period provision for loan loss expense increased significantly compared to the prior year. There are two primary factors driving this increase. Seasoning of the uninsured private education loan portfolio resulted in higher losses, which increased current period charge offs as well as the required loan loss allowance. In addition, the CCRA Act cut default claim reimbursements by eliminating the EP program, which increased the Company’s allowance for loan losses by approximately $8 million.  See Regulatory Impacts on page 16 for further information about the CCRA Act.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	2007	2006	2005

Balance at beginning of period
FFEL Program	$6,911	$1,993	$1,753
CitiAssist	7,286	2,997	3,293
	$14,197	$4,990	$5,046
Provision for loan losses
FFEL Program	$15,458	$8,289	$4,110
CitiAssist	44,462	17,881	9,047
	$59,920	$26,170	$13,157
Charge offs
FFEL Program	$(8,403)	$(3,380)	$(4,024)
CitiAssist	(27,642)	(16,244)	(10,800)
	$(36,045)	$(19,624)	$(14,824)
Recoveries
FFEL Program	$–	$9	$154
CitiAssist	5,697	2,652	1,457
	$5,697	$2,661	$1,611
Other (1)
FFEL Program	$(1,654)	$–	$–
CitiAssist	–	–	–
	$(1,654)	$–	$–
Balance at end of period
FFEL Program	$12,312	$6,911	$1,993
CitiAssist	29,803	7,286	2,997
	$42,115	$14,197	$4,990

(1)	Represents reserve amounts associated with loans securitized.

Private Education Loans in Repayment

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company has purchased private insurance on certain of these loans through either Arrowood Indemnity Company (Arrowood), or United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC).  Arrowood was formerly the Royal Indemnity Company and is a part of Arrowpoint Capital Corp. UGCIC and NHIC are subsidiaries of American International Group (AIG).

These insurance providers insure the Company against loss in cases of borrower loan default, bankruptcy or death.  Under the Arrowood program, private education loans that are submitted for default claim are generally subject to a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UGCIC/NHIC program, defaults are generally subject to risk-sharing deductibles between 10% and 20% of the claim amounts.  UGCIC/NHIC insured most of the Company’s new private education loan originations during 2006 and 2007.  UGCIC is rated Aa2 / Stable by Moody’s and NHIC is rated AA+ / Stable by Standard & Poor’s as of December 31, 2007.  In February 2008, Moody’s changed UGCIC’s outlook to Negative from Stable while the rating remained unchanged at Aa2.  Arrowood is not rated and carries a higher risk that it will be unable to fulfill its contractual obligations under these insurance agreements.

For UGCIC/NHIC insured loans originated since the second quarter of 2003, the Company is insured for losses up to contractual maximum portfolio loss limits that range from 12.5% to 13.5%. If cumulative portfolio losses exceed these limits, the Company is exposed to 100% of subsequent losses. The Company does not expect to exceed these maximum portfolio loss limits. For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require limited additional premium payments to be made in the future should performance be worse than the established parameters. Effective January 1, 2008, the Company will no longer insure new CitiAssist Loan originations.   The Company expects that these losses will be more than offset by decreases in insurance premiums paid.  Private education loan defaults impact earnings through charge offs and increased servicing and collection costs.

 Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	December 31
	2007			2006
(Dollars in thousands)	Insured	Uninsured	Total	Insured	Uninsured	Total

Total private education loans	$3,869,945	$826,392	$4,696,337	$2,409,964	$662,430	$3,072,394
Private education loans in repayment	1,443,110	494,093	1,937,203	733,330	422,854	1,156,184
Private education loans in forbearance(1)	147,243	22,841	170,084	66,633	15,128	81,761
Percent of private education loans that are delinquent 30-89 days	2.4%	3.8%	2.8%	2.8%	2.3%	2.6%
Percent of private education loans that are delinquent 90 days or more	1.3%	1.0%	1.2%	3.7%	0.6%	2.6%
Allowance for loan losses	$3,214	$26,589	$29,803	$721	$6,565	$7,286
Private education loans covered by risk-sharing agreements with schools	–	493,296	493,296	–	502,691	502,691

(1) Changes from December 31, 2006 to 2007 are due primarily to seasoning of the portfolio.

Of the $826 million in uninsured loans at December 31, 2007, the Company views approximately $174 million of the amount as higher risk loans made to students attending proprietary schools.  Most of these higher risk loans do not follow the Company’s traditional underwriting process.

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. Under these programs, the school or university takes on a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 2% to 9% or ii) the schools pays 20% to 30% of the total disbursed amount to compensate for future expected losses. Although this reduces the Company’s overall risk, these programs generally transfer less risk than private insurance coverage. Of the $174 million of higher risk loans, $77 million are covered under the risk-sharing agreements described above.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	2007	2006
Student loan yield	7.29%	7.24%
Consolidation loan rebate fees	(0.39)%	(0.42)%
Accreted interest on residual interests	0.25%	0.10%
Amortization of deferred loan origination and purchase costs	(0.47)%	(0.58)%
Net yield	6.68%	6.34%
Cost of funds(1)	(5.02)%	(4.73)%
Net interest margin	1.66%	1.61%

(1) Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for the federal government’s special allowance payment (SAP). Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP. The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will be gradual as the amount of loans originated after October 1, 2007 increases relative to the Company's overall portfolio. See Regulatory Impacts on page 16 for information on the CCRA Act.

The Company’s net interest margin increased slightly during the year ended December 31, 2007 compared to the same period last year due primarily to the increase in accretion on residual interests, reflecting higher retained interest balances, and lower loan origination cost amortization.  This was partially offset by increased funding costs. At December 31, 2007 and 2006, the outstanding borrowings had contractual weighted average interest rates of 5.1% and 5.3%, respectively.

Average Balance Sheet
	AVERAGE BALANCE			INTEREST REVENUE/(EXPENSE)			% AVERAGE RATE
(Dollars in millions)	2007	2006	2005	2007	2006	2005	2007		2006		2005
Assets
Average interest bearing assets	$23,395	$25,624	$26,398	$1,564	$1,625	$1,301	6.68%		6.34%		4.93%
Average non-interest bearing assets	886	749	546
Total average assets	$24,281	$26,373	$26,944	$1,564	$1,625	$1,301	6.44%		6.16%		4.83%
Liabilities
Average interest bearing liabilities	$22,038	$24,218	$25,121	$(1,175)	$(1,213)	$(808)	5.02	%(1)	4.73	%(1)	3.06	%(1)
Average non-interest bearing liabilities	619	690	569
Average equity	1,624	1,465	1,254
Total average liabilities and equity	$24,281	$26,373	$26,944	$(1,175)	$(1,213)	$(808)	4.84%		4.60%		3.00%

Net interest income/margin				$389	$412	$493	1.66%		1.61%		1.87%

(1) Cost of funds was calculated by dividing interest expense by average interest bearing assets.

Rate/Volume Analysis

The following table shows the contribution to year-over-year changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	2007 Compared to 2006			2006 Compared to 2005
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets	$(141)	$80	$(61)	$(38)	$361	$323
Interest bearing liabilities	(109)	71	(38)	(29)	434	405
Net interest income	$(32)	$9	$(23)	$(9)	$(73)	$(82)

2007 Compared to 2006

The Company’s comparisons of financial highlights are as follows:

	Years Ended December 31
(Dollars in thousands)	2007	2006	Favorable/ (Unfavorable) Change	Favorable/ (Unfavorable) % Change
Net interest income	$388,647	$411,530	$(22,883)	(6)%
Provision for loan losses	(59,920)	(26,170)	(33,750)	(129)%
Gains on loans securitized	70,814	189,017	(118,203)	(63)%
Gains on loans sold	41,044	26,813	14,231	53%
Fee and other income	36,301	28,861	7,440	26%
Operating expenses	(179,518)	(165,759)	(13,759)	(8)%
Income taxes	(114,677)	(177,480)	62,803	35%
Net income	$182,691	$286,812	$(104,121)	(36)%

Total operating expenses as a percentage of average managed student loans	0.51%	0.51%	0%
Return on average equity	11.5%	19.8%	(8.3)%
Effective tax rates	38.6%	38.2%	(0.4)%

Net interest income

The decrease in net interest income was primarily due to the decrease in average student loan balances as a result of securitizations, partially offset by an increase in net interest margin of five basis points from 1.61% in 2006 to 1.66% in 2007. See Factors Affecting Net Interest Income on page 9 for further information.

Gains on loans sold and securitized

During 2007 and 2006, the Company sold and securitized $4.6 billion and $8.5 billion, respectively, of student loans. The smaller volume of loans sold and securitized in 2007 resulted in a lower gain compared to 2006. The lower volume of loans securitized resulted from the Company’s election to postpone securitization activities during the third and fourth quarters of 2007 due to dislocation and illiquidity in the asset-backed securities and credit markets.

Fee and other income

The increase in fee and other income was primarily due to a $33 million increase in servicing revenue, reflecting the growth of the Company’s managed loan portfolio, partially offset by a $22 million increase in losses due to changes in the fair market value of the Company’s retained interests and derivatives. See Critical Accounting Estimates on page 4 and Note 14 to the Consolidated Financial Statements for further information regarding the retained interests in securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 12 to the Consolidated Financial Statements.

Operating expenses

The increase in total operating expenses for the year ended December 31, 2007 was primarily due to a decrease in expense deferrals relating to capitalized internally developed software projects. The increase also reflects the additional incremental costs to service and administer the larger managed loan portfolio.

Provision for loan losses

The increase in the provision for loan losses includes $10 million related to the CCRA Act’s elimination of the EP program. The remaining increase is primarily due to continued seasoning of the uninsured private education loan portfolio. See Regulatory Impacts on page 16 for additional information on the CCRA Act and other legislation.

Income taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.  The increase in the tax rate was primarily due to the impact of changes in certain state tax apportionments.

2006 Compared to 2005

The Company’s comparisons of financial highlights are as follows:

	Years Ended December 31
(Dollars in thousands)	2006	2005	Favorable/ (Unfavorable) Change	Favorable/ (Unfavorable) % Change
Net interest income	$411,530	$493,041	$(81,511)	(17)%
Provision for loan losses	(26,170)	(13,157)	(13,013)	(99)%
Gains on loans securitized	189,017	129,578	59,439	46%
Gains on loans sold	26,813	23,137	3,676	16%
Fee and other income/(loss)	28,861	3,106	25,755	829%
Operating expenses	(165,759)	(148,955)	(16,804)	(11)%
Income taxes	(177,480)	(183,255)	5,775	3%
Extraordinary gain, net of taxes(1)	–	5,465	(5,465)	(100)%
Net income	$286,812	$308,960	$(22,148)	(7)%

Total operating expenses as a percentage of average managed student loans	0.51%	0.51%	0%
Return on average equity	19.8%	24.8%	(5.0)%
Effective tax rates	38.2%	37.7%	(0.5)%

(1) Gain on extinguishment of trust, net of $3 million of taxes.

Net interest income

Net interest income declined in 2006, mainly as a result of rising market interest rates, increased loan origination cost amortization and declining loan portfolio balances. See Factors Affecting Net Interest Income on page 9 for further information. The Company’s net interest income was also impacted by uneven shifts between its lending rates (based on the 90-day Commercial Paper rate, the prime rate, or the 91-day Treasury Bill rate) and its borrowing rates (based on LIBOR). The Company entered into interest rate swap agreements on portions of its portfolio to help mitigate these risks.  For more information on interest rate swaps and other derivatives, see Note 12 to the Consolidated Financial Statements.

Gain on loans sold and securitized

Gains on loans sold and securitized increased significantly due to an increase in loan sales and securitization volume. The Company sold and securitized $8.5 billion and $4.9 billion of student loans in 2006 and 2005, respectively.

Fee and other income

The increase in fee and other income was primarily due to a $28 million increase in servicing revenue, reflecting the growth of the Company’s managed loan portfolio, partially offset by a net increase of $5 million increase in losses due to changes in the fair market value of the Company’s retained interests and derivatives. Due to the increase in securitization activity, the overall value of the Company’s retained interests in securitized assets increased, making the Company more susceptible to volatility from changes in the fair value of these assets. To help manage this risk, the Company entered into several derivative agreements designed as economic hedges of the residual interests in the securitized assets. For more information on the Company’s derivative agreements, see Note 12 to the Consolidated Financial Statements. See also Critical Accounting Estimates on page 4 and Note 14 to the Consolidated Financial Statements for further information regarding the retained interests in securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests.

Operating expenses

Total operating expenses increased primarily due to incremental costs to service and administer the larger managed loan portfolio.

Provision for loan losses

The increase in the provision for loan losses is primarily due to the enactment of the Deficit Reduction Act of 2005, which imposed a 1% risk-sharing provision on FFEL Program loan claims filed after June 30, 2006 by servicers with the Exceptional Performer designation, as well as to seasoning of the CitiAssist portfolio.

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

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through trusts, which are established to purchase the loans sold.  The Company relies on securitizations to fund a portion of its new loan origination activity.  The Company generally retains a residual interest as well as the servicing rights in the securitized loans.

The Company completed two securitization transactions in 2007 versus three in 2006.

The following table reflects activities related to the Company’s securitizations:

(Dollars in millions)	2007	2006

Loans securitized during the years	$2,877	$7,660
Gains on student loans securitized for the years ended	71	189
Total student loan assets in trusts at December 31	14,476	12,375
Residual interests at December 31	633	546
Servicing assets at December 31	199	169
Amounts receivable from trusts for servicing at December 31	6	4
Amounts payable to trusts for student loan payments at December 31	17	11

For further information on the Company’s student loan securitizations, see Note 14 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well as derivative agreements which are described in Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP from the federal government, securitizations and the Omnibus Credit Agreement are the Company’s primary sources of cash. The Company’s primary uses of cash are new loan originations and purchases, funding operating expenses and repayment of debt.

The Company’s primary funding source is the Omnibus Credit Agreement with CBNA, which expires December 2009, at which time it is anticipated that the agreement will be replaced. The agreement provides a maximum aggregate credit limit for combined short and long-term borrowings of $30 billion at market interest rates. The agreement contains no material financial covenants or restrictions. This agreement does not restrict the Company’s right to borrow from other sources. At December 31, 2007, the amount of credit available for additional short and long-term borrowings was $8.5 billion.

The Company’s daily funding requirements are generally managed with the credit facility provided by CBNA. In addition, the Company also utilizes alternative sources of financing, such as securitization and loan sales.

In 2007, the Company sold and securitized approximately $4.6 billion of student loans. The Company used the proceeds to reduce its outstanding borrowings.  See Note 14 to the Consolidated Financial Statements for additional information about the Company’s securitization activities.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use, which provides functionality enhancements to the Company’s integrated loan management systems. Cash expenditures for equipment and computer software amounted to $7 million, $9 million and $12 million in 2007, 2006 and 2005, respectively.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided by (or used in) operating activities. The Company expects new loan disbursements and purchase volumes to be funded primarily through borrowings under the Omnibus Credit Agreement with CBNA. In addition, depending upon market conditions and business requirements, a portion of the Company's funding requirements may also be provided through loan securitizations. Management currently considers liquidity and capital to be sufficient to meet the Company’s anticipated requirements for the next twelve months and, based on the Company's expectation that it will enter into a new funding agreement with CBNA before the 2009 expiration of the Omnibus Credit Agreement, for the longer-term.

Contractual Obligations

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations as of December 31, 2007.

The Company’s primary contractual cash obligations are indicated in the chart below:

(Dollars in millions)	Total	2008	2009	2010	2011	2012	Thereafter

Contractual long-term borrowings (1)	$16,300	$8,200	$3,500	$3,500	$–	$–	$1,100
Operating lease commitments (2)	19	3	3	3	3	3	4
Loan purchase commitments(2)	1,309	1,309	–	–	–	–	–
Loan disbursement commitments (2)	1,881	1,881	–	–	–	–	–

(1) Amounts include the $8.2 billion short-term portion of long-term borrowings. For additional information about long-term debt, see Note 5 to the Consolidated Financial Statements.
(2) For additional information, see Note 16 to the Consolidated Financial Statements.

Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At December 31, 2007, these organizations have unused lines of credit of $184 million available to them. In addition, the Company had loan sales commitments of $331 million at December 31, 2007.

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

The Company’s borrowings were made under the terms of the Omnibus Credit Agreement with CBNA, which provided for $30 billion in total credit at December 31, 2007, and which expires December 2009. In addition, the Company is a party to several interest rate swap and option agreements with CBNA. For further information about the Company’s borrowings and interest rate derivative agreements, see Notes 4, 5 and 12 to the Consolidated Financial Statements.

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

Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act of 1965, which governs the FFEL Program, have reduced the interest spread earned by holders of FFEL Program loans. The Company expects that yields will decrease as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. In addition, amendments to the Higher Education Act authorized the enactment of the Federal Direct Student Loan Program (Direct Lending). Private lenders, such as the Company, are not eligible to participate in this loan program, which directly competes with the FFEL Program in originating student loans.

During 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law. Title VIII-A of the Deficit Reduction Act addressed a number of budget-related higher education issues that modified provisions of the Higher Education Act.

Also during 2006, the Emergency Supplemental Appropriations Act of 2006 (ESAA) was signed into law. Included in the ESAA was a provision that eliminated the ‘single holder rule’ for Consolidation Loans. The law became effective as of the enactment date. Under the new provisions, a borrower can consolidate his or her loans with any lender even if that borrower did not obtain any of the underlying loans from that lender.

The CCRA Act was signed into law on September 27, 2007 with many of its provisions effective October 1, 2007.   Some of the provisions of this new law had an adverse impact on the financial condition and results of operations of the Company by decreasing net interest income and the fair value of residual interests and increasing the provision for loan losses. The CCRA Act will also have a prospective adverse impact on the Company’s net interest margin, provision for loan losses and gains on loans securitized.

The CCRA Act (H.R. 2669) provisions include:

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

•
Create an income-based repayment plan beginning July 1, 2009 for most FFELP borrowers (currently an income-contingent repayment plan is only available to Direct Lending borrowers).  The new plan provides a monthly repayment cap of 15% of the amount by which a borrower’s adjusted gross income exceeds 150% of the poverty line, and forgives remaining debt after 25 years of repayment.

•	Require the Department of Education to conduct a pilot program for an auction of eligible Federal PLUS Loans (limited to parent PLUS loans) beginning on July 1, 2009.

Legislative Activity

The H.R. 4137 (College Affordability and Opportunity Act of 2007) was approved by the House Education and Labor Committee in November of 2007. The H.R. 4137 includes the student loan sunshine provisions (previously included in H.R. 890 - the College Access and Opportunity Act) and the Private Student Loan Transparency and Improvement Act (a proposed amendment to S.1642).  The current extension of the Higher Education Act expires on March 31, 2008 and Congress is expected to either pass a full reauthorization or enact another short term extension. On February 7, 2008, H.R. 4137 was approved by the House of Representatives. The House of Representatives and the Senate are expected to reconcile their respective bills during March 2008. As this piece of legislation moves through Congress, significant changes may be made to the provisions outlined below, some of which, if enacted, may have an adverse impact on the Company’s financial condition and results of operations.

Some of the provisions of H.R. 4137 include:

1)	Defining a preferred lender arrangement between a school and a lender under which the lender makes educational loans.

2)
Requiring a lender that participates in a preferred lender arrangement to certify to the Secretary of the Department of Education that its preferred lender arrangements comply with provisions of the Higher Education Act. The certification must be attested to by the lender’s auditor.

3)
Requiring the Department of Education to develop a model disclosure for use by schools and lenders in disclosing the terms of educational loans (including private educational loans) offered by the lender.

4)
Requiring lenders to submit a report to all schools with which they have preferred lender arrangements.  The schools are required to report this information to the Department, explaining why the loans are beneficial to the students. These reports must be available to students and parents. Schools must also disclose that students are not required to use preferred lenders.

5)
Requiring schools that provide information on private educational loans to inform the students of their eligibility for Title IV assistance, with a description of the terms of the loans that are less favorable than Title IV loans.

6)
Requiring schools with preferred lender lists for FFEL Program lenders to list at least 3 unaffiliated lenders and, if they recommend private lenders, at least 2 unaffiliated lenders. The school must disclose why it has entered into such an arrangement and disclose the method and criteria for selecting such lenders. Schools are identified as having a duty of care to compile the list for the students.

7)
Amending the Truth-in-Lending Act to include: additional disclosures in an application or solicitation upon loan approval of private education loans; a requirement that a creditor shall notify the school before it may issue educational loan funds; a restriction that no funds may be disbursed until acceptance of the loan by the borrower and the expiration of a 3 business day right-to cancel period following consummation; and an expansion of other specific provisions.

8)
Directing the General Accountability Office to conduct a study on the impact and benefits of using non-individual factors (e.g., school attributes) in underwriting criteria. The study is due one year following enactment of H.R. 4137.

Inquiries into the Student Loan Industry

Since March 2007, the Company has been responding to and cooperating with a number of inquiries into the student loan industry. Several U.S. Congressional committees and the U.S. Department of Education commenced investigations of the student loan industry. The Company has responded to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general and certain federal authorities have also conducted investigations and/or have served formal or informal requests for information upon the Company.

As an operating subsidiary of a federally-regulated bank, the Company is subject to the jurisdiction of the Office of the Comptroller of the Currency, however it will cooperate with the state requests to the extent possible without compromising federal jurisdiction.

Risk Management

Risk management is an important component of meeting the business objectives of the Company. The Company actively manages credit, operating and market risks. These and other risks are detailed in Risk Factors on page 27. This section describes the activities undertaken by the Company to help manage these risks.

Credit Risk

Credit risk is the risk that borrowers may be unable to repay their loan in full as due. Credit risk is partially mitigated by federal guarantees maintained on the Company’s FFEL Program student loan portfolio and by its credit loss insurance carried on a portion of its private education loan portfolio.

The Company receives 97% or 98% reimbursement on substantially all FFEL Program loan default claims, depending on the origination date of the loan.

Approximately 82% of the Company’s private education loans carry private insurance coverage and a portion of the uninsured loans are covered by risk-sharing agreements with certain schools. The Company is exposed to 100% of the credit losses on loans that are not covered by private insurance or risk-sharing agreements. In addition, effective January 1, 2008, the Company will no longer insure new CitiAssist loan originations, thereby increasing the Company’s exposure to credit losses on private education loans.  The Company expects that the resulting increase in credit losses will be more than offset by decreases in insurance premiums paid.

The Company seeks to mitigate credit risk in the private loan portfolio by adhering to consistent underwriting criteria for most loans, primarily using automated systems and processes. The underwriting is driven by proprietary scoring models and credit policies and implemented through a front end underwriting platform. For private loans which are insured by Arrowood or UGCIC/NHIC, their concurrence is also sought for any underwriting or account maintenance changes. The Company has a dedicated collections unit focused on default prevention and charge-off recoveries.  Collection strategies vary depending on the risk characteristics of each portfolio segment including contact methods, contact intensity, skip tracing and post charge-off recovery follow-up. The Company’s Credit Risk Management department sets credit policy, evaluates portfolio performance on an on-going basis and works closely with the Underwriting and Collections units.  Credit Risk Management also regularly monitors commercial credit risk associated with lines of credit as well as counterparty risk related to insurers, external loan servicers and schools.

Operating Risk

Operating risk is the risk that the entity will be unable to properly service its loan portfolio. The majority of the Company’s operating risks relate to servicing defects in the Company’s student loan portfolio that could potentially result in losses. In addition, FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  Private education loans that are not originated or serviced in accordance with provisions set forth in the respective agreements with private insurers risk cancellation of insurance coverage. In an effort to help manage operating risk, the Company conducts compliance and process reviews of both the Company’s internal operations and external loan servicers.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of its loan portfolio by a single servicer, which is an affiliate. The Company believes that its policies, procedures and servicer reviews partially mitigate this risk. In the event of default by this servicer, other third-party servicers could assume the servicing functions for these loans.

The Company’s guaranteed FFEL Program loan portfolio is subject to regulatory risk. Under the Higher Education Act, the FFEL Program is subject to periodic amendments and reauthorization. As a result, the interest subsidies, origination costs, and the existence of the program itself are subject to change. For example, the CCRA Act made several changes to the Higher Education Act, which are discussed in more detail in the Regulatory Impacts section on page 16.

Market Risk

Market risk encompasses both liquidity risk and interest rate risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor or investor when due. Interest rate risk is the risk to earnings that arises from changes in interest rates. The Company strives to manage market risk through its Asset/Liability Management Committee (ALCO). ALCO reviews current and prospective funding requirements and makes risk mitigation recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates. The Company’s retained interests positions are also exposed to market risk from fluctuations in market interest rates. The Company’s overall risk management strategy includes utilizing interest rate derivative agreements to help manage its exposure to interest rate variability.

The Company is a party to interest rate derivatives with CBNA, an investment-grade counterparty, which are used to help manage the interest rate risk inherent in the retained interests relating to the Company’s securitizations. These swaps were not designated as hedges and do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). These swap agreements had a notional amount of $8.5 billion and $12.0 billion at December 31, 2007 and 2006, respectively.  These swaps mature between 2009 and 2017.

The Company is a party to several interest rate option agreements with CBNA. These interest rate option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. The interest rate option agreements mature between 2011 and 2023. These options had a notional amount of $8.7 billion and $6.2 billion at December 31, 2007 and 2006, respectively. For more information on the Company’s interest rate swaps and interest rate options, see Note 12 to the Consolidated Financial Statements.

Approximately $4.5 billion of the Company’s outstanding short and long-term debt include various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in SFAS 133 and, therefore, do not require bifurcation.

The Company’s principal measure of market risk due to interest rate changes is Interest Rate Exposure (IRE). IRE measures the change in expected net interest margin that results solely from unanticipated, instantaneous changes in market rates of interest. Other factors such as changes in volumes, spreads, margins and the impact of prior period pricing decisions can also change current period interest income, but are not captured by IRE. While IRE assumes that the Company makes no additional changes in pricing or balances in response to the unanticipated rate changes, in practice the Company may alter its portfolio mix, customer pricing or hedge positions, which could significantly impact reported net interest margin. IRE does not measure the impact that interest rate changes would have on the Company’s earnings related to instruments classified as trading.

IRE is calculated by multiplying the gap between interest sensitive items, including loan assets, borrowings and certain derivative instruments, by a 100 basis point instantaneous change in the yield curve. The exposures in the table below represent the approximate change in net interest margin for the next 12 months based on current balances and pricing that would result from specific unanticipated changes in interest rates:

	December 31
(Dollars in millions)	2007		2006
100 basis points	Increase	Decrease	Increase	Decrease
Change in net interest income	$(4.3)	$17.7	$7.5	$36.9

In addition, the Company has exposure to uneven shifts in interest rate curves (e.g., the commercial paper to LIBOR spreads). The Company, through ALCO, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

OTHER BUSINESS AND INDUSTRY INFORMATION

Student Loans

The Company’s student loan portfolio is composed of both FFEL Program loans and private education loans. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who meet certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts.  PLUS Loans are made to parents of dependent students and to graduate and professional students. The Federal Consolidation Loan Program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single guaranteed loan. The lender of Federal Consolidation Loans is required to pay to the Department a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending principal and accrued interest balances of Federal Consolidation Loans held. A borrower may request the Company to consolidate government-guaranteed loans held by other student loan originators and holders. Under such circumstances, those student loans not already in the Company’s portfolio are purchased at face value from the other lenders prior to consolidation. The repayment periods on Federal Consolidation Loans are extended to periods of up to 30 years, depending on the loan balance. The Company’s portfolio also includes loans made under the Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans) programs, although no new loans are being originated under these programs. See Note 2 to the Consolidated Financial Statements for a presentation of the loan portfolio by product type.

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

The Company’s CitiAssist Loan program is available to students who either do not qualify for government student loan programs or seek additional educational financing beyond that available through government programs and other sources. Alternative loans are generally offered based on the borrower’s or co-signer’s creditworthiness in addition to financial need as certified by the educational institution. Certain of these loans are insured by private insurers at origination. Effective January 1, 2008, the Company will no longer insure new CitiAssist Loan originations.  The Company expects that the resulting increase in losses will be more than offset by decreases in insurance premiums paid.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans, Federal Consolidation Loans and HEAL Loans. A portion of the Company’s Federal Consolidation Loans have been generated through third-party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through primary channels.

Origination of FFEL Program Loans

The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 23) and repeat borrowers.

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

The Company strives to offer students and parents opportunities to save money in repaying their education loans.  The Company believes that the borrower benefits that it provides to the recipients of FFEL Program loans are competitive compared to those offered in the current market.

The Higher Education Act requires that guarantors charge a one-time federal default fee equal to 1% of the principal amount of Stafford and PLUS Loans. The federal default fee must be deposited into the Federal Fund held by the guarantor.  Guarantors have the option to charge this fee to the borrower and deduct it from the loan or waive the fee and subsidize the payment.

The Higher Education Act also requires the payment of an origination fee on all Stafford and PLUS Loans.  For Stafford Loans, the lender may charge this fee to the borrower or waive the fee and subsidize the payment.  For PLUS Loans, borrowers are responsible for paying the origination fee.  Lenders are responsible for forwarding the origination fees to the federal government. The origination fee on Stafford Loans is being phased out between July 1, 2006 and July 1, 2010 under the Higher Education Act.

Origination of Private Education Loans

The private education loan program is designed to assist students by providing education financing that is intended to supplement any financial aid that may be available under the FFEL Program. The Company currently makes two types of private education loans:  CitiAssist Loans and private consolidation loans. In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by CBNA, the Company’s principal shareholder, and are serviced by the Company. In accordance with the provisions of an intercompany agreement, origination and servicing fees are charged to CBNA for underwriting, disbursing and servicing private education loans for CBNA. Shortly following full disbursement, the Company purchases the private education loans from CBNA.

Private education loans are credit based installment loans and subject to state laws and federal consumer banking regulations. Private education loans are not insured by the federal government, however, a portion of the Company’s private education loans are insured by private insurers.

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

The Company strives to offer students opportunities to save money in repaying their education loans.  The Company believes that the borrower benefits that it provides to the recipients of its private education loans are competitive compared to those offered in the current market.

Seasonality

Origination of student loans generally follows seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two disbursement periods of August through October and December through February account for approximately three-quarters of the Company’s total annual disbursements.  While applications and disbursements are seasonal, the Company’s earnings are generally not tied to this cycle. In addition, the allowance for loan losses typically follows the seasonality of the repayment cycle of the loan portfolio. For example, delinquent loan balances increase as a result of large numbers of graduating students entering repayment in November and June.

Marketing

The Company is committed to the following marketing strategies: providing exceptional service to borrowers and schools, offering competitive and innovative products to students and their families, optimizing targeted Direct to Consumer marketing initiatives, and recruiting and retaining a superior team of sales and marketing professionals.

The schools play an integral role in the student’s selection of a lender. Through the Company’s proprietary website www.FAAOnline.com, schools are able to electronically process and track their students’ loan applications, certify loans, and monitor approvals and disbursements.  Dedicated Account Managers and a Priority Services telephone team support the schools by assisting with loan processing and issue resolution.

The Company continues to enhance the customer experience on www.studentloan.com.  In 2007, we began the re-development of our website, including all online application processes, based on customer feedback and usability studies.

Direct marketing has become increasingly important in driving customer acquisition and retention.  The Company continues to expand its Direct to Consumer marketing strategies in order to expand its product set and distribution channels.  To this end, the Company is investing in its in-house Direct to Consumer capabilities as well as in partnerships with strategic vendors, including selected outbound telemarketing firms.  Additionally, the Company continues to expand its marketing presence in online media, including on popular websites that reflect our target markets.

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories.  In addition, the Company’s borrowers also include international students attending school in the United States as well as domestic students attending eligible foreign institutions.  Approximately 29% of the Company’s loan portfolio is composed of loans made to or on behalf of students who reside in New York and California.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 31.

Competition

The market is comprised of numerous eligible lenders in the student loan industry.  With almost 50 years of experience, the Company is one of the nation’s largest originators and holders of FFEL Program and private education loans. The Company continues to maintain its superior performance on the loans that it services. The Company has been committed to providing lifelong servicing for the loans it directly originates through school channels. This simplifies the repayment process for borrowers and provides the Company with a competitive advantage over other lenders.

SLM Corporation (Sallie Mae) continues to be the largest originator and holder of FFEL Program loans.  Other key FFEL Program lenders include JPMorgan Chase, Bank of America, Wells Fargo and Wachovia Bank.

The Federal Direct Lending Program, which provides loans directly to students and parents, has reduced the overall volume of loans available for origination through the FFEL Program.

In terms of private education loans, the Company competes against Sallie Mae, JPMorgan Chase, Bank of America and First Marblehead Corporation, among others.

FFEL Program Collections and Claims

Certain requirements, as described above, have to be met in order to maintain the government guarantee coverage on FFEL Program loans and the private insurance coverage on private education loans. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company’s collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after initial delinquency occurs and makes prescribed collection efforts through mailings, telephone contact and skip tracing, as required.

At prescribed times prior to submitting a claim, the Company requests collection assistance from the relevant guarantor. These requests serve to notify the guarantor of seriously delinquent accounts before a claim is submitted and allow the guarantor an opportunity to make additional attempts to collect on the loan. If a loan is rejected for claim payment by a guarantor due to a violation of FFEL Program due diligence collection requirements, the collections department or servicer resumes working the account for payment and/or institutes a process to reinstate the guarantee.

FFEL Program loans that are 270 days past due are considered to be in default.  Claims must be filed with the guarantor no later than the 360th day of delinquency or loss of guarantee could occur.

In addition to due diligence collection violations, a claim may be rejected by a guarantor or insurer under certain other circumstances, including, for example, if a claim is not filed in a timely manner, adequate documentation is not maintained or the loan is improperly serviced. Once a loan ceases to be guaranteed, it is ineligible to earn government subsidized interest and special allowance benefits. As an EP designated servicer, the Company benefited from certain provisions of the EP program that did not require that due diligence be performed on each claim before payment but instead relied on periodic EP audits. As a result of the termination of the EP program, guarantors are now required to perform due diligence on all claims before payment which could result in an increase in the number of rejected claims and/or delays in payment of claims.

Rejected claims may be “cured”, involving reinstatement of the guarantee or insurance and possible collection of reinstated interest and special allowance benefits, as applicable. Reinstatement of the loan guarantee or insurance can occur when the lender performs certain collections activities in cases involving timely claim filing violations or obtains a payment or a new signed repayment agreement from the borrower in certain cases involving collection due diligence violations. For rejected claims, the Company allows a full four months for the collections department or servicers to attempt to affect cures before the loans are written off against the allowance for loan losses.

The rate of defaults for FFEL Program student loans, especially among students at proprietary schools, tends to be higher than default rates for other credit-based types of loans. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, among other criteria, and both guarantors and lenders are required to ensure that loans are made only to FFEL Program eligible students attending FFEL Program eligible schools that meet default criteria. Accordingly, the Company has procedures designed to assure that it provides FFEL Program Loans only to students attending institutions that meet the Higher Education Act’s default limits.

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

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence.  Both the Department and the guarantors have established stringent servicing requirements that each eligible lender must meet.  In addition, the Department and the guarantors have developed audit criteria that each lender must pass in order to receive guarantee benefits.  Regulations of the Department authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties, if lenders violate program regulations.  The Department regularly conducts audits of the Company’s student loan servicing activities.  Guarantors conduct similar audits on a biennial basis. In addition, an independent compliance review of the Company’s FFEL Program student loan portfolio, as required by the Department, was conducted.  None of the audits conducted during 2007 disclosed any material audit exceptions.

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

Employees

At December 31, 2007 and 2006, the Company had 583 and 571 employees, respectively, none of whom was covered by a collective bargaining agreement. These amounts do not include approximately 900 employees of Citibank (South Dakota), N.A. primarily located in Sioux Falls, who perform the majority of the loan originations and servicing work on the Company’s student loans under the provisions of an intercompany agreement.

Properties

The Company maintains its headquarters in Stamford, Connecticut and also occupies a facility located in Pittsford, New York.  The Pittsford, New York facility is maintained under a lease agreement with CBNA that expires in May 2014.  The Stamford, Connecticut facility is leased on a month-to-month basis.  The Company believes that its facilities are generally adequate to meet its ongoing business needs.

Legal Proceedings

In the ordinary course of business, the Company is a defendant, co-defendant or party to various litigation incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these matters would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 31.

Comparison of Cumulative Five-Year Total Return

The following graph compares the Company’s cumulative total return for the last five years with the cumulative total return of the S&P 500 index and of SLM Corporation. The graph and table show the value at year-end 2007 of $100 invested at the closing price on December 31, 2002 in the Company’s common stock, the S&P 500, and SLM Corporation common stock. The comparisons in this table are not intended to forecast or be indicative of future performance of the common stock.

RISK FACTORS

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 31.

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected or historical results. However, the discussion below is not exhaustive, and other factors such as natural disasters, acts of terrorism and epidemics could have a material adverse impact on the Company’s results.

Economic conditions

The Company’s profitability could be affected by general economic conditions as well as regional trends, especially given the Company’s historic concentration of student loan originations in New York and California. Factors that could significantly affect the demand for and net margins on student loans, as well as the cost to the Company of funding such loans, include the level and volatility of interest rates and inflation.  Rising interest rates could reduce demand for student loans, as some prospective borrowers could defer attendance at certain eligible educational institutions or pursue programs at less costly institutions, and thus borrow less, or otherwise determine that the cost of borrowing for higher education is too great. During periods of economic weakness, particularly in the case of high unemployment or high inflation, the relative cost of higher education may increase materially. As a result, some prospective borrowers may defer pursuing higher education until economic conditions improve. Also, the ability of some borrowers to repay their loans on a timely basis may deteriorate, resulting in higher delinquencies and losses. In addition, the U.S. economy began to show signs of weakness in the fourth quarter of 2007. To the extent that these conditions continue or worsen, the Company may experience an increase in defaults and loan losses and, if the conditions persist for an extended period of time, the Company may exceed contractual maximum portfolio loss limits related to the insurance on its private education loan portfolio.

Any of these conditions may be more prevalent in those particular regions of the United States that have been affected by natural disasters or regional economic downturns. If the regions affected were those in which a large segment of the Company’s loans had been originated or its borrowers reside, a disproportionate reduction in new loan originations could occur, accompanied by higher delinquencies and losses.

The Company decreased its securitization volume during the third and fourth quarters of 2007 due to dislocation and illiquidity in the asset-backed securities and credit markets. To the extent that these market conditions continue, they may adversely impact the Company’s future securitization transactions and may reduce or possibly eliminate gains recognized on such transactions.  In addition, such conditions may increase the cost of funds under the Omnibus Credit Agreement with CBNA, which is negotiated on a borrowing by borrowing basis.

Market and credit risk

The Company’s revenue is dependent upon the extent to which management can successfully manage market and credit risks. The Company’s credit risk exposure is partially mitigated by government guarantees, third-party insurers, and certain school risk-sharing agreements.

The Company actively monitors the creditworthiness of its insurers, but in the event that a guarantor, insurer or risk-share school is unable to meet its contractual obligations under such arrangements, the Company’s financial condition could be adversely affected. In addition, as the Company’s business to proprietary schools increases, the Company’s results could be adversely impacted to the extent these proprietary schools do not continue as going concerns or close individual campus locations. Due to recent regulatory changes and dislocation in the credit markets, several student lenders have announced that they are exiting the industry or discontinuing certain higher-risk segments of their business. This decrease in the availability of student loans may adversely impact the financial condition of certain schools with which the Company does business, particularly proprietary schools.

The Company’s credit risk exposure is also impacted by the size and performance of the uninsured private education loan portfolio that is not originated under a risk-sharing relationship and which has grown over recent years. As of December 31, 2007, the uninsured private education loan portfolio included $174 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans do not follow the Company’s traditional underwriting process. As the economy continues to contract, the Company’s results could be adversely impacted by net credit losses on this portfolio.

The Company’s successful management of market risk is dependent upon its ability to identify properly and respond promptly to changes in interest rate conditions. The majority of the Company’s earnings is generated from the spread between the Company’s interest earning assets (based on the 90-day Commercial Paper rate, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (based on LIBOR).  Therefore, basis risk could have an effect on the Company's results of operations.

The Company uses derivative agreements to help manage interest rate risk. The Company’s derivative instruments do not qualify for hedge accounting under SFAS 133, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Changes in market assumptions regarding future interest rates could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

The Company's interest rate risk management activities could expose the Company to losses if future events differ from certain of the Company’s assumptions about the future regulatory and credit environment. If the Company’s economic hedging activities are not appropriately monitored or executed, these activities may not effectively mitigate its interest rate sensitivity or have the desired impact on its results of operations or financial condition.

The Company relies upon asset-backed securitizations as a significant funding source. The net cash flow the Company receives from securitized student loan assets generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the noteholders, after deducting servicing costs and any other expenses. The Company's rights to these residual interests are subordinate to the noteholders’ interests and their value is highly sensitive to factors such as interest rate changes, prepayment speeds, default rates and regulatory changes. If the securitized loans fail to generate sufficient excess cash flows, the Company may not realize all of the recorded value of these interests.  The Company has recently funded an increased proportion of its operations through loan securitization, although during the third and fourth quarters of 2007, the Company elected to decrease its securitization volume due to dislocation and illiquidity in the asset-backed securities and credit markets.  The Company expects market conditions to remain challenging. Securitization volume in 2008, if any, will depend on market conditions and the Company's business requirements. There can be no assurance, however, that the Company will recognize any gains on such securitizations. Significant reductions in, or the elimination of gains on loans securitized will significantly reduce the Company's net income.

In early 2008, adverse market conditions carried over to the market for student loan auction-rate notes. The Company’s outstanding securitizations include no auction-rate notes, but adversity in that market may nevertheless further impede the Company’s ability to securitize on favorable terms.

The Company’s earnings are increasingly dependent upon the accuracy of its critical accounting estimates, particularly those relating to loan securitizations and the allowance for loan losses. If future behavior deviates from management’s assumptions, adverse adjustments of certain related balance sheet and/or income statement line items could result.

Future volume of student loans

The Company originates loans to borrowers in all 50 states. The loan origination volume generated by individual schools is primarily dependent on whether the Company appears on the school’s list of lenders, as well as the number of students at that school that need financial aid. The Company may be adversely impacted by borrowers’ or schools’ decisions to use competing lenders, each school’s option to choose the Federal Direct Lending Program instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself. The Company may acquire student loans through purchase agreements with institutions, but each of these agreements has a termination date and there are no assurances that these institutions will renew or extend these forward purchase agreements on terms that are favorable to the Company if at all.

Competition

The market is comprised of numerous eligible lenders in the student loan industry, including Sallie Mae, which originates more FFEL Program Loans than does the Company. The Company also competes with the Federal Direct Lending Program, in which the Company is not eligible to participate. The Company’s ability to increase its loan originations is largely dependent upon its ability to offer competitively priced, desirable loan products as well as its ability to communicate effectively to prospective borrowers and schools about these products. The Company plans to continue to offer competitively priced products by managing its expenses through economies of scale, which reduce its origination and servicing costs. The Company also plans to expand its electronic communications with prospective borrowers and those that affect their decision making. An inability to achieve these goals could adversely affect the Company’s competitive position in the marketplace and its ability to increase the volume of its loan originations.

Operational risk

The majority of the Company’s operating risks relate to servicing defects in the Company’s loan portfolio that could potentially result in losses. In addition, FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  Private education loans that are not originated or serviced in accordance with provisions set forth in the respective agreements with private insurers risk cancellation of insurance coverage. In an effort to help manage operating and credit risks, the Company conducts compliance and process reviews of both the Company’s internal operations and external loan servicers.

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

U.S. fiscal policies

The Company’s businesses and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This may affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including securitization retained interests and assets held for sale by the Company. In addition, such changes in fiscal policy may adversely affect the ability of the Company’s borrowers to repay their loans on a timely basis and the ability of prospective borrowers to qualify for loans.

Reputation and legal risk

Various issues may give rise to legal risk and cause harm to the Company and its business prospects.  These issues include appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, privacy laws and information security policies. Failure to address these issues appropriately could also give rise to additional legal risk to the Company, which could give rise to litigation claims asserted against the Company, or subject the Company to regulatory enforcement actions, fines and penalties.

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

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. The Deficit Reduction Act, which modified certain provisions of the Higher Education Act, was signed by President Bush in February 2006. The Deficit Reduction Act imposed a 1% risk-sharing provision on default claims submitted on loans serviced by Exceptional Performers, such as the Company. This risk-sharing provision resulted in increases to the Company’s allowance for loan losses and decreases in the fair value of its residual interests in securitized loans.  The CCRA Act was signed into law on September 27, 2007 with many of its provisions effective October 1, 2007.  Some of the provisions of this new law had an adverse impact on the financial condition and results of operations of the Company by decreasing net interest income and fair value of residual interests and increasing the provision for loan losses.  The CCRA Act will also have a prospective adverse impact on the Company’s net interest margin, provision for loan losses and gains on loans securitized. For further information on the impact of the CCRA Act, see Regulatory Impacts on page 16. In addition, future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the effects of legislative changes, particularly those relating to re-authorization of the Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of  loan subsidies, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; the volume of loan consolidations; the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loans; as well as general economic conditions, including the performance of financial markets.

Glossary

Listed below are definitions of key terms that are used throughout this Annual Report and Form 10-K.

Borrower Benefits — Borrower benefits are incentives in the form of interest rate reductions to borrowers for timely payment or automated clearing house (ACH) payment methods as well as principal reductions that may be granted once a loan enters into repayment.

College Cost Reduction and Access Act (CCRA Act) — The College Cost Reduction and Access Act was signed into law on September 27, 2007.  This Act eliminated the EP program, thereby decreasing the Company’s reimbursement rates on FFEL Program loans. Under the CCRA Act, the Company will receive a 97% or 98% reimbursement rate for substantially all claims filed after October 1, 2007, depending on the origination date of the loan. The provisions of CCRA Act also include further reduction in the reimbursement rate to 95% for new loans disbursed on or after October 1, 2012 as well as reductions in special allowance payments of 55 basis points for Stafford and Consolidation Loans and 85 basis points for PLUS Loans.

CitiAssist Loans — CitiAssist Loans are loans that are originated through an alternative private loan program and do not carry federal government guarantees. These loans are the Company’s proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including any resources available through the FFEL Program.  In order to comply with certain legal and regulatory requirements, CitiAssist Loans are originated by Citibank, N.A. (CBNA) through an intercompany agreement.  Following full disbursement, the Company purchases all qualified CitiAssist Loans from CBNA.

Consolidation Loans — Consolidation Loans are loans that allow eligible borrowers to combine multiple federally guaranteed loans, including those of both the FFEL and Federal Direct Student Loan Programs, into one single aggregate guaranteed loan.  A borrower may request the inclusion of government-guaranteed loans held by other student loan lenders.  When that occurs, the underlying loans chosen for consolidation that are not already in the Company’s portfolio are purchased at face value from the other lenders. The repayment rate on a Consolidation Loan is a fixed rate that represents the weighted average interest rate of the loans retired.  The maximum term of a Consolidation Loan is 30 years.

Deficit Reduction Act — In February 2006, the Deficit Reduction Act, P.L. 109-171, was signed into law, marking Congress’ completion of the federal fiscal year 2006 budget reconciliation process.  Title VIII-A of the Deficit Reduction Act addresses a number of budget-related higher education issues that modify certain provisions of the Higher Education Act.  For information on the impact of the Deficit Reduction Act, see Regulatory Impacts on page 16.

Department — The Department as referred to in the 2007 Annual Report and Form 10-K, is the U.S. Department of Education.

Exceptional Performer (EP) Designation — The Exceptional Performer designation was granted to those FFEL Program loan servicers that meet the performance standards established by the Department.  The Company and several of its servicers obtained Exceptional Performer status effective in 2004.  Under previous Department rules, as long as Exceptional Performer eligibility was maintained, the Company received 100% reimbursement on all eligible FFEL Program default claims that were submitted for reimbursement by the Company or its eligible third-party servicers. Under the Deficit Reduction Act, the reimbursement rate on defaulted loans submitted for reimbursement on or after July 1, 2006 was reduced to 99%.  The CCRA Act eliminated the Exceptional Performer Program as of October 1, 2007, substantially reducing all default claim reimbursements to between 97% and 98%.

FFEL Program — The FFEL Program is the Federal Family Education Loan Program, administered by the Department of Education.

FFEL Program Subsidized and Unsubsidized Stafford and PLUS Loans — Subsidized and unsubsidized Federal Stafford and PLUS Loans are those loans that are guaranteed against loss under the FFEL Program in the event of borrower default, death, disability, bankruptcy or closed school.   Subsidized Federal Stafford Loans are those loans generally made to students who pass certain need criteria.  Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit.  Federal PLUS Loans are made to parents of dependent students and to graduate and professional students.

Floor Income — The Company determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads.  Floor income, which is a component of net interest income, is defined as the difference between the income earned at the borrower payment rate (which is generally reset each July 1st) less the Department-stipulated asset spread and the funding cost of the asset. Floor income has been reduced under certain provisions of the Deficit Reduction Act which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department from loans for which the first disbursement was made on or after April 1, 2006. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).

Higher Education Act — The Higher Education Act as referred to in the 2007 Annual Report and Form 10-K, is the Higher Education Act of 1965, as amended.

Managed Student Loan Assets — Managed Student loan assets represent the portfolio of student loans owned by the Company and reported on its balance sheet, as well as those loans that are serviced on behalf of securitization trusts and certain other lenders.

Private Education Loans — Private education loans primarily consist of CitiAssist Loans (as described above) and private consolidation loans.

Qualifying Special Purpose Entities (QSPE) — A qualifying special purpose entity is a trust or other entity that meets the QSPE qualifications of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended (SFAS 140).  SFAS 140 places significant restrictions on the permitted activities of a QSPE, which is a passive entity that cannot engage in active decision making.

Residual Interests — Residual interests represent an entity’s right to receive cash flows from the loans it securitizes and sells to QSPEs that are in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the notes backed by the loans.

Retained Interest — Retained interest is the term used to identify the securitization asset that is formed by the combination of residual interests and servicing assets.

Servicing Assets — Servicing assets represent the value of the cash flows that result from contracts to service financial assets under which the estimated future revenues from the contractually specified servicing fees are expected to exceed adequate compensation associated with servicing assets. The servicing asset is recognized only when it is contractually separated from the underlying assets by the sale or securitization of the asset with servicing retained.

Special Allowance Payment (SAP) — Special allowance payments are those interest payments made by the federal government when the stated interest rate on the FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act.  When that occurs, the federal government makes a SAP, which increases the lender’s loan yield by a legally specified markup over a base rate tied to either the 90-day Commercial Paper rate or the 91-day Treasury Bill auction yield, depending on the origination date.  When the stated interest rate on the FFEL Program loans provides more than prescribed rates of return, that excess return must be returned to the federal government. Most FFEL Program loans qualify for the federal government’s SAP.

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

Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Company’s website at www.studentloan.com by clicking on the “Investors” link and then clicking on the “Board and Management” link.  The Company’s Corporate Governance Guidelines and the charter for both the Audit Committee and Compensation Committee are available free of charge on the website or by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, Stamford, CT 06901.

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

The Company's management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2007.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at that date, the Company's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report on page 37, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the internal control over financial reporting of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Student Loan Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the accompanying consolidated balance sheets of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for fair value measurements, the fair value option for financial assets and financial liabilities, and uncertainty in income taxes, and in 2006 the Company changed its methods of accounting for certain hybrid financial instruments and servicing of financial assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

New York, New York
February 26, 2008

CONSOLIDATED FINANCIAL STATEMENTS

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31
(Dollars in thousands, except per share amounts)	2007	2006	2005
Net Interest Income
Interest income	$1,563,811	$1,624,563	$1,300,849
Interest expense to principal stockholder (Notes 4, 5, 9 and 12)	(1,175,164)	(1,213,033)	(807,808)
Net interest income	388,647	411,530	493,041
Provision for loan losses (Note 2)	(59,920)	(26,170)	(13,157)
Net interest income after provision for loan losses	328,727	385,360	479,884
Other Income
Gains on loans securitized (Note 14)	70,814	189,017	129,578
Gains on loans sold	41,044	26,813	23,137
Fee and other income (Note 7)	36,301	28,861	3,106
Total other income	148,159	244,691	155,821
Operating Expenses
Salaries and employee benefits (Notes 9 and 10)	61,628	56,930	47,717
Other expenses (Notes 8 and 9)	117,890	108,829	101,238
Total operating expenses	179,518	165,759	148,955
Income before income taxes and extraordinary item	297,368	464,292	486,750
Provision for income taxes (Note 11)	114,677	177,480	183,255
Income before extraordinary item	182,691	286,812	303,495
Gain on extinguishment of trust, net of taxes of $3,448 for the year ended December 31, 2005	–	–	5,465
Net income	$182,691	$286,812	$308,960
Basic earnings per common share (Note 1)
Income before extraordinary item	$9.13	$14.34	$15.18
Extraordinary item	–	–	0.27
Net income	$9.13	$14.34	$15.45

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in thousands, except per share amounts)	2007	2006
Assets
Federally insured student loans (Note 2)	$16,244,273	$17,184,133
Private education loans (Note 2)	4,696,337	3,072,394
Deferred origination and premium costs (Note 2)	668,082	632,872
Allowance for loan losses (Note 2)	(42,115)	(14,197)
Student loans, net	21,566,577	20,875,202
Other loans and lines of credit (Note 2)	87,437	76,117
Loans held for sale (Note 2)	337,790	323,041
Cash	25	6,570
Residual interests in securitized loans (Note 14)	633,074	546,422
Other assets (Note 3)	1,154,956	809,251
Total Assets	$23,779,859	$22,636,603
Liabilities and Stockholders’ Equity
Liabilities
Short-term borrowings payable to principal stockholder (Note 4)	$13,373,000	$11,136,800
Long-term borrowings payable to principal stockholder (Note 5)	8,100,000	9,200,000
Deferred income taxes (Note 11)	287,462	287,641
Other liabilities (Note 6)	395,174	458,861
Total liabilities	22,155,636	21,083,302
Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	–	–
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,355	141,324
Retained earnings	1,482,668	1,410,968
Accumulated other changes in equity from nonowner sources	–	809
Total stockholders’ equity	1,624,223	1,553,301
Total Liabilities and Stockholders’ Equity	$23,779,859	$22,636,603

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years ended December 31
(Dollars in thousands, except per share amounts)	2007	2006	2005
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,524	$139,583	$139,376
Capital contributions and other changes	31	1,941	207
Balance, end of period	$141,555	$141,524	$139,583
RETAINED EARNINGS
Balance, beginning of period	$1,410,968	$1,222,262	$999,702
Net income	182,691	286,812	308,960
Cumulative effect of adoption of accounting standard, net of taxes of $506 and $941 in 2007 and 2006, respectively	809	1,494	–
Common dividends declared, $5.59 per common share in 2007; $4.98 per common share in 2006; $4.32 per common share in 2005	(111,800)	(99,600)	(86,400)
Balance, end of period	$1,482,668	$1,410,968	$1,222,262
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$809	$–	$7,829
Net change in unrealized gains on investment securities, net of taxes of $(506) in 2007, $506 in 2006 and $(5,017) in 2005 (Note 1)	(809)	809	(7,829)
Balance, end of period	$–	$809	$–
TOTAL STOCKHOLDERS’ EQUITY	$1,624,223	$1,553,301	$1,361,845
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$182,691	$286,812	$308,960
Changes in equity from nonowner sources, net of taxes	–	809	(7,829)
Total changes in equity from nonowner sources	$182,691	$287,621	$301,131

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$182,691	$286,812	$308,960
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	14,429	13,658	13,978
Amortization of deferred loan origination and purchase costs	109,728	145,792	133,416
Amortization of servicing asset	–	–	6,958
Accreted interest on residual interests	(59,177)	(24,352)	(8,113)
Provision for loan losses	59,920	26,170	13,157
Deferred tax (benefit)/expense	(179)	(3,649)	108,779
Gains on loans sold and securitized	(111,858)	(215,830)	(152,715)
(Gain)/loss on valuation of residual interests	(2,733)	15,391	19,212
Gain on extinguishment of the 2002 Trust	–	–	(8,913)
Loss on valuation of servicing assets	15,668	13,287	–
Change in loans originated for resale	(292,949)	(888,712)	(86,686)
Cash expenditures on loan origination and purchase premium costs	(5,330)	(13,906)	(2,013)
Proceeds from loans sold and securitized	232,305	876,263	40,411
Cash received on residual interests classified as trading assets	65,388	17,095	–
Change in accrued interest receivable	(187,984)	(52,008)	(141,061)
Change in other assets	(135,703)	(12,325)	(2,294)
Change in other liabilities	(63,657)	105,893	26,303
Net cash (used in)/provided by operating activities	(179,441)	289,579	269,379

Cash flows from investing activities:
Change in loans	(5,088,896)	(3,903,506)	(4,579,574)
Redemption of 2002 Trust beneficial interests, net of expenses	–	–	(373,352)
Cash expenditures on loan origination and purchase premium costs	(230,655)	(257,919)	(337,651)
Proceeds from loans sold and securitized	4,474,616	7,622,265	4,919,039
Cash received on residual interests classified as available-for-sale assets	–	7,749	6,050
Capital expenditures on equipment and computer software	(6,569)	(8,850)	(12,067)
Net cash (used in)/provided by investing activities	(851,504)	3,459,739	(377,555)

Cash flows from financing activities:
Net change in borrowings with original maturities of one year or less	(1,963,800)	(144,300)	(4,154,900)
Proceeds from borrowings with original terms of one year or more	7,100,000	–	13,900,000
Repayments of borrowings with original terms of one year or more	(4,000,000)	(3,500,000)	(9,550,000)
Dividends paid to stockholders	(111,800)	(99,600)	(86,400)
Net cash provided by/(used in) financing activities	1,024,400	(3,743,900)	108,700

Net (decrease)/increase in cash	(6,545)	5,418	524
Cash – beginning of period	6,570	1,152	628
Cash – end of period	$25	$6,570	$1,152

Supplemental disclosure
Cash paid for:
Interest	$1,168,513	$1,220,339	$743,750
Income taxes, net	$176,049	$125,237	$122,260

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Background

The accompanying Consolidated Financial Statements of the Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, Educational Loan Center, Inc. and SLC Student Loan Receivables I, Inc. All intercompany balances and transactions have been eliminated.

The Company, through a trust agreement with Citibank, N.A. (CBNA), is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  CBNA, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), is the largest shareholder of the Company, owning 80% of the Company’s outstanding common stock.

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

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, if any, are recognized as they are earned.  Interest income includes special allowance payments made by the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method.

Loans

The Company has a portfolio of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, which are insured by guaranty agencies (guarantors).   Student loan interest, inclusive of special allowance payments, if any, is recognized as it is earned.

The Company also has a portfolio of private education loans.  Such loans can be insured against loss by private insurers or covered under other risk-sharing agreements with creditworthy schools.  A portion of the loans, including many high risk loans, are neither insured nor are covered under risk-sharing agreements.  The Company is exposed to 100% of loss on such loans.

Federally mandated loan origination or lender fees paid on FFEL Program loans, as well as other qualifying loan origination costs and premiums on all loans, are deferred and recognized as yield adjustments to interest income.

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties and the impact of any risk-sharing agreements with certain schools. Amounts of estimated potential future losses inherent in the Company’s portfolio are expensed currently and increase the provision for loan losses.  Actual losses are charged against the reserve as they occur. The size of the allowance is based on the amount of estimated losses inherent in the Company’s FFEL Program and private education loan portfolios. Estimated losses, which are based on historical delinquency and credit loss experience adjusted for projected market conditions, are determined after considering the current aging of the portfolio.

The Company immediately ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured private education loan reaches 150 days of delinquency or (3) an uninsured private education loan reaches 90 days of delinquency.  Accrual of interest is resumed if the loan guarantee is reinstated.  Interest received on non-accruing loans are recorded directly into interest income. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of private education loans at 120 days of delinquency.  Also, the Company writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and private education loans after 450 days and 240 days, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

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

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, a determination must be made as to whether the transfer is considered a sale in accordance with SFAS 140. If it is a sale, the transferred assets are removed from the Company's consolidated balance sheet with a gain or loss recognized.

Second, determination must be made as to whether the securitization entity is sufficiently independent. If so, the entity is not included in the Company's Consolidated Financial Statements. For each securitization entity, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in its Consolidated Financial Statements or whether the entity is sufficiently independent and need not be consolidated. If the securitization entity's activities are sufficiently restricted to meet accounting requirements to be a qualifying special purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets.

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

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated loan sale requirements in the near term. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value, which is based on sales of similar assets.  For the years ended December 31, 2007 and 2006, market value exceeded cost. Accordingly, no valuation allowance was necessary.

Derivatives

The Company manages its exposure to interest rate changes through the use of derivative financial products including swaps and written options. These derivatives are carried at fair value in Other assets or Other liabilities in the Company’s consolidated balance sheet with changes in fair value recorded currently in Fee and other income.

Internally Developed Software

Certain direct costs associated with internally developed software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in Other assets and are amortized on a straight-line basis over the useful life not to exceed ten years.  Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for impairment.  Capitalized costs of projects deemed to be obsolete or abandoned are written off to operating expense.

Employee Benefits Expense

The Company’s employee benefits are provided under programs administered and maintained by Citigroup for Citigroup’s and the Company’s employees.  Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis based on a Citigroup allocation that is applied to employee salary costs.  Any pension obligation pertaining to these plans is a liability of Citigroup.

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. In 2007, 2006 and 2005, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

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

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns based upon enacted tax laws and rates.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Since all of the Company’s deferred tax assets are expected to be realized, the Company does not maintain a valuation allowance for these assets, as per SFAS No. 109, Accounting for Income Taxes (SFAS 109).

Accounting Changes

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of SFAS 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company adopted FIN 48 as of January 1, 2007. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on its results of operations or financial condition.

The Company has no material unrecognized tax benefits. The Company’s policy is to classify interest and penalties as income tax expense. The Company has not recognized any material amounts of interest or penalties in the Consolidated Financial Statements for the years ended December 31, 2007 and 2006. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

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

Future Application of Accounting Standards

Asset Transfers and Securitization Accounting

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

2.  STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program.  The Company owns, holds and manages the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. In addition, the Company’s government-guaranteed portfolio includes Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans). When the statutory interest rates on Federal Consolidation Loans including substantially all FFEL Program loans provide less than prescribed rates of return, the Company is paid by the federal government as defined by the Higher Education Act.  The federal government pays a special allowance payment (SAP), which increases the Company’s loan yield over a base rate tied to either the 90-day Commercial Paper rate or the 91-day Treasury Bill auction yield, depending on the loan origination date. In addition, the federal government generally pays the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment.

The Company’s loan portfolio grows through disbursements of new FFEL Program loans as well as secondary market and other loan procurement activity.  Purchases may include FFEL Program loans purchased through third-party purchase agreements.  These agreements obligate the Company to purchase eligible loans offered for sale and/or originated by the other party.  The contractual premium on the loans purchased under these contracts varies from agreement to agreement.

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

The Company’s private education loan portfolio includes CitiAssist Loans, the Company’s proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including those available under the FFEL Program.  In addition, the Company offers a private consolidation loan. Private education loans are prime rate-based with provisions similar to the FFEL Program, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA, the Company’s principal shareholder.  In accordance with the provisions of an intercompany agreement, origination and servicing fees are charged to CBNA for the underwriting, disbursing and servicing of private education loans.  Following full disbursement, the Company purchases all private education loans from CBNA.

The Company’s loans are summarized by program type as follows:

	December 31
(Dollars in thousands)	2007	2006

Federal Stafford Loans	$8,687,483	$7,192,550
Federal Consolidation Loans	6,364,762	9,118,615
Federal SLS/PLUS/HEAL Loans	1,192,028	872,968
Private education loans	4,696,337	3,072,394
Total student loans held, excluding deferred costs	20,940,610	20,256,527
Deferred origination and premium costs	668,082	632,872
Student Loans held	21,608,692	20,889,399
Less: allowance for loan losses	(42,115)	(14,197)
Student Loans held, net	21,566,577	20,875,202
Loans held for sale, excluding deferred costs	331,263	315,927
Deferred origination and premium costs	6,527	7,114
Loans held for sale	337,790	323,041
Other loans and lines of credit	87,437	76,117
Total loan assets	$21,991,804	$21,274,360

The Company’s FFEL Program loan holdings are guaranteed by the federal government in the event of a borrower’s default, death, disability, bankruptcy, closed school, false certification or unpaid school refund, subject to risk-sharing provisions established by the federal government.  Insurance on FFEL Program loans is provided by certain state or not-for-profit guarantors, which are reinsured by the federal government.

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

FFEL Program loans are subject to regulatory requirements relating to servicing in order to maintain the loan’s guarantee.  In the event of default on a student loan or a borrower’s death, disability or bankruptcy, the Company files a claim with the guarantor of the loan. As of December 31, 2007, the Company receives reimbursement on substantially all FFEL Program loan claims at a rate of 97% or 98%, depending on the origination date of the loan.

FFEL Program loan claims are subject to rejection by the guarantor in the event of loan servicing or origination defects. If servicing or origination defects are identified, the claimed loan is rejected and returned to the Company for remedial loan servicing.  During the remedial servicing period, usually lasting several months, interest income is not accrued.  These loans in remediation were not material at both December 31, 2007 and 2006. If the guarantee on the rejected claim cannot be reinstated, the defaulted loan is written off against the allowance for loan losses, generally, within four months of the claim rejection. Guarantor claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged directly against current period interest income.

The following tables provide details of loans, excluding allowance for loan losses and deferred origination and premium costs, by type of guaranty or risk-sharing agreement:

	December 31
(Dollars in thousands)	2007	%	2006	%

Federal Loan Guarantors
New York State Higher Education Services Corp.	$5,392,849	25	$6,390,072	31
EdFund	3,472,724	16	3,443,002	17
Other federal loan guarantors	2,705,888	13	2,519,015	12
United Student Aid Funds	2,073,709	10	2,637,356	13
American Student Assistance	1,456,649	7	282,319	1
Texas Guaranteed Student Loan Corp.	849,706	4	1,085,543	5
Great Lakes Higher Education	616,994	3	1,137,439	6
Total federally guaranteed	16,568,519	78	17,494,746	85
Private education loan insurers	3,871,659	18	2,410,076	12
Total guaranteed/insured	20,440,178	96	19,904,822	97
Other unguaranteed/uninsured (1)	919,132	4	743,749	3
Total loans	$21,359,310	100	$20,648,571	100

(1) Primarily includes uninsured CitiAssist loans and lines of credit.

Although private education loans do not carry a federal government guarantee, certain of these loans are insured by either Arrowood Indemnity Company (Arrowood), or United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC).  Arrowood was formerly the Royal Indemnity Company and is a part of Arrowpoint Capital Corp. UGCIC and NHIC are subsidiaries of American International Group (AIG).

The Arrowood-insured private education loans that are submitted for default claim are subject to a risk-sharing loss of 5% of the sum of the outstanding principal and accrued interest balances.  Under the UGCIC/NHIC program, which insured most private education loans originated during 2006 and 2007, defaults generally subject the Company to deductibles of 10% or 20% of the claim amounts.

For UGCIC/NHIC insured loans originated since the second quarter of 2003, the Company is insured for losses up to a contractual maximum portfolio loss limits that range from 12.5% to 13.5%. If cumulative portfolio losses exceed these limits, the Company is exposed to 100% of subsequent losses. For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require limited additional premium payments to be made in the future should performance be worse than the established parameters. The insurance provided by third-party agencies is provided on an individual loan basis.

Certain private education loans are not insured and a portion of these uninsured loans is covered by risk-sharing agreements with schools and universities. The Company is exposed to losses of up to 100% on uninsured loans that do not have risk-sharing agreements.

The risk-sharing agreements generally take one of two forms as follows: a) the school reimburses the Company for a specified percentage of the losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from  2% to 9% or b) the school pays 20% to 30% of the total disbursed amount to compensate for future expected losses. Although these risk-sharing agreements reduces the Company’s overall risk, these programs generally provide for less coverage than private insurance coverage.

The allowance for loan losses provides a reserve for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist Loans. Changes in the Company’s allowance for loan losses are as follows:

(Dollars in thousands)	2007	2006	2005

Balance at beginning of year	$14,197	$4,990	$5,046
Provision for loan losses	59,920	26,170	13,157
Charge offs	(36,045)	(19,624)	(14,824)
Recoveries	5,697	2,661	1,611
Other (1)	(1,654)	–	–
Balance at end of year	$42,115	$14,197	$4,990

(1) Represents reserve amounts associated with loans securitized.

At December 31, 2007 and 2006, the Company had $19 million and $16 million, respectively, of loans that ceased accruing interest. The Company also had $701 million and $719 million of loans that were greater than 90 days delinquent and were still accruing interest at December 31, 2007 and 2006, respectively.

3.  OTHER ASSETS

Other assets are summarized as follows:
	December 31
(Dollars in thousands)	2007	2006

Accrued interest receivable
from student loan borrowers	$649,219	$440,992
from federal government	106,686	126,929
Servicing asset from securitization activity (Note 14 and 15)	199,112	169,234
Equipment and computer software (1)	34,563	42,423
Collateral on derivatives with CBNA	86,699	11,431
Other	78,677	18,242
Total other assets	$1,154,956	$809,251

(1) Amounts are reflected net of accumulated depreciation and software amortization of $53 million and $44 million at December 31, 2007 and 2006, respectively.

Depreciation and software amortization expense totaled $14 million for the years ended December 31, 2007, 2006 and 2005.  Included in equipment and computer software are capitalized internally developed software costs of $31 million and $38 million at December 31, 2007 and 2006, respectively.  During the years ended December 31, 2007 and 2006, the Company capitalized $5 million and $7 million, respectively, in costs related to software development.

The collateral on derivatives with CBNA is a cash reserve pledged against LIBOR based swaps and interest rate floor options.  See Note 12 for further discussion of the Company’s interest rate swaps.

4.  SHORT-TERM BORROWINGS

Short-term borrowings are summarized below:
	December 31
(Dollars in thousands)	2007		2006
	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate
Notes payable	$5,173,000	5.23%	$7,136,800	5.36%
Portion of long-term borrowings due within one year	$8,200,000	4.92%	$4,000,000	5.26%
Total short-term borrowings	$13,373,000	5.04%	$11,136,800	5.32%

At December 31, 2007 and 2006, short-term borrowings were made under the terms of an Omnibus Credit Agreement, as amended (Omnibus Credit Agreement) with CBNA, which expires in December 2009.  Short-term borrowings have a remaining term to maturity of one year or less. The Company expects that each of these borrowings will be refinanced with new borrowings under the Omnibus Credit Agreement. The maximum aggregate credit limit available for combined short and long-term borrowings was $30 billion at December 31, 2007. The Company believes that the terms of these agreements are no less favorable to the Company than those that could be obtained from unaffiliated third parties. At December 31, 2007, all of the notes payable above had variable interest rates.

5.  LONG-TERM BORROWINGS

A summary of long-term borrowings follows:
	December 31
(Dollars in thousands)	2007	2006

CBNA Notes, based on LIBOR (note rates ranged from 4.84% to 5.17% at December 31, 2007), due July - August 2008	$5,900,000	$5,900,000
CBNA Notes, based on LIBOR or a strike rate, whichever is higher (note rate 5.17% at December 31, 2006), matured January 2007	–	2,000,000
CBNA Notes, based on LIBOR (note rate 5.35% at December 31, 2006), matured December 2007	–	2,000,000
CBNA Notes, based on LIBOR (note rate 5.03% at December 31, 2007), due December 2008	2,000,000	–
CBNA Notes, based on LIBOR (note rate 5.03% at December 31, 2007), due December 2009	2,000,000	–
CBNA Notes, fixed rate (note rate of 3.02% at December 31, 2007), due April 2008	300,000	300,000
CBNA Notes, fixed rate (note rate of 5.39% at December 31, 2007), due September 2016	100,000	–
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 5.04% at December 31, 2007), due January 2009	1,500,000	–
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 5.13% at December 31, 2007), due July 2010	2,000,000	2,000,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 5.05% at December 31, 2007), due July 2015	1,000,000	1,000,000
CBNA Notes, based on prime rate, (note rate of 5.45% at December 31, 2007), due January 2010	1,500,000	–
Less: portion of long-term borrowings due within one year	(8,200,000)	(4,000,000)
Total long-term borrowings	$8,100,000	$9,200,000

At December 31, 2007 and 2006, long-term borrowings were made under the terms of an Omnibus Credit Agreement with CBNA, the Company’s principal shareholder. The Omnibus Credit Agreement contains no material financial covenants or restrictions. Each one to three months, the rates reset on all LIBOR and prime based borrowings.

At December 31, 2007, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows:  $3.5 billion in 2009, $3.5 billion in 2010, $1.0 billion in 2015, and $0.1 billion in 2016.

The Company seeks to minimize interest rate exposure by funding floating rate loans with floating rate liabilities and by closely matching the underlying rate basis of the assets with the liabilities.  During 2007 and 2006, the Company held interest rate swap agreements to better match the interest rate characteristics of its borrowings with the interest rate characteristics of its student loan assets. See Note 12 for further discussion of the Company’s interest rate swaps.

Approximately $4.5 billion of the Company’s outstanding short and long-term debt includes derivatives embedded in the respective debt instruments. These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

6.  OTHER LIABILITIES

Other liabilities are summarized as follows:

	December 31
(Dollars in thousands)	2007	2006

Interest payable to CBNA (Note 9)	$174,519	$167,868
Income taxes payable to CBNA (Note 11)	13,221	73,550
Liability from derivative agreements with CBNA (Note 12)	91,306	12,064
Accounts payable and other liabilities	116,128	205,379
Total other liabilities	$395,174	$458,861

7.  FEE AND OTHER INCOME

A summary of fee and other income follows:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

Income/(losses) related to residual interests	$2,733	$(15,391)	$(9,768)
Servicing revenue net of valuation gains/(losses) on servicing assets	51,605	21,130	(2,764)
Mark-to-market (losses)/gains on derivatives	(32,961)	4,472	-
Other origination and servicing fees from CBNA (Note 9)	7,271	7,457	6,725
Late fees	6,063	7,283	8,175
Other	1,590	3,910	738
Total fee and other income	$36,301	$28,861	$3,106

8.  OTHER EXPENSES

A summary of other expenses follows:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

Servicing, professional, guarantor and other fees	$62,123	$56,707	$51,097
Depreciation and amortization	15,205	14,467	14,012
Data processing and communications	14,456	10,839	10,435
Advertising and marketing	8,635	10,533	9,934
Stationery, supplies and postage	6,040	6,773	6,455
Premises	3,005	2,952	2,503
Travel and entertainment	2,042	2,255	1,958
Other	6,384	4,303	4,844
Total other expenses	$117,890	$108,829	$101,238

9.  RELATED PARTY TRANSACTIONS

Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), owns 80% of the outstanding common stock of the Company.  Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), N.A.  Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the Company’s Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005.  Other information about intercompany transactions is available as follows:  for CitiAssist Loans, see Note 2; for short and long-term funding and interest rate swap transactions, see Notes 4, 5, and 12; for employee benefit related transactions, see Note 10; and for income tax matters, see Notes 1, 6 and 11.

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

Revenue
Interest income	$1,525	$411	$51
Interest expense	(1,175,159)	(1,212,928)	(807,668)
Fee and other (loss)/income:
Derivative valuation (loss)/gain	(32,961)	4,472	-
Other origination and servicing fees	7,271	7,458	6,725
Operating Expenses
Salaries and employee benefits
Employee benefits and administration	$11,041	$10,600	$9,351
Stock-based compensation	2,345	2,275	989
Other expenses
Servicing, professional and other fees	50,890	46,489	40,889
Data processing and communications	6,699	6,238	7,057
Premises	2,973	2,930	2,490
Other	2,651	2,316	2,502

CBNA Omnibus Credit Agreement
The Company had outstanding short and long-term unsecured borrowings with CBNA under the Omnibus Credit Agreement of $13.4 billion and $8.1 billion, respectively, at December 31, 2007 and $11.1 billion and $9.2 billion, respectively, at December 31, 2006.  This agreement provides a maximum aggregate credit limit of $30 billion through December 31, 2009. Interest expense incurred under these borrowings is reflected in the table above.

Interest Rate Swap and Option Agreements
The Company is a party to interest rate swaps and options with CBNA, an investment-grade counterparty, to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company maintained collateral of $87 million and $11 million on these derivatives at December 31, 2007 and 2006, respectively.  For further information on the Company’s interest rate derivative agreements, see Note 12.

Student Loan Origination Agreement and Servicing Fees Earned
CitiAssist Loans are originated by CBNA through an intercompany agreement.  Following full disbursement, the Company purchases all CitiAssist Loans at CBNA’s carrying value at the time of purchase, plus a contractual premium.  Total CitiAssist Loans purchased by the Company for the years ended December 31, 2007 and 2006 was $2.0 billion and $1.7 billion, respectively. Total premiums paid by the Company related to the 2007 and 2006 CitiAssist Loan purchases was $13 million and $11 million, respectively. At December 31, 2007, the Company was committed to purchase CitiAssist Loans of $1.2 billion.

The Company also earns loan origination and servicing revenue for work performed on CitiAssist Loans held by CBNA prior to purchase by the Company.

Servicing, Professional and Other Fees Paid
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

10.  EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance plans that cover active, retired and disabled employees; defined benefit pension; dental; defined contribution plan; salary continuance for disabled employees and workers compensation.  Citigroup charges the Company a fee calculated as a fixed percentage of total salaries, referred to as the fringe rate. The fringe rate applied to salaries was 27% in both 2007 and 2006 and 26% for 2005. In determining the fringe rate, Citigroup considers the historical benefit and salary experience for all Citigroup employees, adjusted for expected changes in experience reflected in actuarial assumptions.

Substantially all of the Company’s employees participate in Citigroup’s benefit plans.  Any pension obligation pertaining to these plans is a liability of Citigroup. The fringe rate includes approximately $1 million for 2007, 2006 and 2005, representing the Company’s pension expense allocation. These amounts are included with other employee benefit costs in Employee benefits and administration in the related party transactions table in Note 9.

11.  INCOME TAXES

The provision for income taxes consists of the following:
	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

Current
Federal	$98,525	$157,612	$69,435
State	16,331	23,517	8,489
Total current	114,856	181,129	77,924
Deferred
Federal	(153)	(3,175)	96,928
State	(26)	(474)	11,851
Total deferred	(179)	(3,649)	108,779
Total income tax provision	$114,677	$177,480	$186,703

The effective tax rate was 38.6%, 38.2% and 37.7% for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table presents the actual income tax provisions computed at the federal statutory income tax rate of 35%:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

Income taxes computed at federal statutory rate	$104,079	$162,502	$173,482
State tax provision, net of federal benefits	10,598	14,978	13,221
Total income tax provision	$114,677	$177,480	$186,703

Deferred income taxes consist of the following:

	December 31
(Dollars in thousands)	2007	2006

Deferred Tax Assets
Valuation adjustments of retained interests	$26,312	$19,938
Income earned from securitization trusts	76,081	28,063
Allowance for loan losses	16,247	5,462
Other	3,805	5,319
Total deferred tax assets	$122,445	$58,782
Deferred Tax Liabilities
Deferred loan origination costs	(201,401)	(186,204)
Internally developed software costs	(10,536)	(13,967)
Gain on securitizations and other securitization related income/(loss)	(193,625)	(140,953)
Other	(4,345)	(5,299)
Total deferred tax liabilities	(409,907)	(346,423)
Net deferred tax liabilities	$(287,462)	$(287,641)

At December 31, 2007 and 2006, the Company had deferred tax liabilities, net of deferred tax assets of $91 million and $93 million, respectively, for the tax effect of the gains on the loans securitized and other securitization-related income.

12.  INTEREST RATE DERIVATIVE AGREEMENTS

The Company enters into interest rate derivative agreements to help manage its exposure to interest rate movements.  The counterparty to all of the Company’s derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions are provided in the table below:

	December 31
(Dollars in thousands)	2007			2006
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Prime / LIBOR Swaps	$–	$–	$–	$4,000,000	$–	$761
Other LIBOR Based Swaps	8,495,000	34,492	2,113	8,035,000	462	1,803
Interest Rate Floor Options	8,743,266	1,372	89,193	6,200,000	–	9,500

The Company’s other LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s residual interests. These swaps mature between 2009 and 2017.

The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. The options mature between 2011 and 2023.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107)

The estimated fair value of the Company’s financial instruments is presented in the following table:

	December 31
(Dollars in thousands)	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Loans, net	$21,991,804	$22,303,074	$21,274,360	$21,710,092
Cash	25	25	6,570	6,570
Accrued interest receivable	755,905	755,905	567,921	567,921
Residual interests in loans securitized	633,074	633,074	546,422	546,422
Derivative asset	35,864	35,864	462	462
Servicing assets	199,112	199,112	169,234	169,234
Financial Liabilities
Short-term borrowings	$13,373,000	$13,373,000	$11,136,800	$11,136,800
Long-term borrowings	8,100,000	8,042,400	9,200,000	9,188,928
Derivative liability	91,306	91,306	12,064	12,064
Interest payable	174,519	174,519	167,868	167,868

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (SFAS 107), the estimated fair values have been determined by the Company using available market information and other valuation methodologies that are described below. The fair value approximates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could significantly affect the estimates.

The excess of fair value over carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and commercial paper interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, default rates and maturity or contractual settlement dates.

Loans, Net
The fair value of loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates.  The carrying value is presented net of the allowance for loan losses.

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

Short-Term and Long-Term Borrowings
The fair value of these instruments was calculated by discounting cash flows through maturity using estimated market discount rates. Interest rates on all of the Company’s short-term borrowings reset each one to three months. As a result, the Company believes that the carrying value of these borrowings approximates fair value.

Derivatives
Derivatives are used to manage interest rate risk. Fair value was determined by discounting the estimated cash flows that may arise from these instruments using current market prices. Derivatives are recorded at fair value on the Consolidated Financial Statements.

14.  STUDENT LOAN SECURITIZATIONS

The Company maintains a program to securitize certain portfolios of student loan assets.  Under the Company’s securitization program, the loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, backed by the student loan assets, to outside investors.

A summary of the Company’s securitization transactions is presented in the table below:

(Dollars in thousands)	2007	2006	2005
Student loans securitized during the period	$2,876,812	$7,659,732	$4,245,719
Proceeds from student loans securitized during the period	2,907,581	7,591,048	4,261,833
Realized gains on loans securitized	70,814	189,017	129,578

The following table reflects amounts received from the securitization trusts:

(Dollars in thousands)	2007	2006
Cash received from trusts for servicing	$64,868	$32,242
Cash received from trusts on residual interests	65,388	24,844

The following table reflects receivables and payables related to the Company’s securitization trusts:

(Dollars in thousands)	2007	2006
Receivable from trusts for servicing	$6,356	$3,950
Payable to trusts for student loan payments received	17,249	11,494

During 2007 and 2006, the Company earned $67 million and $34 million, respectively, of servicing revenue for servicing the trust portfolios. Changes in the Company’s servicing assets are presented below:

(Dollars in thousands)	2007	2006
Balance at beginning of period	$169,234	$76,784
Cumulative effect adjustment	–	2,435
Changes in fair value due to changes in inputs and assumptions	16,329	1,709
Other changes (1)	(31,997)	(14,996)
Student loan securitizations	45,546	103,302
Balance at end of period	$199,112	$169,234

(1) Amounts represent the effects of payments and the passage of time.

The cumulative effect adjustment in 2006 in the table above was related to the adoption of SFAS 156 and was recorded as an adjustment to beginning of the period retained earnings. See Note 1 for further information.

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty.

The key assumptions used to value the residual interests in the assets securitized for the 2007-1 and 2007-2 trusts at the inception date of the securitizations were as follows:

	2007-1	2007-2
Weighted average discount rate	10.2%	10.5%
Constant prepayment rates	3.84%	3.09%
Anticipated credit losses, net of insurance and guarantees	0.34%	0.27%
Basis spread between LIBOR and Commercial Paper rate	0.11%	0.12%
Utilization rate of borrower benefits:
Automated clearing house	10.0%	23.0%
On time payments	0.0%	23.3%

The key assumptions used to value the residual interests in the securitization trusts were as follows as of December 31:

	2007	2006
Weighted average discount rate:
FFEL Program Consolidation Loans	10.6%	10.0%
Private education loans	12.6%	12.0%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.73% to 3.09%	2.93% to 6.13%
Private education loans	13.03%	12.41%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.30%	0.11%
Private education loans	0.81%	1.10%
Expected basis spread between LIBOR and Commercial Paper rate	12.0 basis points	10.7 basis points
Utilization rate of borrower benefits:
Automated clearing house	10.0% to 40.2%	17.5% to 39.8%
On time payments	0% to 41.3%	14.5% to 36.5%

The key assumptions used to value the servicing assets of the securitization trusts were as follows as of December 31:

	2007	2006
Weighted average discount rate:
FFEL Program Consolidation Loans	5.8%	6.0%
Private education loans	6.3%	6.5%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.73% to 3.09%	2.93% to 6.13%
Private education loans	13.03%	12.41%
Weighted average servicing margin	25.0 basis points	25.0 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets

Fair value at December 31, 2007	$633,074	$199,112
Discount rate
10% adverse change	(22,833)	(4,603)
20% adverse change	(43,882)	(9,073)
Constant prepayment rate
10% adverse change	(10,170)	(3,049)
20% adverse change	(19,920)	(6,075)
Anticipated net credit losses/defaults
10% adverse change	(6,518)	(1,214)
20% adverse change	(12,972)	(2,399)
Servicing margin
10% adverse change	–	(19,361)
20% adverse change	–	(38,567)
Basis spread
10% adverse change	(7,205)	–
20% adverse change	(14,357)	–
Borrower benefits – ACH
10% adverse change	(3,359)	–
20% adverse change	(6,772)	–
Borrower benefits – on time payments
10% adverse change	(10,694)	–
20% adverse change	(21,357)	–

The Company continues to service the loans transferred to the trusts after securitization. As a result, the Company considers the securitized loans to be part of the Company’s managed loan portfolio.

Principal amounts of loans managed, on-balance sheet loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

	December 31
(Dollars in thousands)	2007	2006
Principal amounts, at period end
On-balance sheet loans	$22,033,919	$21,288,557
Securitized amounts	14,476,309	12,375,339
Total managed	$36,510,228	$33,663,896
Delinquencies, at period end
On-balance sheet loans (1)	$720,408	$775,345
Securitized amounts	413,175	217,090
Total managed (1)	$1,133,583	$992,435

(1) Amounts include loans held for sale.

Credit losses, net of recoveries, for the Company’s managed loan portfolios are presented in the table below:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005
Credit losses, net of recoveries:
On-balance sheet loans	$30,348	$16,963	$13,213
Securitized amounts	6,661	211	–
Total managed	$37,009	$17,174	$13,213

15.  FAIR VALUE (SFAS 156, 157 and 159)

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	December 31, 2007
(Dollars in Thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$–	$633,074
Other assets	60,068	199,112
Total Assets	$60,068	$832,186

Liabilities
Other liabilities	$91,306	$–

Derivatives
Derivatives are used to manage interest rate risk. Fair value was based upon market quotes received from CBNA. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and on the Consolidated Financial Statements. For more information on derivatives, see Note 12.

Retained Interests in Securitized Loans
The fair value of the retained interests in securitized loans, including residual interests and servicing assets, were determined using discounted cash flow models. Servicing assets are included in Other assets in the table above. Retained interests are recorded at fair value on the Consolidated Financial Statements.  For more information on loan securitizations, see Note 14.

The following table presents the changes in the Level 3 fair value category for the year ended December 31, 2007:

(Dollars in Thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2006	$546,422	$169,234
Net unrealized gains(1)	61,910	27,036
Issuances and settlements	24,742	2,842
Balance at December 31, 2007	$633,074	$199,112

(1)  Amount includes, as applicable, accreted interest which is included in Interest income and other unrealized gains which are included in Fee and other income in the consolidated statement of income.

16.  COMMITMENTS AND CONTINGENCIES

The Company has obligations under several non-cancelable operating leases. Expenses related to those agreements totaled $3 million for 2007 and 2006 and $2 million for 2005.  Included in these amounts are lease expenses with CBNA for the Pittsford, New York facility of $2 million for 2007 and 2006 and $1 million for 2005.  This amount is included in Premises, in the related party transactions table in Note 9.  The Pittsford, New York facilities agreement expires in May 2014.

Future minimum lease payments at December 31, 2007 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2007 are as follows:

(Dollars in thousands)	Minimum Lease Payments

2008	$2,993
2009	2,998
2010	2,885
2011	2,854
2012	2,901
Thereafter	4,270
Total	$18,901

At December 31, 2007, FFEL Program loans in the amounts of $1.9 billion had committed, but not disbursed.  In addition, the Company has forward purchase agreements, primarily with CBNA, that obligate the Company to purchase all loans offered for sale and/or originated by the other party. At December 31, 2007, the aggregate obligation under these commitments totaled $1.3 billion.

In addition, the Company provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program Loans which the Company will subsequently purchase. At December 31, 2007, these institutions had unused lines of credit of $184 million available to them. In addition, the Company had commitments of $331 million to sell certain portfolios of loans to third parties in the future.  These amounts are recorded in loans held for sale.

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

Since March 2007, the Company has been responding to and cooperating with a number of inquiries into the student loan industry. Several U.S. Congressional committees and the U.S. Department of Education commenced investigations of the student loan industry. The Company has responded to requests for certain information and documents in connection with these investigations. Additionally, the offices of various states’ attorneys general and certain federal authorities have also conducted investigations and/or have served formal or informal requests for information upon the Company.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First

2007
Net interest income	$91,683	$100,330	$102,877	$93,757
Provision for loan losses	(24,078)	(21,419)	(3,895)	(10,528)
Net interest income after provision for loan losses	67,605	78,911	98,982	83,229
Gains on loans sold and securitized	27,229	15,815	51,040	17,774
Fee and other (loss)/income	22,070	(10,052)	9,420	14,863
Total operating expenses	(45,591)	(43,978)	(45,751)	(44,198)
Income taxes	(28,163)	(15,695)	(43,174)	(27,645)
Net income	$43,150	$25,001	$70,517	$44,023

Basic and diluted earnings per common share	$2.16	$1.25	$3.53	$2.20
Dividends declared per common share	$1.43	$1.43	$1.43	$1.30
Common stock price:
High	$193.96	$212.46	$210.50	$216.06
Low	$106.75	$161.38	$178.03	$183.00
Close (at quarter end)	$110.00	$180.32	$203.90	$185.92

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First

2006
Net interest income	$90,840	$98,404	$115,188	$107,099
Provision for loan losses	(7,664)	(7,065)	(5,302)	(6,140)
Net interest income after provision for loan losses	83,176	91,339	109,886	100,959
Gains on loans sold and securitized	45,491	81,067	82,521	6,751
Fee and other income	11,898	(2,433)	14,247	5,149
Total operating expenses	(43,820)	(43,992)	(40,385)	(37,561)
Income taxes	(35,709)	(48,170)	(64,459)	(29,143)
Net income	$61,036	$77,811	$101,810	$46,155

Basic and diluted earnings per common share	$3.05	$3.89	$5.09	$2.31
Dividends declared per common share	$1.30	$1.30	$1.30	$1.08
Common stock price:
High	$210.24	$202.00	$241.00	$233.00
Low	$183.50	$160.65	$167.00	$209.23
Close (at quarter end)	$207.30	$192.18	$202.00	$233.00

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007, Commission File Number 1-11616.

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

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on June 29, 2007 was approximately $816 million.  As of February 22, 2008, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2008 Proxy Statement.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Anavi, Bailey, Beckmann, Doynow, Drake, Garside, Glover, Handler, Levinson, and Moseman.
•	Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission.  Stockholders may obtain copies of that index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT  06901 or on the Internet at www.studentloan.com.

Financial Statements filed for The Student Loan Corporation:

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Balance Sheets as of December 31, 2007 and 2006
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2007 results.

Part I		Page

Item 1	Business	2, 21-26
Item 1A	Risk Factors	27-31
Item 1B	Unresolved Staff Comments	None
Item 2	Properties	25
Item 3	Legal Proceedings	25
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26, 64-65, 71
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-26
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	18-20
Item 8	Consolidated Financial Statements and Supplementary Data	39-65
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	35
Item 9 B	Other Information	None

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV

Item 15	Exhibits, Financial Statement Schedules	67

	Availability of SEC Filings	71

*	The Student Loan Corporations 2007 Proxy Statement that responds to information required by Part III of Form 10-K is incorporated by reference into this Annual Report and Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Student Loan Corporation
(Registrant)

/s/ Daniel P. McHugh
Daniel P. McHugh
Chief Financial Officer
February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

The Student Loan Corporation’s Principal Executive Officer, a Director and Attorney-in-Fact:

/s/ Michael J. Reardon
Michael J. Reardon
February 26, 2008

The Student Loan Corporation’s Principal Financial Officer:

/s/ Daniel P. McHugh
Daniel P. McHugh
February 26, 2008

The Student Loan Corporation’s Principal Accounting Officer:

/s/ Joseph P. Guage
Joseph P. Guage
February 26, 2008

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Michael J. Reardon and Daniel P. McHugh their attorneys-in-fact, empowering him to sign this report on their behalf:

Yasmine D. Anavi	Rodman L. Drake	Dr. Evelyn E. Handler
James L. Bailey	Richard J. Garside	Carl E. Levinson
Bill Beckmann	Dr. Glenda B. Glover	Loretta Moseman
Gina Doynow

DIRECTORS AND EXECUTIVE OFFICERS

Directors	Executive Officers
Yasmine D. Anavi Chief Risk Officer Global Consumer Group	Michael J. Reardon Chief Executive Officer and President

James L. Bailey Retired Executive Vice President Citibank, N.A.	Daniel P. McHugh Vice President and Chief Financial Officer*

Bill Beckmann President CitiMortgage, Inc.	Joseph P. Guage Vice President,Controller and Chief Accounting Officer

Gina Doynow National Director North America Community Relations Citibank, N.A.	Christine Y. Homer Vice President, Secretary and General Counsel

Rodman L. Drake Managing Partner CIP Management	Patricia A. Morris Vice President and Chief Risk Officer

Richard J. Garside Chief Operating Officer and Executive Vice President Global Consumer Group	Kurt R. Schneiber Vice President and Executive Director of Sales

Dr. Glenda B. Glover Dean of the College of Business Jackson State University	Scot Parnell Vice President and Chief Financial Officer*

Dr. Evelyn E. Handler Retired President of the University of New Hampshire President of Brandeis University

Carl E. Levinson Head of Productivity and Reengineering Citigroup

Loretta Moseman Global Treasurer Global Consumer Group

Michael J. Reardon Chairman, Chief Executive Officer and President The Student Loan Corporation

* Mr. Parnell will succeed Mr. McHugh as the Company’s Chief Financial Officer on February 29, 2008.

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

NYSE Certification

Because the Company’s common stock is listed on the NYSE, the Company’s chief executive officer is required to make, and he has made, annual certifications to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer made his annual certifications to that effect to the NYSE as of May 24, 2007.

Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400.  Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting

The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 15, 2008 in New York City.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Citibank Stockholder Services, P.O. Box 43077, Providence, RI 02940-3077. Their toll free number is (877) 248-4237 and their fax line is (201)324-3284. They may also be contacted by e-mail at Citibank@shareholders-online.com.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”.  The number of holders of record of the common stock at January 31, 2008 was 38.  See quarterly information on the Company’s common stock on page 64-65.

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

10.2.9
Amendment No. 8, dated as of June 19, 2007, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.9 to the Current Report on Form 8-K filed June 25, 2007 (File No. 1-11616).

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

10.5	Facilities Occupancy, Management and Support Service Agreement, by and between the Company and Citicorp North America, Inc., dated as of November 1, 2006.

10.6
Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-11616).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s 2002 Annual Report on Form 10-K (File No. 1-11616).

24.1*	Powers of Attorney of The Student Loan Corporation’s Directors Anavi, Bailey, Beckmann, Doynow, Drake, Garside, Glover, Handler, Levinson, and Moseman.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith