Form 10-Q
period 2008-05-01
STUDENT LOAN CORP
filed 2008-05-07
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-Q
__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On April 30, 2008, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Available on the World Wide Web at www.studentloan.com

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page

	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2008 and 2007	2

		Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2008 and 2007	4

		Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and 2007	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 16

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 28

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4 -	Controls and Procedures	29

Part II	Other Information

	Item 1A-	Risk Factors	30

	Item 6 -	Exhibits	30

Signature			31

Exhibit Index			32

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
 (Unaudited)

	Three months ended
	March 31,

	2008	2007

NET INTEREST INCOME
Interest income	$329,747	$378,647
Interest expense	(248,300)	(284,890)

Net interest income	81,447	93,757
Provision for loan losses	(25,312)	(10,528)

Net interest income after provision for loan losses	56,135	83,229

OTHER INCOME
Gains on loans sold	1,455	17,774
Fee and other income	11,459	14,863

Total other income	12,914	32,637

OPERATING EXPENSES
Salaries and employee benefits	15,469	14,450
Other expenses	28,666	29,748

Total operating expenses	44,135	44,198

Income before income taxes	24,914	71,668
Income taxes	9,680	27,645

NET INCOME	$15,234	$44,023

DIVIDENDS DECLARED AND PAID	$28,600	$26,000

BASIC EARNINGS PER COMMON SHARE	$0.76	$2.20

(based on 20 million average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.43	$1.30

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Federally insured student loans	$17,867,877	$16,244,273
Private education loans	5,522,037	4,696,337
Deferred origination and premium costs	721,954	668,082
Allowance for loan losses	(54,752)	(42,115)
Student loans, net	24,057,116	21,566,577
Other loans and lines of credit	26,803	87,437
Loans held for sale	417,923	337,790
Cash	2,552	25
Residual interests in securitized loans	694,839	633,074
Other assets	1,290,121	1,154,956

Total Assets	$26,489,354	$23,779,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$15,880,600	$13,373,000
Long-term borrowings, payable to principal stockholder	6,600,000	8,100,000
Long-term secured borrowings	1,579,320	–
Deferred income taxes	289,490	287,462
Other liabilities	529,077	395,174

Total Liabilities	24,878,487	22,155,636

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,365	141,355
Retained earnings	1,469,302	1,482,668

Total Stockholders' Equity	1,610,867	1,624,223

Total Liabilities and Stockholders' Equity	$26,489,354	$23,779,859

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2008	2007

COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,555	$141,524
Capital contributions and other changes	10	9

Balance, end of period	$141,565	$141,533

RETAINED EARNINGS
Balance, beginning of period	$1,482,668	$1,410,968
Cumulative effect of adoption of accounting standard, net of taxes of $506	–	809
Net income	15,234	44,023
Common dividends declared, $1.43 per common share in 2008 and $1.30 per common share in 2007	(28,600)	(26,000)

Balance, end of period	$1,469,302	$1,429,800

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period	$–	$809
Cumulative effect of adoption of accounting standard, net of taxes of $(506)	–	(809)

Balance, end of period	$–	$–

TOTAL STOCKHOLDERS' EQUITY	$1,610,867	$1,571,333

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended
	March 31,

	2008	2007

Cash flows from operating activities:
Net income	$15,234	$44,023
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	3,485	3,533
Amortization of deferred loan origination and purchase costs	25,714	27,949
Accreted interest on residual interests	(15,672)	(14,383)
Provision for loan losses	25,312	10,528
Deferred tax benefit (provision)	2,028	(10,504)
Gains on loans sold	(1,455)	(17,774)
(Gain) loss on residual interest valuation	(70,419)	1,778
Loss on servicing asset valuation	2,047	4,867
Foreign currency loss	4,770	–
Change in loans held for sale	(131,413)	(118,276)
Change in loans held for sale origination and purchase costs	(2,745)	(2,009)
Proceeds from loans sold	55,480	59,678
Cash received on residual interests in trading securitized assets	24,326	13,130
Change in accrued interest receivable	(30,607)	(87,523)
Change in other assets	(60,967)	(13,674)
Change in other liabilities	133,913	(52,291)

Net cash used in operating activities	(20,969)	(150,948)

Cash flows from investing activities:
Change in loans	(2,401,345)	(1,856,183)
Change in loan origination and purchase costs	(79,586)	(83,687)
Proceeds from loans sold	–	679,071
Change in restricted cash	(46,515)	–
Capital expenditures on equipment and computer software	(2,608)	(1,952)

Net cash used in investing activities	(2,530,054)	(1,262,751)

Cash flows from financing activities:
Net change in borrowings with original maturities of one year or less	1,007,600	663,200
Proceeds from borrowings with original terms of one year or more	–	3,000,000
Proceeds from issuance of secured debt	1,574,550	–
Repayments of borrowings with original terms of one year or more	–	(2,000,000)
Dividends paid to stockholders	(28,600)	(26,000)

Net cash provided by financing activities	2,553,550	1,637,200

Net increase in cash	2,527	223,501
Cash - beginning of period	25	6,570

Cash - end of period	$2,552	$230,071

Supplemental disclosure:
Cash paid (received) for:
Interest	$252,292	$270,566
Income taxes, net	$(9,698)	$57,040

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three months ended March 31, 2008 may not be indicative of the results for the full year ended December 31, 2008. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2007 Annual Report and Form 10-K.

Basis of Presentation

The Company’s accounting policies are in conformity with GAAP. The Company’s operations are a single segment for financial reporting purposes, as the Company’s only operations consist of originating, managing and servicing student loans.

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

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, if any, are recognized as they are earned.  Interest income includes special allowance payments from and excess interest to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method.

Loans

The Company has a portfolio of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, which are insured by guaranty agencies (guarantors).   Student loan interest, inclusive of special allowance payments from and excess interest to the federal government, if any, is recognized as it is earned or incurred.

The Company also has a portfolio of private education loans primarily consisting of CitiAssist® loans.  Some of those loans are insured against loss by private insurers or covered under other risk-sharing agreements with creditworthy schools.  Some of those loans, including many high risk loans, are neither insured nor covered under risk-sharing agreements.  The Company is exposed to 100% of loss on such loans. Effective January 1, 2008, the Company elected to stop insuring new CitiAssist loan originations.

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties, the impact of any risk-sharing agreements with certain schools and counterparty risk ratings. Estimated losses are based on historical delinquency and credit loss experience adjusted for projected market conditions and aging of the portfolio.  Estimated losses are expensed currently and increase the provision for loan losses.  Actual losses are charged against the reserve as they occur.

The Company ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured private education loan reaches 150 days of delinquency or (3) an uninsured private education loan reaches 90 days of delinquency.  Accrual of interest is resumed if the loan guarantee is reinstated.  Interest received on non-accruing loans is recorded directly into interest income. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program Loans at 270 days of delinquency and the uninsured portion of private education loans at 120 days of delinquency.  Also, the Company writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and private education loans after 450 days and 240 days, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest.

    Restricted Cash

Restricted cash includes amounts held by loan securitization trusts that are being accounted for as secured borrowings. This cash must be used to make payments related to trust obligations and is classified as a component of Other assets. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

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

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, a decision must be made as to whether that transfer is considered a sale in accordance with SFAS 140. If it is a sale, the transferred assets are removed from the Company's Consolidated Balance Sheets and a gain or loss is recognized.  Second, a determination must be made as to whether the securitization entity should be included in the Company’s Consolidated Financial Statements. If the securitization entity's activities are sufficiently restricted to meet accounting requirements for a qualifying special purpose entity (QSPE), the securitization entity is not consolidated by the seller of transferred assets.

All of the Company’s off-balance sheet securitizations meet the definition of a QSPE and are not consolidated. The Company accounts for its on-balance sheet securitization, which is not a QSPE, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (FIN 46(R)), Consolidation of Variable Interest Entities, and is included in the Consolidated Financial Statements as the Company is the primary beneficiary.

Interest in the securitized loans accounted for as a sale are retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights.

Prior to January 1, 2007, the Company accounted for its residual interest from the 2004 securitization as available-for-sale securities. Effective January 1, 2007, the Company early-adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). In accordance with SFAS 159, the Company elected to measure its residual interest from the 2004 securitization at fair value. Converting to the fair value method the Company reclassified the unrealized gain on the residual interest from the 2004 securitization from Accumulated other comprehensive income to Retained earnings. Beginning January 1, 2007, all of the Company’s residual interests from its securitizations are accounted for as trading securities, with unrealized gains and losses reported in Fee and other income.

The Company’s servicing assets are reported at fair value, in accordance with the provision of SFAS No.156, Accounting for Servicing of Financial Assets – an amendment of FASB statement No. 140 (SFAS 156), and are included in Other assets. Unrealized gains and losses associated with servicing asset valuation changes are reported in Fee and other income.

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

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or market value.  For the three month periods ended March 31, 2008 and 2007, market value exceeded cost. Accordingly, no valuation allowance was necessary.

Derivatives

The Company endeavors to manage its exposure to interest rate changes through the use of derivative financial products, including swaps and options. In addition, the Company endeavors to manage its exposure to foreign currency exchange rates on its foreign currency denominated secured borrowings through the use of cross currency swaps. These derivatives are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income.

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

2.	ACCOUNTING CHANGES

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

During April of 2008, the FASB voted to eliminate QSPE’s from the guidance in SFAS 140. While the revised standard has not been finalized and the Board’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s Consolidated Financial Statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales.  This proposed revision could be effective as early as January 2009.

In addition, the FASB has proposed three key changes to the consolidation model in FIN 46(R).  First, the FASB will include former QSPE’s in the scope FIN 46(R). Second, the proposed amendment to FIN 46(R) will change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a qualitative determination of control instead of the current risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly.  The previous rules required reconsideration only when specified events occurred.

The Company will be evaluating the impact of these changes on its Consolidated Financial Statements once the actual guidelines are provided.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133, (SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and related interpretations. The standard will be effective for all of the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Company accounts for these instruments.

3.	STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Federal Stafford Loans	$9,912,641	$8,687,483
Federal Consolidation Loans	6,516,310	6,364,762
Federal SLS/PLUS/HEAL Loans	1,438,926	1,192,028
Private education loans	5,522,037	4,696,337
Total student loans held, excluding deferred costs	23,389,914	20,940,610
Deferred origination and premium costs	721,954	668,082
Student loans held	24,111,868	21,608,692
Less: allowance for loan losses	(54,752)	(42,115)
Student loans held, net	24,057,116	21,566,577

Loans held for sale, excluding deferred costs	409,864	331,263
Deferred origination and premium costs	8,059	6,527
Loans held for sale	417,923	337,790
Other loans and lines of credit	26,803	87,437
Total loan assets	$24,501,842	$21,991,804

4.            OTHER ASSETS

Other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Accrued interest receivable
from student loan borrowers/others	$735,524	$649,219
from federal government	50,988	106,686
Servicing asset from securitization activity	197,065	199,112
Collateral on derivatives with CBNA	138,436	86,699
Restricted cash	46,515	–
Equipment and computer software(1)	33,686	34,563
Other	87,907	78,677
Total other assets	$1,290,121	$1,154,956

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $57 million and $53 million at March 31, 2008 and December 31, 2007, respectively.

Accrued interest receivable from the federal government decreased by $56 million or 52% during the first quarter of 2008.  This decrease is primarily due to the impact of declining interest rates, which reduced the special allowance payments due from the federal government as well as increased the amount of excess interest owed to the federal government.

The Company enters into interest rate swaps and options in an effort to manage its interest rate risk exposure.  The Company’s collateral on these derivatives increased by $52 million or 60% as of March 31, 2008 from December 31, 2007 primarily as a result of declining interest rates.  For further information on the Company’s derivative agreements, see Note 7.

During March 2008, the Company completed its first on-balance sheet securitization.  As a result the Company’s Consolidated Financial Statements includes cash held by the trust, or restricted cash, which may be used only for trust obligations.

5.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:

	Three Months Ended March 31,

(Dollars in thousands)	2008	2007

Gains (losses) related to residual interests	$70,419	$(1,778)
Mark-to-market (losses) gains on derivatives	(72,420)	258
Servicing revenue net of valuation gains on servicing assets	16,830	11,636
Foreign currency translation loss	(4,770)	–
Late fees	2,011	2,032
Other origination and servicing fees from CBNA	1,732	2,061
Other	(2,343)	654

Total fee and other income	$11,459	$14,863

6.	RELATED PARTY TRANSACTIONS

Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement, student loan originations and servicing agreements, and various derivative contracts.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), N.A.  Management believes that the overall terms under which these transactions and services are provided are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying Consolidated Statements of Income:

	Three Months Ended March 31,

(Dollars in thousands)	2008	2007

Revenues
Interest income	$830	$247
Interest expense	247,571	284,886
Fee and other income:
Derivative valuation (loss) gain	(76,831)	258
Other origination and servicing fees	1,732	2,061

Operating Expenses
Salaries and employee benefits
Employee benefits and administration	$3,264	$2,713
Stock-based compensation	1,078	855
Other expenses
Servicing, professional and other fees paid	12,951	11,790
Data processing and communications	1,533	1,522
Premises	683	753
Other	1,913	768

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

Interest Rate Swap and Option Agreements

The Company enters into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives increased to $138 million as of March 31, 2008 from $87 million as of December 31, 2007.  For further information on the Company’s derivative agreements, see Note 7.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  Following final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company for the three months ended March 31, 2008 and 2007 were $960 million and $891 million, respectively. Total premiums paid by the Company related to CitiAssist loan purchases were $6 million for the three months ended March 31, 2008 and 2007. At March 31, 2008, the Company was committed to purchase CitiAssist loans of $413 million.

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

7.	DERIVATIVE AGREEMENTS

The Company enters into derivative agreements to help manage its exposure to interest rate risk and its exposure to foreign currency exchange rates fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at March 31, 2008 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions are provided in the table below:

	March 31, 2008			December 31, 2007
		Fair Value			Fair Value

(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability

LIBOR Based Swaps	$12,363,900	$29,877	$23,738	$8,495,000	$34,492	$2,113
Interest Rate Floor Options	12,176,824	3,742	173,514	8,743,266	1,372	89,193
Foreign Currency Swap	232,050	4,411	–	–	–	–

The Company’s LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s retained interests. These swaps mature between 2009 and 2028.

The Company’s interest rate floor options are derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. The options mature between 2011 and 2028.

The Company’s foreign currency swap is intended to economically hedge the foreign exchange translation on its foreign currency denominated secured debt. The swap matures in 2032.

8.	STUDENT LOAN SECURITIZATIONS

The Company maintains programs to securitize certain portfolios of student loan assets.   Under the Company’s securitization programs, transactions qualifying as sales are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, backed by the student loan assets, to outside investors.

The Company also enters into similar securitization transactions that do not qualify for sale treatment and accordingly, are accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale.

The following table summarizes the Company’s securitization activity. The transaction in the first quarter of 2008 did not qualify for sales treatment and is referred to as a secured borrowing:

	Three Months Ended
	March 31,

(Dollars in thousands)	2008	2007
Securitization financings:
Student loans securitized during the period	$1,993,213	$–
Net proceeds from student loans securitized during the period (1)	1,526,211	–

(1) The difference between student loans securitized and net proceeds primarily reflects $337 million of unissued debt and $130 million of required additional collateral, see Note 10.

The following table reflects amounts received from off-balance sheet securitization trusts:

	Three Months Ended
	March 31,

(Dollars in thousands)	2008	2007
Cash received from trusts for servicing	$18,932	$14,906
Cash received from trusts on residual interests	24,326	13,130

The following table reflects receivables and payables related to the Company’s off-balance sheet securitization trusts:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Receivable from trusts for servicing	$6,216	$6,356
Payable to trusts for student loan payments received	14,416	17,249

During the three month periods ended March 31, 2008 and 2007, the Company earned $19 million and $17 million, respectively, of revenue for servicing the trust portfolios.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended
	March 31,

(Dollars in thousands)	2008	2007
Balance at beginning of period	$199,112	$169,234
Changes in fair value due to changes in inputs and assumptions	6,918	3,126
Other changes(1)	(8,965)	(7,993)

Balance at end of period	$197,065	$164,367

            (1)       Amounts represent the effects of cash received and the passage of time.

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant observable data, inherently involve significant judgment and uncertainty.

The key assumptions used to value the residual interests for the off-balance sheet securitization trusts were as follows:

	March 31, 2008	December 31, 2007
Weighted average discount rate:
FFEL Program Consolidation Loans	11.00%	10.56%
Private education loans	13.00%	12.56%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.45% to 2.82%	1.73% to 3.09%
Private education loans	11.53%	13.03%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.31%	0.30%
Private education loans	0.71%	0.81%
Expected basis spread between LIBOR and Commercial Paper rate	12.3 basis points	12.0 basis points
Utilization rate of borrower benefits:
Automated clearing house	10.0% to 40.1%	10.0% to 40.2%
On time payments	0% to 41.6%	0% to 41.3%

The key assumptions used to value the servicing assets for the off-balance sheet securitization trusts were as follows:

	March 31, 2008	December 31, 2007
Weighted average discount rate:
FFEL Program Consolidation Loans	5.39%	5.80%
Private education loans	5.89%	6.30%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.45% to 2.82%	1.73% to 3.09%
Private education loans	11.53%	13.03%
Weighted average servicing margin	24.0 basis points	25.0 basis points

A sensitivity analysis is provided in the table below that shows the effects of adverse changes in each of the key assumptions used to determine the fair value of the retained interests.  The adverse effect of the change in each assumption is calculated independently while holding all other assumptions constant.  Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be different from the sum of the individual effects shown in the table.

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at March 31, 2008	$694,839	$197,065
Discount rate
10% adverse change	(21,558)	(4,598)
20% adverse change	(41,710)	(9,003)
Constant prepayment rate
10% adverse change	(9,118)	(2,955)
20% adverse change	(17,975)	(5,866)
Anticipated net credit losses/defaults
10% adverse change	(6,143)	(1,220)
20% adverse change	(12,292)	(2,424)
Basis spread
10% adverse change	(6,119)	–
20% adverse change	(12,238)	–
Borrower benefits – ACH
10% adverse change	(3,466)	–
20% adverse change	(6,795)	–
Borrower benefits – on time payments
10% adverse change	(10,932)	–
20% adverse change	(21,843)	–
Servicing margin
10% adverse change	–	(19,290)
20% adverse change	–	(38,402)

Principal amounts of on-balance sheet loans, off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Principal amounts, at period end
On-balance sheet loans (1)	$24,556,594	$22,033,919
Off-balance sheet securitized loans	13,818,207	14,123,887
Total (1)	$38,374,801	$36,157,806

Delinquencies, at period end
On-balance sheet loans (1)	$777,781	$720,408
Off-balance sheet securitized loans	388,694	413,175
Total	$1,166,475	$1,133,583
    (1)  Amounts include loans held for sale.

Credit losses, net of recoveries, for the Company’s on-balance sheet loans and off-balance sheet securitized loans are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Credit losses, net of recoveries:
On-balance sheet loans	$12,675	$3,870
Off-balance sheet securitized loans	1,808	662
Total	$14,483	$4,532

9.	FAIR VALUE (SFAS 156, 157 AND 159)

The Company determines fair value using valuation techniques that are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

(Dollars in thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$–	$694,839
Other assets	59,378	197,065
Total Assets	$59,378	$891,904

Liabilities
Other liabilities	$197,252	$–

Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. Fair value was based upon quotes received from counterparties. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and on the Consolidated Financial Statements. For more information on derivatives, see Note 7.

Retained Interests in Securitized Loans

The fair values of the retained interests in securitized loans, including residual interests and servicing assets, were determined using discounted cash flow models. Servicing assets are included in Other assets in the table above. Retained interests are recorded at fair value on the Consolidated Financial Statements.  For more information on loan securitizations, see Note 8.

The following table presents the changes in the Level 3 fair value category:

(Dollars in thousands)	Residual Interests in Securitized Loans	Other Assets

Balance at December 31, 2007	$633,074	$199,112
Net unrealized gains (1)	86,091	9,685
Issuances and settlements	(24,326)	(11,732)
Balance at March 31, 2008	$694,839	$197,065

(1)
Amounts include, as applicable, accreted interest which is included in Interest income and other unrealized gains and losses which are included in Fee and other income in the Consolidated Statements of Income.

10.	SHORT AND LONG-TERM BORROWINGS

At March 31, 2008 and December 31, 2007, the Company had borrowings under the terms of an Omnibus Credit Agreement with CBNA, which expires in December 2009. The maximum aggregate credit limit available for combined short and long-term borrowings was $30 billion at March 31, 2008. Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis. The Omnibus Credit Agreement contains no material financial covenants or restrictions, though it terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.  Each one to three months, the rates reset on all LIBOR and prime based borrowings. At March 31, 2008, the amount of credit available for additional short and long-term borrowings under the Omnibus Credit Agreement was approximately $7.5 billion.

In March 2008, the Company issued $1.6 billion of secured debt through an on-balance sheet securitization.  An additional $0.3 billion of notes associated with the transaction were retained by the Company and remain available for issuance.  The total authorized debt of $1.9 billion is collateralized by $2.0 billion of FFEL Program Consolidation Loans.  Principal payments on this secured debt are made as funds are collected on the collateralized loans.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes and The Student Loan Corporation’s (the Company) 2007 Annual Report and Form10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 28.

Management’s Discussion and Analysis provides the Company's perspective on its operations and its current business environment, including the following:

Business Overview – a general description of the Company’s business and the impacts of market conditions on the business.

Critical Accounting Estimates – an overview of accounting policies that require critical judgments and estimates.

Accounting Changes and Future Application of Accounting Standards – a summary of new accounting standards.

Financial Condition – a discussion and analysis of the Company’s products, disbursement and procurement activity, allowance for loan losses and private education loans.

Results of Operations – an analysis of the Company’s results of operations for the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources – an analysis of historical information regarding sources and uses of cash and capital obligations.

Regulatory Impacts – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans offering a full array of student loan products to students and their parents. The majority of the Company’s loans are guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services FFEL Program loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates through CBNA and holds private education loans that are not insured under the FFEL Program, including CitiAssist loans and Private Consolidation loans. The Company is committed to providing exceptional service to borrowers and schools and offering competitive and innovative products to students and their families. The Company differentiates itself from its competitors by offering life of loan servicing on most loans.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. CBNA owns 80% of the Company’s common stock.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on the 90-day Commercial Paper rate, the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (primarily based on LIBOR).  The earnings spread between the interest earned and the interest expense incurred represents net interest income. Net interest income is impacted by spread changes between the 90-day Commercial Paper rate, the prime rate or the 91-day Treasury Bill rate and LIBOR, utilization rates of borrower benefits as well as portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to interest rate fluctuations.

Loan securitizations and whole loan sales contribute significantly to the Company’s earnings.  From year to year, the Company’s earnings are impacted by the number, size and pricing of asset sales and securitizations.  Each of these factors varies from period to period based on market conditions and the Company’s operational strategies.

The Company’s earnings are also impacted by valuation changes on its retained interests from off-balance sheet securitizations, which fluctuate based on factors such as interest rate changes, prepayment and default rates and regulatory changes.  Other factors that may impact earnings are loan servicing revenue and loan servicing costs, changes in applicable laws and regulations, alternative financing options available to students and their parents, and competition.

The Company currently funds its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations.  Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis. Due to dislocation and illiquidity in the credit markets, the interest rates on the Company’s most recent borrowings under the Omnibus Credit Agreement as well as the interest rates realized on securitizations have increased considerably. These increases in funding costs combined with the impact of the College Cost Reduction and Access Act (CCRA Act) have negatively affected the Company’s profitability.  In response to these changes, the Company announced on April 16, 2008 that it would suspend lending at certain schools where loans with lower balances and shorter interest-earning periods currently result in unsatisfactory financial returns.  In addition, the Company announced that it would temporarily withdraw from the FFEL Program Consolidation Loan market.  The Company will evaluate returning to these schools and resume offering FFEL Program Consolidation Loans if market conditions improve.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition. Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ from those estimates. The most significant of these critical estimates and judgments are those used to account for student loan securitizations and allowance for loan losses which are described in the Company’s 2007 Annual Report and Form 10-K. There were no material changes to the Company’s critical accounting estimates in the first three months of 2008.

Accounting Changes and Future Application of Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of Accounting Changes.

Financial Condition

Loans

At March 31, 2008, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, an inventory of loans held for sale and related deferred costs. See Note 3 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	March 31, 2008	December 31, 2007

Owned loans	$24,557	$22,034
Managed loans	39,126	37,311

	Year to Date Average Balances
(Dollars in millions)	March 31, 2008	December 31, 2007

Owned loans	$23,319	$22,825
Managed loans	38,708	36,109

Loan Disbursements and Procurement Activity

The Company makes loans through retail, direct-to-consumer and wholesale channels. The retail channel represents loan activity directed by the Company’s retail sales force and is initiated primarily through the Company’s relationships with schools and universities. Retail volume consists primarily of FFEL Program Stafford and PLUS Loans and CitiAssist loans. Loan consolidations and other secondary market volume represent loan activity initiated outside the retail channel, through activities such as direct marketing to consumers or purchases of loans originated by other lenders and includes all loan types.

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended
	March 31,

(Dollars in millions)	2008	2007	Difference	% Change

Retail:
FFEL Program Stafford and PLUS loan disbursements	$1,894	$1,512	$382	25%
CitiAssist loans disbursed under commitments to purchase (1)	649	712	(63)	(9)%
Total Retail	2,543	2,224	319	14%
Loan consolidation and other secondary market volume	541	566	(25)	(4)%
Total Originations	$3,084	$2,790	$294	11%

(1)	This amount consists of the CitiAssist loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The FFEL Program loan disbursements increase of $382 million during the first three month period of 2008 compared to the same period of 2007, which the Company believes is primarily attributable to the Company’s marketing initiatives, overall growth in the marketplace and a shift in volume to the Graduate PLUS loan product from CitiAssist loans.  The Graduate PLUS Loan program, introduced in 2006, was the primary driver of the $63 million decrease in CitiAssist loan disbursements during the first three months of 2008 compared to the same period in 2007.

In response to the dislocation in the capital markets and recent federal legislation, the Company has recently curtailed some of its less profitable retail, wholesale and FFEL Program Consolidation Loan origination activities.  Although this recent curtailment could result in a reduction in overall originations, the Company believes it may experience some growth in markets in which the Company continues to operate as competitors exit these segments.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  Following final disbursement, the Company purchases all private education loans from CBNA.  At March 31, 2008 and December 31, 2007, the private education loans disbursed and still held by CBNA were $377 million and $669 million, respectively.

Approximately half of the loan consolidation and other secondary market volume presented in the table above for 2008 and 2007 represent consolidations of student loans already held in the Company’s loan portfolio.

Generally, loans are not specifically purchased or originated for resale, and accordingly are recorded in the Company’s held portfolio.  However, as sales opportunities present themselves, certain of these loan purchases or originations may be reclassified as held for sale.

Allowance for loan losses

The Company’s allowance for loan losses and current period provision for loan loss expense increased significantly compared to the prior year. The increase was primarily driven by the continued seasoning of the uninsured CitiAssist portfolio as well as an increase in the amount of higher risk loans made to students attending proprietary schools entering repayment. In addition, the elimination of the Exceptional Performer program as of October 1, 2007 also negatively impacted the allowance for loan losses.  See Regulatory Impacts on page 25 for further information about the College Cost Reduction and Access Act (CCRA Act), which eliminated the Exceptional Performer program.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended
	March 31,

(Dollars in thousands)	2008	2007

Balance at beginning of period
FFEL Program	$12,312	$6,911
CitiAssist Insured	3,214	721
CitiAssist Uninsured	26,589	6,565
	$42,115	$14,197

Provision for loan losses
FFEL Program	$4,205	$3,824
CitiAssist Insured	3,484	1,392
CitiAssist Uninsured	17,623	5,312
	$25,312	$10,528

Charge offs
FFEL Program	$(3,276)	$(1,198)
CitiAssist Insured	(1,367)	(343)
CitiAssist Uninsured	(10,107)	(3,648)
	$(14,750)	$(5,189)

Recoveries
FFEL Program	$–	$–
CitiAssist Insured	–	–
CitiAssist Uninsured	2,075	1,319
	$2,075	$1,319

Balance at end of period
FFEL Program	$13,241	$9,537
CitiAssist Insured	5,331	1,770
CitiAssist Uninsured	36,180	9,548
	$54,752	$20,855

Private Education Loans in Repayment

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company has purchased private insurance on certain of these loans through either Arrowood Indemnity Company (Arrowood), or United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC).  Arrowood is a part of Arrowpoint Capital Corp. UGCIC/NHIC are subsidiaries of American International Group (AIG).

These insurance providers insure the Company against loss in cases of borrower loan default, bankruptcy or death.  Under the Arrowood program, private education loans that are submitted for default claim are generally subject to a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UGCIC/NHIC program, defaults are generally subject to risk-sharing deductibles between 10% and 20% of the claim amounts.  UGCIC/NHIC insured most of the Company’s new private education loan originations during 2006 and 2007.  UGCIC is rated Aa2 / Negative by Moody’s and NHIC is rated AA+ / Negative by Standard & Poor’s as of March 31, 2008. Arrowood is not rated and carries a higher risk that it will be unable to fulfill its contractual obligations under these insurance agreements.

For UGCIC/NHIC insured loans originated since the second quarter of 2003, the Company is insured for losses up to contractual maximum portfolio loss limits that range from 12.5% to 13.5%. If cumulative portfolio losses exceed these limits, the Company is exposed to 100% of subsequent losses. The Company does not expect to exceed these maximum portfolio loss limits. For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require limited additional premium payments to be made in the future should performance be worse than the established parameters. The Company elected to stop insuring new CitiAssist loans originated on or after January 1, 2008. The Company expects that the increased loan losses will be more than offset by decreases in insurance premiums paid. Private education loan defaults impact earnings through charge offs and increased servicing and collection costs.

Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	March 31,			December 31,
	2008			2007

(Dollars in thousands)	Insured	Uninsured	Total	Insured	Uninsured	Total

Total private education loans	$4,489,191	$1,032,846	$5,522,037	$3,869,945	$826,392	$4,696,337
Private education loans in repayment	1,468,870	529,626	1,998,496	1,443,110	494,093	1,937,203
Private education loans in forbearance (1)	226,894	41,061	267,955	147,243	22,841	170,084
Percent of private education loans that are delinquent 30 - 89 days	2.6%	3.6%	2.8%	2.4%	3.8%	2.8%
Percent of private education loans that are delinquent 90 days or more	2.0%	1.5%	1.9%	1.3%	1.0%	1.2%

Allowance for loan losses	$5,331	$36,180	$41,511	$3,214	$26,589	$29,803
Private education loans covered by risk-sharing agreements with schools	–	492,224	492,224	–	493,296	493,296

    (1)  Changes from December 31, 2007 to March 31, 2008 were due primarily to seasonality and loans entering repayment.

Of the $1,033 million in uninsured loans at March 31, 2008, the Company views approximately $185 million of the amount as higher risk loans made to students attending proprietary schools.  Most of these higher risk loans do not follow the Company’s traditional underwriting process.

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. Under these programs, the school or university takes on a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 9% or ii) the school pays 20% to 30% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk than private insurance coverage. Of the $185 million of higher risk loans, $84 million are covered under the risk-sharing agreements described above.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest income for the Company’s on-balance sheet portfolio:

	Three months ended
	March 31,
	2008	2007
Student loan yield	5.98%	7.35%
Consolidation loan rebate fees	(0.29)%	(0.44)%
Accreted interest on residual interests	0.26%	0.25%
Amortization of deferred loan origination and purchase costs	(0.43)%	(0.49)%
Net yield	5.52%	6.67%
Cost of funds (1)	(4.16)%	(5.02)%
Net interest margin	1.36%	1.65%

      (1)  Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for special allowance payments (SAP) from the federal government. Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a special allowance payment.  For loans originated on or after April 1, 2006, the Company must return excess interest to the federal government.  The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will be gradual as the amount of loans originated after October 1, 2007 increases relative to the Company’s overall portfolio. See Regulatory Impacts on page 25 for information on the CCRA Act.

The Company’s cost of funds is primarily based on LIBOR plus an incremental credit spread.  The effect of increasing or decreasing LIBOR rates combined with increasing or decreasing credit spreads affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit spreads are typically fixed based on market rates at the time of borrowing.

In contrast, the Company’s student loan yield is either based on Commercial Paper or Treasury rates (FFEL Program loans) or the Prime rate (private education loans) plus an incremental credit spread.  The Company has the ability to set credit spreads on its private education loans to reflect current market conditions at origination.  However, credit spreads earned on FFEL Program loans are prescribed under the Higher Education Act.

The credit spreads on the Company’s most recent borrowings under the Omnibus Credit Agreement and on the most recent securitization have increased considerably. Because credit spreads on FFEL Program loans cannot be adjusted to reflect current market conditions these increases will cause net interest margin compression.  This is due to the Company originating FFEL Program loans with pre-determined credit spreads while borrowing at higher interest rates under the current market conditions.  While this has not had a material effect on the Company through the end of the first quarter, it is expected to adversely impact results in 2008.

The Company’s net interest margin decreased during the three month period ended March 31, 2008 compared to the same period last year primarily due to rapidly declining interest rates, which impacted assets more quickly than liabilities and reduction in interest income due to the enactment of the CCRA Act.

At March 31, 2008 and 2007, the outstanding borrowings had contractual weighted average interest rates of 3.9% and 5.3%, respectively.

Rate/Volume Analysis

The following table shows the contribution year-over-year to changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the three months ended March 31, 2008 vs. the three months ended March 31, 2007
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net

Interest earning assets	$16	$(65)	$(49)
Interest bearing liabilities	15	(52)	(37)
Net interest income	$1	$(13)	$(12)

Three Months Ended March 31, 2008

The Company’s comparisons of financial highlights are as follows:
	Three Months Ended		Favorable	Favorable
	March 31,		(Unfavorable)	(Unfavorable)
(Dollars in thousands)	2008	2007	Change	% Change
Net interest income	$81,447	$93,757	$(12,310)	(13)%
Provision for loan losses	(25,312)	(10,528)	(14,784)	(140)%
Gains on loans sold	1,455	17,774	(16,319)	(92)%
Fee and other income	11,459	14,863	(3,404)	(23)%
Operating expenses	44,135	44,198	63	0%
Income taxes	9,680	27,645	17,965	65%
Net income	$15,234	$44,023	$(28,789)	(65)%

Total operating expenses as a percentage of average managed student loans	0.46%	0.49%	0.03%
Return on average equity	3.8%	11.4%	(7.6)%
Effective tax rates	38.9%	38.6%	(0.3)%

Net interest income

Net interest income of $81 million for the three months ended March 31, 2008 decreased by $12 million or 13% as compared to the same period of 2007. The net interest margin for the quarter was 1.36%, which was a 29 basis point decrease from the same period of 2007. This decrease was primarily driven by rapidly declining interest rates, which impacted assets more quickly than liabilities, and also included a $2 million reduction in interest income due to the enactment of the CCRA Act. This decrease was partially offset by higher average loan balances. See Factors Affecting Net Interest Income on page 22 for further information.

Gains on loans sold

During the three month period ended March 31, 2008, the Company sold $53 million of student loans as compared to $708 million during the same period of the prior year. The $655 million reduction in loan sales volume was due to the dislocation and illiquidity in the credit markets, which began in the second half of 2007 and continued during the first quarter of 2008.

Fee and other income

The decrease in fee and other income was primarily due to losses on the Company’s derivatives offset by a gain on the fair market value of its residual interests. The Company also had losses of $5 million related to the foreign exchange translation on its foreign currency denominated secured debt which was generated as a result of the on-balance sheet securitization during March 2008.  See Critical Accounting Estimates on page 18 and Note 8 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 7 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses for the three months ended March 31, 2008 was unchanged from the same period of 2007.  The Company’s operating expense ratio for the three months ended March 31, 2008 was 0.46%, three basis points lower than the same period of 2007.

Provision for loan losses

The increase in provision for loan losses was driven by the continued seasoning of the uninsured CitiAssist portfolio as well as an increase in the amount of higher risk loans made to students attending proprietary schools entering repayment. In addition, the elimination of the Exceptional Performer program as of October 1, 2007 caused an increase in the provision.  The Company expects that these conditions will continue to impact the provision for loan losses through the remainder of the year.

Income taxes

The Company is included in the consolidated federal income tax return of Citigroup, and is also included in certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.  The increase in the tax rate was primarily due to the impact of changes in certain state tax apportionments and the change in a state statutory tax rate.

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through trusts, which are established to purchase the loans sold and provide liquidity through the issuance of asset back securities.  The Company relies on securitizations to fund a significant portion of its new loan origination activity.  The Company generally retains a residual interest as well as the servicing rights in the securitized loans.

The Company completed one securitization transaction in the three month period ended March 31, 2008, which was accounted for as an on-balance sheet secured borrowing. There were no securitizations during the same period of the prior year.

The following table reflects activities related to the Company’s on-balance sheet securitization:
	Three Months Ended
	March 31,
(Dollars in millions)	2008	2007

Student loans securitized	$1,993	$–
Net proceeds from student loans securitized (1)	1,526	–

(1)	The difference between student loans securitized and net proceeds primarily reflects $337 million of unissued debt and $130 million of required additional collateral, see Note 10.

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in millions)	March 31, 2008	December 31, 2007

Total off-balance sheet student loans securitized (1)	$13,818	$14,124
Total on-balance sheet student loans securitized (2)	1,992	–
Total secured borrowings related to on-balance sheet securitization	1,579	–
Residual interests on off-balance sheet student loans securitized	695	633
Servicing assets on off-balance sheet student loans securitized	197	199
Amounts receivable from trusts for servicing	6	6
Amounts payable to trusts for student loan payments	14	17

(1)	Amounts include securitized loan balances from nine off-balance sheet securitizations as of March 31, 2008 and December 31, 2007.
(2)	Amounts include securitized loan balances from one on-balance sheet securitization as of March 31, 2008.

For further information on the Company’s student loan securitizations, see Note 8 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash on page 25, as well as derivative agreements which are described in Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP from the federal government, securitizations and the Omnibus Credit Agreement are the Company’s primary sources of cash. The Company’s primary uses of cash are new loan originations and purchases, funding operating expenses and repayment of debt.

The Omnibus Credit Agreement expires in December 2009, at which time it is anticipated that the agreement will be replaced with another agreement with CBNA. This agreement is the Company’s largest financing source.  Under the Omnibus Credit Agreement the cost of funding is negotiated on a borrowing-by-borrowing basis. The agreement provides a maximum aggregate credit limit for combined short and long-term borrowings of $30 billion at market interest rates. The agreement contains no material financial covenants or restrictions, though it terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources. At March 31, 2008, the amount of credit available for additional short and long-term borrowings under the Omnibus Credit Agreement was approximately $7.5 billion.  On April 1, 2008 the Company entered into long-term borrowings totaling $2.5 billion under the Omnibus Credit Agreement.  Due to dislocation and illiquidity in the credit markets, the interest rates on these borrowings are substantially higher than the Company’s other borrowings under the Omnibus Credit Agreement.

In March 2008, the Company issued $1.6 billion of secured debt through an on-balance sheet securitization. In April of 2008, the Company sold an additional $0.2 billion of the notes that were retained from this on-balance sheet securitization.  The Company used the $1.8 billion of proceeds to fund its operating activities. The credit spreads realized on this transaction were higher than any of the Company’s previous deals, with credit spreads on the Class A notes increasing from between 40 and 110 basis points over the transaction the Company completed in the fourth quarter of 2007. This increase is consistent with recent trends in the student loan asset-backed securities market. See Note 8 to the Consolidated Financial Statements for additional information about the Company’s securitization activities.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use, which provides functionality enhancements to the Company’s integrated loan management systems. Cash expenditures for equipment and computer software amounted to $3 million and $2 million during the three month periods ended March 31, 2008 and 2007, respectively.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided by or (used in) operating activities. The Company expects new loan disbursements and purchase volumes to be funded primarily through borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations.  The Company is evaluating alternative funding sources, but there can be no assurance that any such alternatives will provide terms more favorable than those currently available to the Company. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months and, based on the Company's expectation that it will enter into a new funding agreement with CBNA before the 2009 expiration of the Omnibus Credit Agreement, for the longer-term.

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

The CCRA Act was signed into law on September 27, 2007 with many of its provisions effective October 1, 2007.   Some of the provisions of this new law had an adverse impact on the financial condition and results of operations of the Company by decreasing net interest income and the fair value of residual interests and increasing the provision for loan losses. The CCRA Act also is expected to have a prospective adverse impact on the Company’s net interest margin, provision for loan losses and gains on loans securitized.

The CCRA Act (H.R. 2669) includes provisions that:

•
Reduce the Undergraduate Subsidized Stafford interest rate from 6.80% to 3.40% over the next five years, with the rate returning to 6.80% on July 1, 2012.  The first reduction will occur effective July 1, 2008 as such, the Undergraduate Subsidized Stafford loans will have an interest rate of 6.0%.

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

•
Create an income-based repayment plan beginning July 1, 2009 for most FFEL Program borrowers (currently an income-contingent repayment plan is only available to Direct Lending borrowers).  The new plan provides a monthly repayment cap of 15% of the amount by which a borrower’s adjusted gross income exceeds 150% of the poverty line, and forgives remaining debt after 25 years of repayment.

•	Require the Department of Education to conduct a pilot program for an auction of eligible Federal PLUS Loans (limited to parent PLUS loans) beginning on July 1, 2009.

The Department of Education published regulations that will take effect on July 1, 2008 affecting the relationships and activities between FFEL Program lenders, guaranty agencies and institutions of higher education. There is no expectation that the provisions of these regulations will have any adverse impact on the operations of the Company.

Legislative Activity

H.R. 4137 (College Affordability and Opportunity Act of 2007) was approved by the House of Representatives (the House) on February 7, 2008. It includes the student loan sunshine provisions (previously included in H.R. 890 - the College Access and Opportunity Act) and the Private Student Loan Transparency and Improvement Act (a proposed amendment to S.1642).  The House and the Senate are currently reconciling their respective bills and we recognize that as this piece of legislation moves through the conference process, significant changes may be made to the provisions outlined below, some of which, if enacted, may have an adverse impact on the Company’s financial condition and results of operations. There are reportedly a few open issues which may not be resolved by Congress until May. Because Congress has not reached an agreement on the full reauthorization of the Higher Education Act, the Senate passed another temporary extension through May 31, 2008.  The House has not yet taken up that measure.  Certain funding programs of the Higher Education Act may be affected immediately but it is expected that a temporary extension of the Higher Education Act will be passed in the House and signed into law by the President quickly.  It is not expected that failure to enact a temporary extension will have any adverse impact on the operations of the Company.

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

7)
Amending the Truth-in-Lending Act to include: additional disclosures in an application or solicitation upon loan approval of private education loans; a requirement that a creditor shall notify the school before it may issue educational loan funds; a restriction that no funds may be disbursed until acceptance of the loan by the borrower and the expiration of a three business day right-to cancel period following consummation; and an expansion of other specific provisions.

8)
Directing the General Accountability Office to conduct a study on the impact and benefits of using non-individual factors (e.g., school attributes) in underwriting criteria. The study is due one year following enactment of H.R. 4137.

Both the House and Senate passed H.R. 5715 in April 2008.  This bill was introduced into Congress to respond to the belief that there will be an access problem for students attempting to obtain FFEL Program loans due to lenders partially or wholly withdrawing from the FFEL Program market due to the current liquidity restrictions in the capital markets, higher costs of funds and the effects of the CCRA discussed above.  Provisions of this bill would increase the annual and aggregate Stafford borrowing limits, provide authority for the Department of Education to advance federal funds to FFEL Program guaranty agencies acting as Lenders of Last Resort, and authorize the Department of Education to purchase FFEL Program loans from current holders, provided that the proceeds are reused in the FFEL Program.  The bill also directs the Departments of Treasury and Education to issue a notice in the Federal Register detailing more specific information about relevant parts of the expanded funding and liquidity provisions.  H.R. 5723, another bill introduced in Congress, would authorize a temporary source of liquidity in the student loan market by authorizing the Federal Home Loan Banks to lend upon the security of student loans and student-loan related securities, to invest in student loan related securities and to provide secured advances to its member banks to originate student loans or finance student loan-related securities.

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

	March 31,
(Dollars in millions)	2008		2007
100 basis points	Increase	Decrease	Increase	Decrease

Change in interest income	$(6.0)	$4.2	$17.1	$16.5

In addition, the Company has exposure to uneven shifts in interest rate curves (i.e., the Commercial Paper to LIBOR spreads). The Company, through Asset/Liability Management Committee, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The following represents material changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report and Form10-K for the year ended December 31, 2007. This information should be read in conjunction with such Annual Report and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Forward-Looking Statements on page 28.

Regulatory considerations

As a leading originator and owner of student loans insured under the Higher Education Act, the Company’s financial results and business are largely affected by the provisions of the Higher Education Act. Amendments to the Higher Education Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways.  In recent years, many changes to the Higher Education Act have been implemented, for example, that adversely impact the operating environment of the Company and its financial results. Certain amendments to the Higher Education Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and lending regulations, including, specifically with respect to the Company's CitiAssist loan portfolio, certain state usury laws and related regulations,  and many other lending laws. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties and potential class action lawsuits.

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. For further information on the impact of the CCRA Act, see Regulatory Impacts on page 25.  In addition, future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

Future volume of student loans

The Company originates loans to borrowers in all 50 states. The loan origination volume generated by individual schools is primarily dependent on whether the Company appears on the school’s list of lenders, as well as the number of students at that school that need financial aid. Origination volume could be negatively affected by the Company’s determination to suspend lending to certain schools and to temporarily withdraw from the FFEL Program Consolidation Loan market, although the Company may experience some growth in the markets in which it continues to operate as competitors exit these segments. The Company may be adversely impacted by borrowers’ or schools’ decisions to use competing lenders, each school’s option to choose the Federal Direct Lending Program instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself. The Company may acquire student loans through purchase agreements with institutions, but each of these agreements has a termination date and there are no assurances that these institutions will renew or extend these forward purchase agreements on terms that are favorable to the Company if at all.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008

The Student Loan Corporation

By	/s/ Scot Parnell

Scot Parnell Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report and Form10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s 1994 Annual Report and Form10-K (File No. 1-11616).

10.7 *	Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., dated as of May 5, 2008.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith