Form 10-Q
period 2008-08-04
STUDENT LOAN CORP
filed 2008-08-06
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On July 31, 2008, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2008 and 2007	2

		Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2008 and 2007	4

		Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements (Unaudited)	6– 17

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 32

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4 -	Controls and Procedures	33

Part II	Other Information

	Item 1A-	Risk Factors	34 – 37

	Item 6 -	Exhibits	38

Signature			39

Exhibit Index			40

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
NET INTEREST INCOME
Interest income	$318,769	$400,674	$648,516	$779,321
Interest expense	(199,379)	(297,797)	(447,679)	(582,687)
Net interest income	119,390	102,877	200,837	196,634
Provision for loan losses	(45,827)	(3,895)	(71,139)	(14,423)
Net interest income after provision for loan losses	73,563	98,982	129,698	182,211

OTHER INCOME
Gains on loans securitized	1,262	48,548	1,262	48,548
Gains on loans sold	859	2,492	2,314	20,266
Fee and other income	39,012	9,420	50,471	24,283
Total other income	41,133	60,460	54,047	93,097

OPERATING EXPENSES
Salaries and employee benefits	13,593	16,120	29,062	30,570
Restructuring and related charges	8,735	–	8,735	735
Other expenses	29,521	29,631	58,187	58,644
Total operating expenses	51,849	45,751	95,984	89,949

Income before income taxes	62,847	113,691	87,761	185,359
Income taxes	20,831	43,174	30,511	70,819
NET INCOME	$42,016	$70,517	$57,250	$114,540

DIVIDENDS DECLARED AND PAID	$28,600	$28,600	$57,200	$54,600

BASIC EARNINGS PER COMMON SHARE	$2.10	$3.53	$2.86	$5.73
(based on 20 million average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.43	$1.43	$2.86	$2.73

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Federally insured student loans	$14,719,407	$16,244,273
Private education loans	5,819,978	4,696,337
Deferred origination and premium costs	660,296	668,082
Allowance for loan losses	(81,817)	(42,115)
Student loans, net	21,117,864	21,566,577
Other loans and lines of credit	18,157	87,437
Loans held for sale	1,926,538	337,790
Cash	656	25
Residual interests in securitized loans	701,598	633,074
Other assets	1,333,562	1,154,956

Total Assets	$25,098,375	$23,779,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$11,801,600	$13,373,000
Long-term borrowings, payable to principal stockholder	9,150,000	8,100,000
Long-term secured borrowings	1,830,988	–
Deferred income taxes	264,089	287,462
Other liabilities	427,403	395,174

Total Liabilities	23,474,080	22,155,636

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,377	141,355
Retained earnings	1,482,718	1,482,668

Total Stockholders' Equity	1,624,295	1,624,223

Total Liabilities and Stockholders' Equity	$25,098,375	$23,779,859

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended June 30,
	2008	2007
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,555	$141,524
Capital contributions and other changes	22	19
Balance, end of period	$141,577	$141,543

RETAINED EARNINGS
Balance, beginning of period	$1,482,668	$1,410,968
Cumulative effect of adoption of accounting standard, net of taxes of $506	–	809
Net income	57,250	114,540
Common dividends declared, $2.86 per common share in 2008 and $2.73 per common share in 2007	(57,200)	(54,600)
Balance, end of period	$1,482,718	$1,471,717

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period	$–	$809
Cumulative effect of adoption of accounting standard, net of taxes of $(506)	–	(809)
Balance, end of period	$–	$–

TOTAL STOCKHOLDERS' EQUITY	$1,624,295	$1,613,260

See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$57,250	$114,540
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	6,696	7,142
Amortization of deferred loan origination and purchase costs	49,124	54,638
Accreted interest on residual interests	(30,964)	(28,813)
Provision for loan losses	71,139	14,423
Restructuring and related charges	8,735	735
Other non-cash charges	9,105	–
Deferred tax provision	(23,373)	(16,212)
Gains on loans sold and securitized	(3,576)	(68,814)
(Gain) loss on residual interest valuation	(46,758)	1,892
Loss on servicing asset valuation	7,314	12,397
Change in loans held for sale	(156,707)	(134,807)
Change in loans held for sale origination and purchase costs	(3,593)	(2,212)
Proceeds from loans sold	114,392	150,978
Cash received on residual interests in trading securitized assets	66,064	36,374
Change in accrued interest receivable	(39,100)	(139,139)
Change in other assets	(38,370)	(17,074)
Change in other liabilities	24,134	(78,196)

Net cash provided by (used in) operating activities	71,512	(92,148)

Cash flows from investing activities:
Change in loans	(3,137,199)	(2,800,561)
Change in loan origination and purchase costs	(97,248)	(135,034)
Proceeds from loans sold and securitized	1,973,207	1,973,607
Change in restricted cash	(51,975)	–
Capital expenditures on equipment and computer software	(5,450)	(3,971)

Net cash used in investing activities	(1,318,665)	(965,959)

Cash flows from financing activities:
Net change in borrowings with original maturities of one year or less	(2,771,400)	106,500
Proceeds from borrowings with original terms of one year or more	2,550,000	3,000,000
Proceeds from issuance of secured borrowings	1,848,530	–
Repayments of secured borrowings	(22,146)	–
Repayments of borrowings with original terms of one year or more	(300,000)	(2,000,000)
Dividends paid to stockholders	(57,200)	(54,600)

Net cash provided by financing activities	1,247,784	1,051,900

Net increase (decrease) in cash	631	(6,207)
Cash - beginning of period	25	6,570

Cash - end of period	$656	$363

Supplemental disclosure:
Cash paid (received) for:
Interest	$511,080	$589,927
Income taxes, net	$(2,310)	$83,936
See accompanying Notes to Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, SLC Student Loan Receivables I, Inc.  Educational Loan Center, Inc., a former subsidiary of the Company, which was dissolved on June 30, 2008.  All intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and six months ended June 30, 2008 may not be indicative of the results for the full year ended December 31, 2008. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2007 Annual Report and Form 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2008.

Basis of Presentation

The Company’s accounting policies are in conformity with GAAP. The Company’s operations are a single segment for financial reporting purposes, as the Company’s only operations consist of originating, managing and servicing student loans.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassification had no effect on the Consolidated Balance Sheet as previously reported.

Use of Estimates

The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, if any, are recognized as they are earned.  Interest income includes special allowance payments from and excess interest payments to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method.

Loans

The Company has a portfolio of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, which are insured by guaranty agencies (guarantors).   Student loan interest, inclusive of special allowance payments from and excess interest payments to the federal government, if any, is recognized as it is earned or incurred.

The Company also has a portfolio of private education loans primarily consisting of CitiAssist® loans.  Some of those loans are insured against loss by private insurers or covered under other risk-sharing agreements with creditworthy schools.  Some of those loans, including many higher risk loans, are neither insured nor covered under risk-sharing agreements.  The Company is exposed to 100% of loss on such loans. Effective January 1, 2008, the Company elected to stop insuring new CitiAssist loan originations.

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties, the impact of any risk-sharing agreements with certain schools and counterparty risk ratings. Estimated losses are based on historical delinquency and credit loss experience adjusted for expected market conditions and aging of the portfolio.  Estimated losses are expensed currently and increase the provision for loan losses.  Actual losses are charged against the reserve as they occur, and subsequent recoveries are added.

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

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales

The Company accounts for its whole loan sales in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, as amended (SFAS 140). In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to pledge or exchange the assets transferred. In addition, the sale accounting rules of SFAS 140 require the Company to relinquish effective control over the loans sold as of the sale date.

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

All of the Company’s off-balance sheet securitization entities meet the definition of a QSPE and are not consolidated. The Company accounts for its on-balance sheet securitization entity, which is not a QSPE, as a secured borrowing in accordance with SFAS 140.

Interest in the securitized loans accounted for as a sale are retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights.

Prior to January 1, 2007, the Company accounted for its residual interest from the 2004 securitization as available-for-sale securities. Effective January 1, 2007, the Company early-adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). In accordance with SFAS 159, the Company elected to measure its residual interest from the 2004 securitization at fair value. Upon the adoption of the fair value method, the Company reclassified $0.8 million of unrealized gain on the residual interest from the 2004 securitization from Accumulated other comprehensive income to Retained earnings. Beginning January 1, 2007, unrealized gains and losses related to all of the Company’s residual interests are reported in Fee and other income.

The Company’s servicing assets are reported at fair value, in accordance with the provisions of SFAS No.156, Accounting for Servicing of Financial Assets – an amendment of FASB statement No. 140 (SFAS 156), and are included in Other assets. Unrealized gains and losses associated with servicing asset valuation changes are reported in Fee and other income.

Gains are recognized at the time of securitization and are reported in Gains on loans securitized.  Securitization gains represent the difference between the cost basis of the assets sold and the fair value of the assets received, including, as applicable, cash, residual interests, servicing assets and retained notes.  The Company estimates the fair value of these retained interests using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities may be found in Note 10.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  For the three and six months ended June 30, 2008, the fair value was below cost and a valuation allowance of $4 million was recorded. For the same periods in 2007, the fair value exceeded cost.  Accordingly, no valuation allowance was necessary.

Derivatives

The Company uses derivative financial products, including swaps and options, in an effort to manage its exposure to interest rate risk. In addition, the Company uses cross currency swaps in an effort to manage its exposure to foreign currency exchange rates on its foreign currency denominated secured borrowings. These derivatives are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income.

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

2.	RESTRUCTURING AND RELATED CHARGES

On July 9, 2008, the Company announced, under its existing severance policy, a restructuring of certain functional areas. During the quarter ended June 30, 2008, the Company strategically repositioned in order to benefit from the products, channels, and operational structure that it believes will best position the Company to grow profitably while carefully deploying capital.  This resulted in a reduction of 146 positions in the Company's overall workforce.  All the affected employees were notified immediately of the restructuring plan. Full implementation of the plan is expected to be completed in the fourth quarter of 2008.

As a result of the repositioning, restructuring and related charges of $9 million were recorded in the Company’s operating expenses for the quarter ended June 30, 2008.  These charges consist of $8 million in salaries and benefit costs and $1 million in non-cash charges primarily related to the impairment of computer software. At June 30, 2008, the Company had a liability of $8 million related to this restructuring included in Other liabilities.

3.	INCOME TAXES

The Company’s effective tax rate during the second quarter decreased to 33.1% from 38.0% during the same quarter in 2007. This decrease reflects a one time credit to income taxes of $3 million to adjust current and deferred income taxes payable.

4.      FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

During April of 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS 140. While the revised standard has not been finalized and the Board’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s Consolidated Financial Statements. The Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales.  This proposed revision could be effective January 2010.  As of June 30, 2008, the total assets of QSPEs to which the Company has transferred assets and received sales treatment were $16.3 billion.

In addition, the FASB has proposed three key changes to the consolidation model in FIN 46(R).  First, the FASB will include former QSPEs in the scope of FIN 46(R). Second, the proposed amendment to FIN 46(R) will change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a qualitative determination of control instead of the current risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly.  The previous rules required reconsideration only when specified events occurred.

The Company will be evaluating the impact of these changes on its Consolidated Financial Statements once the actual guidelines are provided.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133 (SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and related interpretations. The standard will be effective for all of the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Company accounts for these instruments.

5.	STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Federal Stafford Loans	$7,793,332	$8,687,483
Federal Consolidation Loans	6,507,410	6,364,762
Federal SLS/PLUS/HEAL Loans	418,665	1,192,028
Private education loans	5,819,978	4,696,337
Total student loans held, excluding deferred costs	20,539,385	20,940,610
Deferred origination and premium costs	660,296	668,082
Student loans held	21,199,681	21,608,692
Less: allowance for loan losses	(81,817)	(42,115)
Student loans held, net	21,117,864	21,566,577
Loans held for sale, excluding deferred costs	1,895,069	331,263
Deferred origination and premium costs	31,469	6,527
Loans held for sale	1,926,538	337,790
Other loans and lines of credit	18,157	87,437
Total loan assets	$23,062,559	$21,991,804

6.	OTHER ASSETS

Other assets are summarized as follows:
	June 30,	December 31,
(Dollars in thousands)	2008	2007
Accrued interest receivable
from student loan borrowers/others	$759,874	$649,219
from federal government	35,131	106,686
Servicing asset from securitization activity	191,798	199,112
Collateral on derivatives with CBNA	148,024	86,699
Retained notes from securitization activities	81,637	24,204
Restricted cash	51,975	–
Equipment and computer software (1)	31,894	34,563
Other	33,229	54,473
Total other assets	$1,333,562	$1,154,956

(1)
Amounts are reflected net of accumulated depreciation and software amortization of $55 million and $53 million at June 30, 2008 and December 31, 2007, respectively.  The Company disposed of equipment and computer software with a net book value of $1.4 million during the six months ended June 30, 2008, of which $0.6 million was included in restructuring charges.

Accrued interest receivable from the federal government decreased by $72 million (67%) during the six months ended June 30, 2008.  This decrease is primarily due to the impact of declining interest rates, which reduced the special allowance payments due from the federal government as well as increased the amount of excess interest payments owed to the federal government.

The Company enters into interest rate swaps and options in an effort to manage its interest rate risk exposure.  The Company’s collateral on these derivatives increased by $61 million (71%) during the six months ended June 30, 2008, primarily as a result of declining interest rates.  For further information on the Company’s derivative agreements, see Note 9.

As a result of current market conditions, the Company has retained certain notes related to off-balance sheet securitizations.  During the six months ended June 30, 2008, the recorded value of the retained notes from securitization activities increased by $57 million, largely due to the retention of notes from the second quarter off-balance sheet securitization.

During March 2008, the Company completed its first on-balance sheet securitization.  As a result, the Company’s Consolidated Financial Statements include cash held by the trust, or restricted cash, of $52 million as of June 30, 2008, which can be used only for trust obligations.

7.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
(Losses) gains related to residual interests	$(23,661)	$(114)	$46,758	$(1,892)
Mark-to-market gains (losses) on derivatives	54,469	(1,920)	(17,951)	(1,662)
Servicing revenue net of valuation gains and losses on servicing assets	13,422	8,489	30,252	20,125
Foreign currency translation gains (losses)	480	–	(4,290)	–
Late fees	1,362	1,509	3,379	3,541
Other origination and servicing fees from CBNA	1,069	1,020	2,801	3,081
Other (expense) income (1)	(8,129)	436	(10,478)	1,090
Total fee and other income	$39,012	$9,420	$50,471	$24,283

(1)	Amounts for the three and six months ended June 30, 2008 include a $6 million contingent loss reserve on a commitment to fund private education loans at a certain proprietary school and a $4 million valuation allowance on loans held for sale.

8.	RELATED PARTY TRANSACTIONS

Pursuant to various intercompany agreements, a number of significant transactions are carried out among the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement, student loan origination and servicing agreements, and various derivative contracts.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), N.A.  Management believes that the overall terms under which these transactions and services are provided are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues:
Interest income	$706	$285	$1,537	$532
Interest expense	181,644	297,796	429,215	582,682
Fee and other income:
Derivative valuation gain (loss)	54,373	(1,920)	(22,458)	(1,662)
Other origination and servicing fees	1,069	1,020	2,801	3,081

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$2,546	$2,810	$5,590	$5,523
Stock-based compensation	528	558	1,638	1,413
Other expenses
Servicing, professional and other fees paid	13,634	11,689	26,585	23,479
Data processing and communications	1,606	1,518	3,139	3,040
Premises	674	774	1,357	1,527
Other	4,461	395	6,374	1,163

CBNA Omnibus Credit Agreement

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of an Omnibus Credit Agreement with CBNA. This agreement provides a maximum aggregate credit limit of $30 billion through December 31, 2009. Funding terms and conditions under the agreement are negotiated between the Company and CBNA on a borrowing-by-borrowing basis.  Interest expense incurred under these borrowings is reflected in the table above, see Note 12.

Interest Rate Swap and Option Agreements

The Company enters into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives increased to $148 million as of June 30, 2008 from $87 million as of December 31, 2007.  For further information on the Company’s derivative agreements, see Note 9.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  Following final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.4 billion and $1.4 billion for the three and six months ended June 30, 2008, respectively, as compared to $0.7 billion and $1.6 billion for the three and six months ended June 30, 2007, respectively. Total premiums paid by the Company related to CitiAssist loan purchases were $3 million and $9 million for the three and six months ended June 30, 2008, respectively, as compared to $4 million and $10 million for the three and six months ended June 30, 2007, respectively. At June 30, 2008, the Company was committed to purchase CitiAssist loans of $358 million.

Servicing, Professional and Other Fees Paid

The majority of the loan originations and servicing work on the Company’s FFEL Program and CitiAssist loan portfolios was performed under the provisions of intercompany agreements with affiliates of the Company, including Citibank (South Dakota), N.A.  The increases in the charges are primarily due to managed loan portfolio growth.

CBNA Tax-sharing Agreement

The Company is included in the consolidated federal income tax return of Citigroup, as well as combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.  As such, the Company pays its income taxes through CBNA. The taxes paid by the Company are based on an effective tax rate that approximates the tax expense that would be recognized if the Company were to file such income tax returns on a stand-alone basis.

Other Intercompany Arrangements

Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, telecommunications, payroll processing and administration, facilities procurement and others.

9.	DERIVATIVE AGREEMENTS

The Company enters into derivative agreements in an effort to manage its exposure to interest rate risk and its exposure to foreign currency exchange rate fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at June 30, 2008 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions are provided in the table below:

	June 30, 2008			December 31, 2007
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
LIBOR-Based Swaps	$11,901,800	$1,813	$31,828	$8,495,000	$34,492	$2,113
Interest Rate Floor Options	12,020,859	1,772	118,072	8,743,266	1,372	89,193
Foreign Currency Swap	232,050	4,507	–	–	–	–

The Company’s LIBOR-based swaps are intended to economically hedge the interest rate risk inherent in the Company’s retained interests. These swaps mature between 2011 and 2028.

The Company’s interest rate floor options are derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. These options mature between 2011 and 2028.

The Company’s foreign currency swap is intended to economically hedge the foreign exchange translation on its foreign currency-denominated secured borrowing. The swap matures in 2032.

10.	STUDENT LOAN SECURITIZATIONS

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

Securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.  The following table summarizes the Company’s securitization activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Securitization sales:
Student loans securitized (1)	$2,035,540	$1,201,603	$2,035,540	$1,201,603
Net proceeds from student loans securitized during the period	1,973,207	1,221,216	1,973,207	1,221,216
Realized gains on loans securitized	1,262	48,548	1,262	48,548
Securitization financings:
Student loans securitized (1)	$–	$–	$1,993,213	$–
Net proceeds from student loans securitized during the period (2)	273,619	–	1,799,830	–

(1)	Amounts represent the value of the student loans securitized as of the securitization date.

(2)
The proceeds received during the three months ended June 30, 2008 represent additional issuances of notes from the first quarter’s on-balance sheet securitization transaction.  The difference between student loans securitized and net proceeds received for the six months ended June 30, 2008 primarily reflects $57 million of unissued notes and $130 million of required overcollateralization (see Note 12).

The following table reflects amounts received from trusts related to securitization sales:

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007
Cash received from trusts for servicing	$37,443	$31,065
Cash received from trusts on residual interests	66,064	36,374

During the three and six month periods ended June 30, 2008, the Company earned $19 million and $38 million, respectively, of contractually specified servicing fees as compared to $16 million and $33 million for the three and six month periods ended June 30, 2007, respectively.

      Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$197,065	$164,367	$199,112	$169,234
Changes in fair value due to changes in inputs and assumptions	3,407	135	10,325	3,261
Other changes (1)	(8,674)	(7,665)	(17,639)	(15,658)
Student loan securitizations (2)	–	17,240	–	17,240
Balance at end of period	$191,798	$174,077	$191,798	$174,077

(1)	Amounts represent the effects of cash received and the passage of time.

(2)	The off-balance sheet securitization that took place during the second quarter of 2008 did not generate a servicing asset.

The Company routinely refines its estimates used to value its retained interests as future events may deviate from forecasts. Such estimates, while based on relevant internal data, inherently involve significant judgment and uncertainty.

The key assumptions used to value the residual interests of trusts related to securitization sales were as follows:

	June 30, 2008	December 31, 2007
Weighted average discount rate:
FFEL Program Consolidation Loans	10.64%	10.56%
FFEL Program Stafford and PLUS loan (1)	10.64%	-
Private education loans	13.64%	12.56%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.22% to 2.46%	1.73% to 3.09%
FFEL Program Stafford and PLUS loan (1)	8.97%	-
Private education loans	11.61%	13.03%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.31%	0.30%
FFEL Program Stafford and PLUS loan (1)	0.53%	-
Private education loans	0.85%	0.81%
Expected basis spread between LIBOR and Commercial Paper rate (1)	12.3 basis points	12.0 basis points
Utilization rate of borrower benefits:
Automated clearing house (1)	10.0% to 90.1%	10.0% to 40.2%
On time payments (1)	0% to 55.7%	0% to 41.3%

(1)	These assumptions are unchanged from those used for the 2008-2 trust at the inception date of the securitization, which was June 26, 2008.

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

	June 30, 2008	December 31, 2007
Weighted average discount rate:
FFEL Program Consolidation Loans	5.83%	5.80%
Private education loans	6.33%	6.30%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.22% to 2.46%	1.73% to 3.09%
Private education loans	11.61%	13.03%
Weighted average servicing margin	24 basis points	25 basis points

There is no servicing asset associated with the FFEL Program Stafford and PLUS loan securitization.

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at June 30, 2008	$701,598	$191,798
Discount rate
10% adverse change	(23,048)	(4,604)
20% adverse change	(44,332)	(8,997)
Constant prepayment rate
10% adverse change	(8,585)	(2,496)
20% adverse change	(16,965)	(4,951)
Anticipated credit losses, net of insurance and guarantees
10% adverse change	(5,989)	(1,153)
20% adverse change	(12,078)	(2,328)
Expected basis spread between LIBOR and Commercial Paper rate
10% adverse change	(8,513)	–
20% adverse change	(17,206)	–
Borrower benefits – ACH
10% adverse change	(4,485)	–
20% adverse change	(8,961)	–
Borrower benefits – on time payments
10% adverse change	(13,782)	–
20% adverse change	(27,551)	–
Servicing margin
10% adverse change	–	(19,135)
20% adverse change	–	(38,087)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Principal amounts	$15,623,599	$14,123,887
Delinquencies	470,846	413,175

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Credit losses, net of recoveries:	$2,621	$1,899	$4,429	$2,561

11.	FAIR VALUE (SFAS 156, 157 AND 159)

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
Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose primary value drivers are observable.

•	Level 3 –	Instruments whose primary value drivers are unobservable.

 Items Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

(Dollars in thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$–	$701,598
Other assets	89,729	191,798
Total Assets	$89,729	$893,396
Liabilities
Other liabilities	$149,900	$–

Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. Fair value was based upon quotes received from counterparties based on similar instruments in active markets. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and on the Consolidated Financial Statements. For more information on derivatives, see Note 9.

Retained Interests in Securitized Loans

The fair values of the residual interests and servicing assets were determined using discounted cash flow models. Servicing assets are included in Other assets in the table above. The Company has also retained notes from certain securitization sales, which are recorded at fair value and included in other assets in the table above. Fair value of the retained notes was based upon quotes received for similar instruments in active markets.  Retained interests are recorded at fair value on the Consolidated Financial Statements.  For more information on loan securitizations, see Note 10.

The following table presents the changes in the Level 3 fair value category:
(Dollars in thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2007	$633,074	$199,112
Total gains and losses (realized/unrealized) included in earnings:
Interest income	30,964	–
Fee and other income	46,758	15,850
Purchases, issuances and settlements	(9,198)	(23,164)
Balance at June 30, 2008	$701,598	$191,798

Unrealized gains and losses relating to assets still held at the reporting date (1)	$46,758	$10,325

(1)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

        Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These include assets such as loans held for sale that are measured at the lower of cost or fair value and were recognized at fair value below cost at the end of the period.

The fair value of loans measured at the lower of cost or fair value is determined using discounted cash flow models. Such loans are generally classified in Level 3 of the fair value hierarchy as these discounted cash flow models utilize unobservable inputs, including discount rate, expected prepayment rates and expected credit losses.

The following table represents all loans held for sale that are carried at the lower of cost or fair value:

(Dollars in thousands)	Aggregate Cost	Fair value

June 30, 2008	$1,927,611	$1,926,538

For both the three and six months ended June 30, 2008, the resulting charges taken on loans held for sale carried at fair value below cost were $4 million.

12.	SHORT- AND LONG-TERM BORROWINGS

At June 30, 2008 and December 31, 2007, the Company had borrowings under the terms of an Omnibus Credit Agreement with CBNA, which expires in December 2009. The maximum aggregate credit limit available for combined short- and long-term borrowings was $30 billion at June 30, 2008. Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis. The Omnibus Credit Agreement contains no material financial covenants or restrictions, though it terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.  Each one to three months, the rates reset on all LIBOR- and prime-based borrowings. At June 30, 2008, the amount of credit available for additional short- and long-term borrowings under the Omnibus Credit Agreement was approximately $9.0 billion.

As of June 30, 2008, the Company had $1.8 billion of secured borrowings. An additional $0.1 billion of notes associated with the transaction remain available for issuance.  The total authorized borrowings of $1.9 billion are collateralized by $2.0 billion of FFEL Program Consolidation Loans.  Principal payments on the secured borrowings are made as funds are collected on the collateralized loans.  As of June 30, 2008, the Company had $1.8 billion of secured borrowings.

As of June 30, 2008, approximately $4.5 billion of the Company’s outstanding short- and long-term borrowings includes derivatives embedded in the respective debt instruments. These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS No. 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these matters would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

The Company has a commitment that expires November 30, 2008 to fund up to $29 million of student loans to a certain proprietary school . During the quarter the Company determined that due to market conditions, it is probable that this committed amount will not be fully recoverable.  Accordingly, the Company recorded a contingent loss reserve of $6 million in Other liabilities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes and The Student Loan Corporation’s (the Company) 2007 Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 34.

Management’s Discussion and Analysis provides the Company’s perspective on its operations and its current business environment, including the following:

Business Overview – a general description of the Company’s business and the impacts of market conditions on the business.

Critical Accounting Estimates – an overview of accounting policies that require critical judgments and estimates.

Accounting Changes and Future Application of Accounting Standards – a summary of new accounting standards.

Financial Condition – a discussion and analysis of the Company’s loan portfolio, disbursement and procurement activity and allowance for loan losses.

Results of Operations – a review of the Company’s results of operations for the three and six months ended June 30, 2008 and 2007 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans offering a full array of student loan products to students and their parents. The majority of the Company’s loans are originated and guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company originates, manages and services FFEL Program loans through a trust agreement with Citibank, N.A. (CBNA), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup) and the Company’s principal shareholder. The Company also originates through CBNA and holds private education loans that are not insured under the FFEL Program, including CitiAssist loans and Private Consolidation loans. The Company is committed to providing exceptional service to borrowers and schools and offering competitive and innovative products to students and their families. The Company differentiates itself from its competitors by offering life of loan servicing on most loans.

The Company was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. CBNA owns 80% of the Company’s common stock.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets (based on the 90-day Commercial Paper rate, the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (primarily based on LIBOR).  The earnings spread between the interest earned and the interest expense incurred represents net interest income. Net interest income is impacted by:  spread changes between the 90-day Commercial Paper rate, the prime rate or the 91-day Treasury Bill rate and LIBOR; legislative changes that impact FFEL Program subsidies; utilization rates of borrower benefits; and portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in response to interest rate fluctuations.

Historically, loan securitizations and whole loan sales have contributed significantly to the Company’s earnings.  From year to year, the Company’s earnings are impacted by the number, size and profitability of asset sales and securitizations.  These factors vary from period to period based on market conditions and the Company’s operational strategies.

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

The Company currently funds its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations.  Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis. Due to dislocation and illiquidity in the credit markets, the credit spreads on the Company’s most recent securitizations and borrowings under the Omnibus Credit Agreement have increased considerably. These increases in funding costs, combined with the impact of the College Cost Reduction and Access Act (CCRA Act) have negatively affected the Company’s profitability.  In response to these changes, the Company announced on April 16, 2008 that it would suspend lending at certain schools where loans with lower balances and shorter interest-earning periods currently result in unsatisfactory financial returns.  In addition, the Company announced that it would temporarily withdraw from the FFEL Program Consolidation Loan market.  The Company will evaluate returning to these schools and resume offering FFEL Program Consolidation Loans if market conditions improve.

During the second quarter of 2008, the Company restructured functional areas of its business and recorded a restructuring charge, primarily severance, in its Consolidated Statements of Income. The Company strategically repositioned itself in an effort to benefit from the products, channels, and operational structure that it believes will best position it to grow profitably while thoughtfully deploying capital.

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

Financial Condition

Loans

At June 30, 2008, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, an inventory of loans held for sale and related deferred costs. Loan defaults impact earnings through charge offs and increased servicing and collection costs.

See Note 5 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	June 30, 2008	December 31, 2007
Owned loans	$23,144	$22,034
Managed loans	39,330	37,311

	Year to Date Average Balances
(Dollars in millions)	June 30, 2008	December 31, 2007
Owned loans	$24,065	$22,825
Managed loans	38,951	36,109

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

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Retail:
FFEL Program Stafford and PLUS loan disbursements	$700	$582	$2,595	$2,094
CitiAssist loans disbursed under commitments to purchase (1)	176	174	824	886
Total Retail	876	756	3,419	2,980
Loan consolidation and other secondary market volume (2)	170	580	711	1,146
Total Originations	$1,046	$1,336	$4,130	$4,126

(1)	This amount consists of the CitiAssist loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

(2)
Approximately half of the loan consolidation and other secondary market volume presented in the table above for the six months ended June 30, 2008 and 2007 represent consolidations of student loans already held in the Company’s loan portfolio.

FFEL Program loan disbursements increased by $501 million during the six month period ended June 30, 2008 compared to the same period in 2007, which the Company believes is primarily attributable to its marketing initiatives, overall growth in the marketplace and a shift in volume to the Graduate PLUS loan product from CitiAssist loans.  The Graduate PLUS Loan program, introduced in 2006, was the primary driver of the $62 million decrease in CitiAssist loan disbursements during the six months ended June 30, 2008 compared to the same period in 2007.

In response to the dislocation in the capital markets and recent federal legislation, the Company has significantly reduced , and in some cases discontinued, some of its less profitable retail, wholesale and FFEL Program Consolidation Loan origination activities.  Although this recent curtailment could result in a reduction in overall originations, the Company believes it may experience some growth in markets in which the Company continues to operate as competitors exit these segments.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  Following final disbursement, the Company purchases all private education loans from CBNA.  At June 30, 2008 and December 31, 2007, the private education loans disbursed and still held by CBNA were $203 million and $669 million, respectively.

Generally, loans are not specifically purchased or originated for resale, and accordingly are recorded in the Company’s held portfolio.  However, as sale or securitization opportunities present themselves, certain of these loan purchases or originations may be reclassified as held for sale.

Allowance for loan losses

The Company’s allowance for loan losses and current period provision for loan losses increased significantly compared to the prior year. This increase reflects the continued seasoning of the higher risk portion of the uninsured CitiAssist portfolio. As more of these loans have entered repayment, write-offs have increased, causing a rise in the current period provision for loan losses. In addition, analysis of the increased repayment activity provides the Company with further information regarding the performance of these loans, which enhanced our estimates of the required allowance for loan losses for the portion of the portfolio that has not yet entered repayment. During the six months ended  June 30, 2008, the Company increased its allowance for loan losses by $40 million, substantially all of which relates to higher risk uninsured loans that have not yet entered repayment status. As these loans move into repayment, the Company expects that write-offs will continue to increase.   The Company also expects that the allowance for loan losses will continue to increase through at least the end of 2008. Also during the second quarter of 2008, the Company terminated many of its relationships with schools that generated higher risk uninsured CitiAssist originations. In addition, the elimination of the Exceptional Performer program as of October 1, 2007 has contributed to the unfavorable year-over-year comparisons.  See Legislation and Regulations on page 30 for further information about the CCRA Act, which eliminated the Exceptional Performer program.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period
FFEL Program	$13,241	$9,537	$12,312	$6,911
CitiAssist Insured	5,331	1,769	3,214	721
CitiAssist Uninsured	36,180	9,549	26,589	6,565
	$54,752	$20,855	$42,115	$14,197
Provision for loan losses
FFEL Program	$190	$(2,955)	$4,395	$869
CitiAssist Insured	2,623	317	6,107	1,709
CitiAssist Uninsured	43,014	6,533	60,637	11,845
	$45,827	$3,895	$71,139	$14,423
Charge offs
FFEL Program	$(2,333)	$(1,378)	$(5,609)	$(2,576)
CitiAssist Insured	(2,369)	(843)	(3,736)	(1,187)
CitiAssist Uninsured	(13,991)	(4,997)	(24,098)	(8,644)
	$(18,693)	$(7,218)	$(33,443)	$(12,407)
Recoveries
FFEL Program	$–	$–	$–	$–
CitiAssist Insured	–	–	–	–
CitiAssist Uninsured	2,361	802	4,436	2,121
	$2,361	$802	$4,436	$2,121
Other (1)
FFEL Program	$(2,430)	$(504)	$(2,430)	$(504)
CitiAssist Insured	–	(490)	–	(490)
CitiAssist Uninsured	–	(1,929)	–	(1,929)
	$(2,430)	$(2,923)	$(2,430)	$(2,923)

Balance at end of period
FFEL Program	$8,668	$4,700	$8,668	$4,700
CitiAssist Insured	5,585	753	5,585	753
CitiAssist Uninsured	67,564	9,958	67,564	9,958
	$81,817	$15,411	$81,817	$15,411

(1)	Represents reserve amounts associated with loans sold, securitized or reclassified as held-for-sale.

The Company has a commitment that expires November 30, 2008 to fund up to $29 million of private education loans to a certain proprietary school. During the quarter, the Company determined that, due to current market conditions, it is probable that this committed amount will not be fully recoverable.  Accordingly, the Company recorded a contingent loss reserve of $6 million in Other liabilities.

Private Education Loans in Repayment

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company has purchased private insurance on 79% of these loans through either Arrowood Indemnity Company (Arrowood), or United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC).  Arrowood is a part of Arrowpoint Capital Corp. UGCIC/NHIC are subsidiaries of American International Group (AIG).

These insurance providers insure the Company against loss in cases of borrower loan default, bankruptcy or death.  Under the Arrowood program, private education loans that are submitted for default claim are generally subject to a risk-sharing deductible of 5% of the sum of the outstanding principal and accrued interest balances. Under the UGCIC/NHIC program, defaults are generally subject to risk-sharing deductibles between 10% and 20% of the claim amounts.  UGCIC was rated Aa2 / Negative by Moody’s and NHIC was rated AA+ / Negative by Standard & Poor’s as of June 30, 2008. UGCIC’s rating by Moody’s was downgraded to A1 / Negative on July 9, 2008, reflecting Moody’s view that within the second lien and student loan sectors, loss emergence could meaningfully surpass stand alone claims paying resources and that fundamentals in these segments are unlikely to improve in the medium term. However, these negative factors are counter-balanced by AIG’s explicit support agreements with UGCIC, but AIG has no legal obligations to the Company.  Arrowood is not rated and carries a higher risk that it will be unable to fulfill its contractual obligations under these insurance agreements.

Since 2003, UGCIC/NHIC has insured the Company for maximum portfolio losses ranging from 12.5% to 13.5%.  The Company is exposed to 100% of losses that exceeds these thresholds, although the Company does not expect that this will occur. For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58 million if the loss limits exceed the established parameters. The Company elected to stop insuring new CitiAssist loans originated on or after January 1, 2008. The Company expects that the increased loan losses are likely to be more than offset by decreases in insurance premiums paid.

Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	June 30, 2008			December 31, 2007
(Dollars in thousands)	Insured	Uninsured	Total	Insured	Uninsured	Total

Total private education loans	$4,589,529	$1,230,449	$5,819,978	$3,869,945	$826,392	$4,696,337
Private education loans in repayment	1,706,282	580,149	2,286,431	1,443,110	494,093	1,937,203
Private education loans in forbearance	173,550	44,151	217,701	147,243	22,841	170,084
Percent of private education loans that are delinquent 30 - 89 days	1.9%	3.6%	2.3%	2.4%	3.8%	2.8%
Percent of private education loans that are delinquent 90 days or more	1.6%	1.0%	1.4%	1.3%	1.0%	1.2%
Allowance for loan losses	$5,585	$67,564	$73,149	$3,214	$26,589	$29,803
Private education loans covered by risk-sharing agreements with schools	–	496,211	496,211	–	493,296	493,296

Of the $1.2 billion in uninsured loans at June 30, 2008, the Company considers approximately $0.2 billion to be higher risk loans made to students attending proprietary schools.  Most of these higher risk loans do not follow the Company’s traditional underwriting process.

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. Under these programs, the school or university takes on a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 9% or ii) the school pays 20% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage. Although these risk share agreements exist, the Company expects that the allowance for loan losses will continue to increase through at least the end of 2008. Of the $0.2 billion of higher risk loans, $0.1 billion are covered under the risk-sharing agreements described above.

Results of Operations

Restructuring and Related Charges

On July 9, 2008, the Company announced, under its existing severance policy, a restructuring of certain functional areas. During the second quarter of 2008, the Company strategically repositioned itself in an effort to benefit from the products, channels, and operational structure that it believes will best position it to grow profitably while thoughtfully deploying capital. This action is part of an ongoing strategic focus on managing the Company through the current severe market and economic conditions as well as federal policy changes that have adversely affected the Company’s results of operations.

Recent modifications to the Company’s business model include temporarily withdrawing from the Federal Consolidation Loan program and suspending lending at schools where loans with lower balances and shorter interest-earning periods are less profitable. Management believes this will create opportunities to grow earnings, strategically deploy capital, and decrease operating expenses as a result of reduction and realignment of the Company’s workforce and implementation of expense controls.  These strategies will result in the net reduction of 146 positions in the Company's overall workforce.  All the affected employees were notified immediately of the restructuring plan. Full implementation of the plan is expected to be completed in the fourth quarter of 2008.

As a result of this action, restructuring and related charges of $9 million were recorded in the Company’s operating expenses for the quarter ended June 30, 2008.  These charges consist of $8 million in salaries and benefit costs and $1 million in non-cash charges primarily related to the impairment of computer software assets. At June 30, 2008, the Company had a liability of $8 million related to this restructuring.

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s on-balance sheet portfolio:

	Six months ended
	June 30,
	2008	2007
Student loan yield	5.70%	7.38%
Consolidation loan rebate fees	(0.28)%	(0.42)%
Accreted interest on residual interests	0.25%	0.25%
Amortization of deferred loan origination and purchase costs	(0.40)%	(0.47)%
Net yield	5.27%	6.74%
Cost of funds (1)	(3.64)%	(5.04)%
Net interest margin	1.63%	1.70%

(1)	Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for special allowance payments (SAP) from the federal government. Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a special allowance payment.  For loans originated on or after April 1, 2006, the Company must return excess interest to the federal government.  The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will be gradual as the amount of loans originated after October 1, 2007 increases relative to the Company’s overall portfolio. See Legislation and Regulations on page 30 for information on the CCRA Act.

The Company’s cost of funds is primarily based on LIBOR plus an incremental credit spread.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit spreads affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit spreads are fixed based on market rates at the time of borrowing.

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

The credit spreads on the Company’s most recent borrowings under the Omnibus Credit Agreement and on the most recent securitizations have increased considerably. During the second quarter of 2008, these credit spread increases raised the Company’s interest expense by $20 million. This adverse trend towards higher credit spreads is expected to continue as the Company refinances its maturing term debt under less favorable conditions.  Because credit spreads earned on FFEL Program loans are set by the Higher Education Act and cannot be adjusted to reflect current market conditions, spread increases on refinanced debt have caused and will continue to cause net interest margin compression on FFEL Program loans. In an effort to mitigate this compression, the Company has begun to reposition its portfolio towards higher yielding loans and has reduced certain borrower incentive programs for new originations. See Sources and Uses of Cash on page 29 for further information on how the Company funds its assets.

The Company’s net interest margin decreased during the six month period ended June 30, 2008 compared to the same period last year. The foremost drivers of this decrease were rapidly declining interest rates in the first quarter, which impacted assets more quickly than liabilities, and significantly higher credit spreads on new borrowings. These factors were partially offset by changes in portfolio mix towards loans with higher net yields.

At June 30, 2008 and 2007, the outstanding borrowings had contractual weighted average interest rates of 3.2% and 5.3%, respectively.

Rate/Volume Analysis

The following table shows the contribution year-over-year to changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the six months ended June 30, 2008 vs. the six months ended June 30, 2007
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$44	$(175)	$(131)
Interest bearing liabilities	42	(177)	(135)
Net interest income	$2	$2	$4

Three Months Ended June 30, 2008

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended
	June 30,
(Dollars in thousands)	2008	2007	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$119,390	$102,877	$16,513	16%
Provision for loan losses	(45,827)	(3,895)	(41,932)	(1077)%
Gains on loans sold and securitized	2,121	51,040	(48,919)	(96)%
Fee and other income	39,012	9,420	29,592	314%
Operating expenses	51,849	45,751	(6,098)	(13)%
Income taxes	20,831	43,174	22,343	52%
Net income	$42,016	$70,517	$(28,501)	(40)%
Total operating expenses as a percentage of average managed student loans	0.53%	0.52%	(0.01)%
Return on average equity	10.5%	17.9%	(7.4)%
Effective tax rates	33.1%	38.0%	4.9%

Net interest income

Net interest income of $119 million for the three months ended June 30, 2008 increased by $17 million compared to the same period in 2007. This increase was driven by higher average loan balances as well as an increase in net interest margin. The net interest margin for the quarter was 1.89%. This 15 basis point improvement over the second quarter in 2007 was driven by the Company’s repositioning of the portfolio towards higher rate loans, partially offset by a $20 million increase in funding costs due to higher credit spreads over LIBOR.  The enactment of the CCRA Act also had a negative impact on the Company’s net interest income, resulting in a $3 million reduction in the quarter. See Factors Affecting Net Interest Income on page 23 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized for the three months ended June 30, 2008 totaled $2 million, a $49 million decrease from the same period in 2007. The decrease was due to the overall degradation of market conditions, which has virtually eliminated the market for whole loan sales and dramatically reduced the profitability of securitizations.

Fee and other income

The increase in fee and other income was due to a net mark-to-market gain on the Company’s retained interests and associated derivatives that serve as economic hedges.  See Critical Accounting Estimates on page 19 and Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 9 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses for the three months ended June 30, 2008 was $52 million, an increase of $6 million from the same period in 2007.  The increase was primarily driven by $9 million of restructuring and related charges, primarily associated with the Company’s strategic repositioning efforts.  These charges consist of $8 million in severance and benefit costs related to the reduction of 146 positions in the Company’s overall workforce and $1 million in non-cash charges primarily related to the impairment of equipment and computer software.  See Note 2 to the Consolidated Financial Statements for further information regarding the Company’s restructuring and related charges.

The Company’s operating expense ratio, excluding expenses for restructuring and related charges, for the three months ended June 30, 2008 was 0.44%, eight basis points lower than the same period in 2007, reflecting the success of the general expense control initiatives implemented by the Company.

Provision for loan losses

The increase in provision for loan losses was driven by the continued seasoning of the uninsured CitiAssist portfolio as well as an increase in the amount of higher risk loans made to students attending proprietary schools entering repayment. In addition, the elimination of the Exceptional Performer (EP) program as of October 1, 2007 caused an increase in the provision.  The Company expects that these conditions will continue to impact the provision for loan losses through the remainder of the year. For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 21.

Income taxes

The Company’s effective tax rate during the second quarter decreased to 33.1% from 38.0% in the same quarter in 2007. This decrease reflects a one-time credit to income taxes of $3 million to adjust current and deferred income taxes payable.  Excluding the impact of this adjustment, the Company’s effective tax rate for the second quarter was 38.4%.

Six Months Ended June 30, 2008

The Company’s comparisons of financial highlights are as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$200,837	$196,634	$4,203	2%
Provision for loan losses	(71,139)	(14,423)	(56,716)	(393)%
Gains on loans sold and securitized	3,576	68,814	(65,238)	(95)%
Fee and other income	50,471	24,283	26,188	108%
Operating expenses	95,984	89,949	(6,035)	(7)%
Income taxes	30,511	70,819	40,308	57%
Net income	$57,250	$114,540	$(57,290)	(50)%
Total operating expenses as a percentage of average managed student loans	0.50%	0.51%	0.01%
Return on average equity	7.2%	14.7%	(7.5)%
Effective tax rates	34.8%	38.2%	3.4%

Net interest income

Net interest income of $201 million for the six months ended June 30, 2008 increased by $4 million as compared to the same period in 2007. The net interest margin for the six months ended June 30, 2008 was 1.63%, which was a seven basis point decrease from the same period in 2007. This decrease was primarily driven by rapidly declining interest rates in the first quarter, which impacted assets more quickly than liabilities, and a $5 million reduction in interest income due to the enactment of the CCRA Act, partially offset by changes in portfolio mix towards loans with higher net yields. The impact of this decrease on net interest income was partially offset by higher average loan balances.  See Factors Affecting Net Interest Income on page 23 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized for the six months ended June 30, 2008 totaled $4 million, a $65 million decrease from the same period in 2007. The decrease was due to the overall degradation of market conditions which began during the second half of 2007 and has continued through 2008.

Fee and other income

The increase in fee and other income was primarily due to a net mark-to-market gain on the Company’s retained interests and associated derivatives.  See Critical Accounting Estimates on page 19 and Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 9 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses for the six months ended June 30, 2008 was $96 million, an increase of $6 million from the same period in 2007.  The increase was primarily driven by $9 million of restructuring and related charges primarily associated with the Company’s strategic repositioning efforts.  These charges consist of $8 million in severance and benefit costs related to the reduction of 146 positions in the Company’s overall workforce and $1 million in non-cash charges primarily related to the impairment of equipment and computer software. See Note 2 to the Consolidated Financial Statements for further information regarding the Company’s restructuring and related charges.

Provision for loan losses

The increase in provision for loan losses was driven by the continued seasoning of the uninsured CitiAssist portfolio as well as an increase in the amount of higher risk loans made to students attending proprietary schools entering repayment. In addition, the elimination of the EP program as of October 1, 2007 caused an increase in the provision.  The Company expects that these conditions will continue to impact the provision for loan losses through the remainder of the year. For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 21.

Income taxes

The Company’s effective tax rate during the first half of 2008 decreased to 34.8% from 38.2% during the same period in 2007. This decrease reflects a one-time credit to income taxes of $3 million to adjust current and deferred income taxes payable. Excluding the impact of this adjustment, the Company’s effective tax rate for the first half of the year was 38.6%.

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through trusts, which are established to purchase the loans sold and provide liquidity through the issuance of asset backed securities.  Historically, the Company has relied on securitizations to fund a significant portion of its new loan origination activity.  The Company generally retains a residual interest as well as the servicing rights in the securitized loans.

The Company also enters into similar securitization transactions that do not qualify for sale treatment and accordingly, are accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale.

Securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet. The following table summarizes the Company’s securitization activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Securitization sales:
Student loans securitized (1)	$2,035,540	$1,201,603	$2,035,540	$1,201,603
Net proceeds from student loans securitized during the period	1,973,207	1,221,216	1,973,207	1,221,216
Realized gains on loans securitized	1,262	48,548	1,262	48,548
Securitization financings:
Student loans securitized (1)	$–	$–	$1,993,213	$–
Net proceeds from student loans securitized during the period (2)	273,619	–	1,799,830	–

(1)	Amounts represent the value of the student loans securitized as of the securitization date.

(2)
The proceeds received during the three months ended June 30, 2008 represent additional issuances of notes from the first quarter’s on-balance sheet securitization transaction.  The difference between student loans securitized and net proceeds received for the six months ended June 30, 2008, primarily reflects $57 million of unissued notes and $130 million of required overcollateralization (see Note 12).

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in millions)	June 30, 2008	December 31, 2007

Total off-balance sheet student loans securitized (1)	$15,624	$14,124
Total on-balance sheet student loans securitized (2)	1,962	–
Total secured borrowings related to on-balance sheet securitization	1,831	–
Residual interests from off-balance sheet student loans securitized	702	633
Servicing assets from off-balance sheet student loans securitized	192	199

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of June 30, 2008 and nine as of December 31, 2007.

(2)	Amounts include securitized loan balances from one on-balance sheet securitization as of June 30, 2008.

For further information on the Company’s student loan securitizations, see Notes 1 and 10 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash on page 29, as well as derivative agreements which are described in Note 9 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP from the federal government, securitizations and the Omnibus Credit Agreement are the Company’s primary sources of cash. The Company’s primary uses of cash are new loan originations and purchases, funding operating expenses and repayment of debt.

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its assets, particularly interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations, and may shift its utilization of either source or augment funding with alternate sources as necessary in response to changes in market conditions.

The Omnibus Credit Agreement expires in December 2009.  The Company is currently negotiating a new agreement with CBNA to replace the existing agreement. This agreement is the Company’s largest financing source.  Under the current Omnibus Credit Agreement the cost of funding is negotiated on a borrowing-by-borrowing basis. The agreement provides a maximum aggregate credit limit for combined short- and long-term borrowings of $30 billion at market interest rates. The agreement contains no material financial covenants or restrictions, though it terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources. At June 30, 2008, the amount of credit available for additional short- and long-term borrowings under the Omnibus Credit Agreement was approximately $9.0 billion.  During the second quarter of 2008 the Company entered into long-term borrowings totaling $2.6 billion under the Omnibus Credit Agreement.  Due to dislocation and illiquidity in the credit markets, the credit spreads on these borrowings are substantially higher than the Company’s other borrowings under the Omnibus Credit Agreement. As of June 30, 2008, the Company has $11.8 billion of short-term borrowings outstanding under the Omnibus Credit Agreement of which $10.1 billion will become due and payable during the remainder of 2008. The Company expects that the interest rates on renewals of these borrowings, if any, will also be significantly higher than the Company’s prior borrowings.

Despite the adverse conditions within the credit markets, the Company was able to successfully execute one on-balance sheet and one off-balance sheet securitization in the first half of 2008. The Company used the $3.8 billion of proceeds to fund its operating activities. The credit spreads realized on these transactions were higher than any of the Company’s previous deals, with credit spreads on the Class A notes increasing from between 20 and 110 basis points over the transaction the Company completed during the fourth quarter in 2007. This increase is consistent with recent trends in the student loan asset-backed securities market. See Notes 1 and 10 to the Consolidated Financial Statements for additional information about the Company’s securitization activities.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use. Cash expenditures for equipment and computer software amounted to $6 million and $4 million for the six months ended June 30, 2008 and 2007, respectively.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements and purchases as well as the cash provided by, or used in, operating activities. The Company expects new loan disbursements and purchase volumes to be funded primarily through borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations.  The Company is evaluating alternative funding sources, including the purchase and participation programs under The Ensuring Continued Access to Student Loans Act of 2008, which is described more fully in Legislation and Regulations on page 30.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months and, based on the Company's expectation that it will enter into a new funding agreement with CBNA before the 2009 expiration of the Omnibus Credit Agreement, for the longer-term.

Legislation and Regulations

Legislative and Regulatory Impacts

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

On July 1, 2008, the Department published a Notice of Proposed Rulemaking (NPRM) which contains proposed regulations that are needed to implement provisions contained in the CCRA Act. The majority of the content of the NPRM pertains to the new Income-based Repayment option that is effective July 1, 2009.

H.R. 5715 (The Ensuring Continued Access to Student Loans Act of 2008) was signed by President Bush on May 7, 2008. This law, among other things, allows the Department to purchase qualifying Stafford and PLUS loans during the 2008-2009 academic year.  It was enacted to respond to the belief that there will be an access problem for students attempting to obtain FFEL Program loans due to lenders partially or wholly withdrawing from the FFEL Program market due to the current liquidity restrictions in the capital markets, higher costs of funds and the effects of the CCRA Act discussed below. The provisions of this law include increasing the annual and aggregate Stafford borrowing limits, providing authority for the Department to advance federal funds to FFEL Program guaranty agencies acting as Lenders of Last Resort, authorizing the Department to purchase FFEL Program loans from current holders, provided that the proceeds are reused in the FFEL Program, and allowing Parent PLUS Loan borrowers the option of postponing payments on the loan until six months after the student's last day of at least half-time enrollment.

The Department published a notice in the Federal Register on July 1, 2008 regarding its implementation plans for the program to purchase FFEL Program loans and has distributed to the student loan industry some of the critical documents proposed to be used in the program (e.g. Master Purchase Agreement and a Master Participation Agreement). In accordance with the proposed program, the Company filed a required Notice of Intent to Participate with the Department on July 3, 2008. The notice is non-binding, but is a condition precedent to any use of the new program.

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

•	Require the Department to conduct a pilot program for an auction of eligible Federal PLUS Loans (limited to Parent PLUS loans) beginning on July 1, 2009.

The Department published regulations that will take effect on July 1, 2008 affecting the relationships and activities between FFEL Program lenders, guaranty agencies and institutions of higher education. There is no expectation that the provisions of these regulations will have any adverse impact on the operations of the Company.

Current Activity

H.R. 4137 (the College Affordability and Opportunity Act of 2007) was passed by the House and Senate on July 31, 2008 and is expected to be signed into law by the President. It includes the student loan sunshine provisions (previously included in H.R. 890 - the College Access and Opportunity Act) and the Private Student Loan Transparency and Improvement Act (a proposed amendment to S.1642).

Some of the provisions of H.R. 4137 include:

1)	Defining a preferred lender arrangement between a school and a lender under which the lender makes educational loans.

2)
Requiring a lender that participates in a preferred lender arrangement to certify to the Secretary of the Department that its preferred lender arrangements comply with provisions of the Higher Education Act. The certification must be attested to by the lender’s auditor.

3)	Requiring the Department to develop a model disclosure for use by schools and lenders in disclosing the terms of educational loans (including private educational loans) offered by the lender.

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

6)
Requiring schools with preferred lender lists for FFEL Program lenders to list at least three unaffiliated lenders and, if they recommend private lenders, at least two unaffiliated lenders. The school must disclose why it has entered into such an arrangement and disclose the method and criteria for selecting such lenders. Schools are identified as having a duty of care to compile the list for the students.

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

S. 3141, the Preventing Student Loan Discrimination Act (PSLDA) was introduced on June 17, 2008. The PSLDA would ensure that lenders that receive special allowance payments on FFELP loans would no longer be able to deny loans to particular eligible student loans simply based on characteristics of the student’s college. The intent of the PSLDA is to prevent loan selectivity based on the student's school, length of the college program, or income level, if they are otherwise eligible for federal student loans. To date, no action has been taken on the PSLDA.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to: the success of the Company’s strategic repositioning efforts, the effects of legislative changes, particularly those relating to re-authorization of the Higher Education Act of 1965, as amended, that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Stafford Loans and FFEL Program loans; loan origination costs; the availability and amount of  loan subsidies, and any effect on the Company’s interest rate spreads; the cost of education; the availability of alternative financing options to students and their parents, including competitive products offered by other lenders; the effects of changes in accounting standards; actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves; fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans; changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio; the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; the volume of loan consolidations; the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures; the success of its marketing efforts, especially its electronic marketing efforts; the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins; the performance of the Company’s loan portfolio servicers, insurers and risk-sharers; the Company’s ability to utilize alternative sources of funding, including its ability to continue to securitize loans; as well as general economic conditions, including the performance of financial markets.

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

	June 30,
(Dollars in millions)	2008		2007
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(3.3)	$(1.8)	$3.1	$22.4

In addition, the Company has exposure to uneven shifts in interest rate curves (i.e., the Commercial Paper to LIBOR spreads). The Company, through its Asset/Liability Management Committee, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

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

          Item 1A.  Risk Factors

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 32.

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected or historical results. However, the discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results. These factors include, among others, natural disasters, acts of terrorism and epidemics.

The CCRA Act and increased funding costs have decreased the profitability of FFEL Program loans. The Company has changed its strategic focus in an effort to address these changes, but there can be no assurance that the Company’s efforts will be successful.

The CCRA Act reduced SAP for new originations by 55 basis points for Stafford and Consolidation loans and 85 basis points for PLUS loans. In addition, it reduced lender reinsurance from 99% to 97% by eliminating the EP program with a further reduction to 95% for loans originated on or after October 1, 2012 and increased the lender fee from 0.50% to 1.00% for new originations. At the same time, dislocation and illiquidity in the credit markets has significantly increased credit spreads on the Company’s most recent securitizations and borrowings under the Omnibus Credit Agreement.  The confluence of these events has made FFEL Program lending less profitable.

In response to these events, the Company has:

•	Suspended lending at certain schools where loans with lower balances and shorter interest-earning periods currently result in unsatisfactory returns;
•	Temporarily withdrawn from the FFEL Program Consolidation Loan market;
•	Reduced certain borrower incentive programs for new originations; and
•	Restructured various functional areas of its business and eliminated a total of 146 positions.

If these actions or any future actions that the Company may undertake in an effort to address these events are not successful, the Company’s future profitability may be adversely affected.

The Company’s profitability could be adversely affected by general economic conditions as well as regional economic trends.

Factors that could significantly affect profitability include:

•	The demand for and net margins on student loans;
•	The cost to the Company of funding such loans; and
•	The level and volatility of interest rates and inflation.

Rising interest rates could reduce demand for student loans, as some prospective borrowers could defer attendance at certain eligible educational institutions or pursue programs at less costly institutions, and thus borrow less, or otherwise determine that the cost of borrowing for higher education is too great. During periods of economic weakness, particularly in the case of high unemployment or high inflation, the relative cost of higher education may increase materially. As a result, some prospective borrowers may defer pursuing higher education until economic conditions improve. Also, the ability of some borrowers to repay their loans on a timely basis may deteriorate, resulting in higher delinquencies and losses. To the extent that weakness in the U.S. economy continues or worsens, the Company may experience an increase in defaults and loan losses and, if the conditions persist for an extended period of time, the Company may exceed contractual maximum portfolio loss limits related to the insurance on its private education loan portfolio.

Any of these conditions may be more prevalent in those particular regions of the United States that have been affected by natural disasters or regional economic downturns. If the regions affected were those in which a large segment of the Company’s loans had been originated or its borrowers reside, a disproportionate reduction in new loan originations could occur, accompanied by higher delinquencies and losses. The Company has a high concentration of student loan originations in New York and California.

The Company’s financial condition is dependent upon and could be adversely affected by the extent to which management can successfully manage credit risks.

The Company’s credit risk exposure has been partially mitigated through government guarantees, third-party insurers, and certain school risk-sharing agreements.

The Company actively monitors the creditworthiness of its insurers, but in the event that a guarantor, third-party insurer or risk-share school is unable to meet its contractual obligations under the related arrangements, the Company’s financial condition could be adversely affected. Due to recent regulatory changes and dislocation in the credit markets, several student lenders as well as the Company have announced that they are exiting the industry or, as in the case of the Company, discontinuing certain higher-risk segments of their business. This decrease in the availability of student loans may adversely impact the financial condition of certain schools with which the Company does business, particularly proprietary schools. The Company’s results could be adversely impacted to the extent that the proprietary schools for which it originates loans do not continue as going concerns or close individual campus locations. If a school with which the Company does business closes or otherwise does not provide the borrower the promised education, the FTC Holder Rule allows the borrower to raise the same claims and defenses against the Company, as the lender, as it could against the school. As a result, the Company may not be able to collect on these loans. In addition, school closings could result in an increase in defaults for the borrowers attending these schools at the time they close and a significant increase in school closings could materially increase the Company’s allowance for loan losses.

The Company’s credit risk exposure is also impacted by the size and performance of the uninsured private education loan portfolio that is not originated under a risk-sharing relationship, which has grown over recent years. As of June 30, 2008, the uninsured private education loan portfolio included $197 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans do not follow the Company’s traditional underwriting process. As the economy continues to contract, the Company’s financial condition could be adversely impacted by net credit losses on this portfolio.

The Company’s financial condition is dependent upon and could be adversely affected by the extent to which management can successfully manage interest rate risks.

The Company uses derivative agreements in an effort to help manage interest rate risk. The Company’s derivative instruments do not qualify for hedge accounting under SFAS 133, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Changes in market assumptions regarding future interest rates could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

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

The success of the Company is dependent upon management’s ability to identify properly and respond promptly to changes in interest rate conditions. The majority of the Company’s earnings are generated from the spread between the Company’s interest earning assets (based on the 90-day Commercial Paper rate, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (based on LIBOR).  Therefore, basis risk could have an adverse effect on the Company's results of operations.

One of the Company’s objectives in determining the appropriate mix of funding is to match the weighted average life of its loan assets with that of its borrowings. However, market constraints generally make obtaining a perfect match cost-prohibitive. Because credit spreads earned on the Company’s loan assets are fixed at the time of origination, the Company’s net interest margin may be adversely affected if the Company cannot refinance its maturing debt at rates that are comparable to its current rates.

The Company’s funding sources are limited and funding costs may vary significantly.

The dislocation and illiquidity in the asset-backed securities and credit markets, since the later half of 2007, have adversely impacted the Company’s securitization activities. To the extent that these market conditions continue, they are likely to continue to adversely impact the Company’s ability to execute future securitization transactions. Current market conditions have largely eliminated gains on securitization transactions and losses may be recognized on future securitization transactions.  These trends are also likely to negatively impact credit spreads on secured borrowings through on-balance sheet securitizations.

In early 2008, adverse market conditions carried over to the market for student loan auction-rate notes.  The Company’s outstanding securitizations include no auction-rate notes, but adversity in that market may nevertheless further impede the Company’s ability to securitize on favorable terms.

Adverse market conditions have also significantly increased the credit spreads under the Omnibus Credit Agreement with CBNA, which is negotiated on a borrowing-by-borrowing basis. Incremental borrowing rates under the Omnibus Credit Agreement currently exceed borrowing rates realized in the Company’s most recent securitization transactions. The Company is currently negotiating a new agreement to replace the existing agreement with CBNA.

If the Company is unable to secure more favorable pricing under the Omnibus Credit Agreement, the Company’s reliance on the asset-backed securitization market may increase. If the Company is unable to execute future securitization transactions, the Company may need to identify alternative sources of funding, which may not be available on favorable pricing or terms, if at all. Failure to secure cost-effective funding alternatives would adversely impact the Company’s ability to fund student loan originations and could materially increase the Company’s cost of funds.

Incorrect estimates or assumptions made by management in the preparation of the Company’s consolidated financial statements could adversely affect the Company’s reported amounts of assets, liabilities or earnings.

The Company’s earnings are increasingly dependent upon the accuracy of its critical accounting estimates, particularly those relating to loan securitizations and the allowance for loan losses. If future conditions deviate from management’s assumptions, adverse adjustments of certain related balance sheet and/or income statement line items could result.

The net cash flow the Company receives from securitized student loan trusts generally represent the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the noteholders, after deducting servicing costs and any other expenses. The Company’s rights to these residual interests are subordinate to the noteholders’ interests and their value is highly sensitive to factors such as interest rate changes, prepayment speeds, default rates and regulatory changes. If the securitized loans fail to generate sufficient excess cash flows, the Company may not realize all of the recorded value of these interests.

The Company’s allowance for loan losses is also dependent on estimates. These estimates are based on historical experience, adjusted for qualitative factors including changes in recent performance, general economic conditions or applicable laws and regulations. If actual experience varies significantly from historical experience or the Company’s projections of the impact of changes in qualitative factors are inaccurate, the Company’s estimated allowance for loan losses may be insufficient to cover losses in the Company’s portfolio.

Future decreases in the volume of student loan originations could adversely affect the financial condition of the Company.

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

The Company’s ability to maintain or increase market share is largely dependent upon its ability to offer competitively priced, desirable loan products as well as its ability to communicate effectively to prospective borrowers and schools about these products. The Company plans to continue to offer competitively priced products by managing its expenses through economies of scale, which reduce its origination and servicing costs. The Company also plans to expand its electronic communications with prospective borrowers and those that affect their decision making. An inability to achieve these goals could adversely affect the Company’s competitive position in the marketplace.

Servicing defects in the Company’s loan portfolio could potentially result in losses.

FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  Private education loans that are not originated or serviced in accordance with provisions set forth in the respective agreements with private insurers risk cancellation of insurance coverage. In an effort to help manage these risks, the Company conducts compliance and process reviews of both the Company’s internal operations and external loan servicers. Servicing failures may have an adverse effect on the Company’s loan losses and, for FFEL Program loans, interest income.

Other risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events may have an adverse effect on the Company’s financial condition.

The Company is subject to many types of operating risks which include, but are not limited to, risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. These operational risks encompass reputational and franchise elements associated with the Company’s business practices or market conduct. They also include the risk of failing to comply with applicable laws, regulations, regulatory administrative actions or the Company’s internal policies.  Given the high volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages), which may give rise to losses in service to borrowers and/or monetary loss to the Company, increasing operating expenses and adversely affecting the Company’s competitive position. All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its borrowers.

In the normal course of business the Company is exposed to various legal risks that could have an adverse effect on the Company’s business operations.

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

The Company’s financial condition or results of operations could be adversely affected by regulatory and legislative actions.

The Company’s businesses and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This may affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including retained interests in securitizations and assets held for sale by the Company. In addition, such changes in fiscal policy may adversely affect the ability of the Company’s borrowers to repay their loans on a timely basis and the ability of prospective borrowers to qualify for loans.

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

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. For further information on the impact of the CCRA Act, see Legislation and Regulations on page 30.  In addition, future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

The Company’s amended Non-Competition Agreement with CBNA and Citigroup provides fewer protections to the Company and may result in competition between the Company and its majority shareholder or other Citigroup affiliates.

Effective August 8, 2008, the Company has amended the Non-Competition Agreement among the Company, CBNA and Citigroup.   That amendment allows CBNA or any of its affiliates to acquire another business engaged in student lending.  If the revenues from student lending represent more than 5% of the consolidated revenues of the acquired business, then CBNA or its affiliates are required to cease student lending or use commercially reasonable efforts to sell the student lending business (which sale may be made to the Company) within eight months of the acquisition.   If, however, student lending represents 5% or less of the consolidated revenues of the acquired business or if after using commercially reasonable efforts, CBNA or its affiliates is unable to sell the competing business at a price equal to or greater than the implied price, then CBNA or its affiliates may continue to engage in the competing business.  Consequently, the Company may face direct competition from its majority shareholder or other Citigroup affiliates, which could have an adverse impact on the Company’s financial condition or results of operations.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008

The Student Loan Corporation

By:	/s/ Scot H. Parnell
Scot H. Parnell Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report and Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s 1994 Annual Report and Form 10-K (File No. 1-11616).

10.2.11 *	Amendment No. 10, dated as of August 8, 2008, Non-Competition Agreement among the Company, Citibank, N.A. and Citigroup Inc.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith