Form 10-Q
period 2008-11-05
STUDENT LOAN CORP
filed 2008-11-07
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On October 31, 2008, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	2

		Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	4

		Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 19

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 34

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4 -	Controls and Procedures	35

Part II	Other Information

	Item 1A-	Risk Factors	36 – 40

	Item 6 -	Exhibits	40

Signature			41

Exhibit Index			42

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET INTEREST INCOME
Interest income	$279,823	$398,675	$928,339	$1,177,996
Interest expense	(196,302)	(298,345)	(643,981)	(881,032)
Net interest income	83,521	100,330	284,358	296,964
Provision for loan losses	(46,791)	(21,419)	(117,930)	(35,842)
Net interest income after provision for loan losses	36,730	78,911	166,428	261,122

OTHER INCOME
Gains on loans securitized	–	–	1,262	48,548
Gains on loans sold	194	15,815	2,508	36,081
Fee and other income (loss)	16,923	(10,052)	67,394	14,231
Total other income	17,117	5,763	71,164	98,860

OPERATING EXPENSES
Salaries and employee benefits	14,195	15,202	43,257	45,772
Restructuring and related charges	–	–	8,735	735
Other expenses	31,981	28,776	90,168	87,420
Total operating expenses	46,176	43,978	142,160	133,927

Income before income taxes	7,671	40,696	95,432	226,055
Provision for income taxes	287	15,695	30,798	86,514
NET INCOME	$7,384	$25,001	$64,634	$139,541

DIVIDENDS DECLARED AND PAID	$28,600	$28,600	$85,800	$83,200

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.37	$1.25	$3.23	$6.98
(based on 20 million shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.43	$1.43	$4.29	$4.16

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Federally insured student loans	$18,406,466	$16,244,273
Private education loans	5,815,960	4,696,337
Deferred origination and premium costs	658,745	668,082
Allowance for loan losses	(110,651)	(42,115)
Student loans, net	24,770,520	21,566,577
Other loans and lines of credit	9,148	87,437
Loans held for sale	10,530	337,790
Cash	683	25
Residual interests in securitized loans	743,704	633,074
Other assets	1,437,198	1,154,956

Total Assets	$26,971,783	$23,779,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$10,693,600	$13,373,000
Long-term borrowings, payable to principal stockholder	12,102,000	8,100,000
Long-term secured borrowings	1,773,839	–
Deferred income taxes	238,071	287,462
Other liabilities	561,181	395,174

Total Liabilities	25,368,691	22,155,636

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,390	141,355
Retained earnings	1,461,502	1,482,668

Total Stockholders' Equity	1,603,092	1,624,223

Total Liabilities and Stockholders' Equity	$26,971,783	$23,779,859

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,555	$141,524
Capital contributions and other changes	35	26
Balance, end of period	$141,590	$141,550

RETAINED EARNINGS
Balance, beginning of period	$1,482,668	$1,410,968
Cumulative effect of adoption of accounting standard, net of taxes of $506	–	809
Net income	64,634	139,541
Common dividends declared, $4.29 and $4.16 per common share for the nine months ended September 30, 2008 and 2007, respectively	(85,800)	(83,200)
Balance, end of period	$1,461,502	$1,468,118

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period	$–	$809
Cumulative effect of adoption of accounting standard, net of taxes of $(506)	–	(809)
Balance, end of period	$–	$–

TOTAL STOCKHOLDERS' EQUITY	$1,603,092	$1,609,668

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$64,634	$139,541
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	9,760	10,726
Amortization of deferred loan origination and purchase costs	75,013	80,761
Accreted interest on residual interests	(48,189)	(44,021)
Provision for loan losses	117,930	35,842
Restructuring and related charges	8,735	735
Deferred tax provision	(49,391)	(39,082)
Gains on loans sold and securitized	(3,770)	(84,629)
(Gain) loss on residual interest valuation	(104,754)	28,306
Loss on servicing asset valuation	6,548	15,160
Change in loans held for sale including loan origination and purchase costs	(165,471)	(249,915)
Proceeds from loans sold	137,913	197,657
Cash received on residual interests in trading securitized assets	99,178	53,991
Change in accrued interest receivable	(119,180)	(226,818)
Other non-cash charges	17,657	–
Change in other assets	(58,905)	(47,303)
Change in other liabilities	157,925	(4,182)

Net cash provided by (used in) operating activities	145,633	(133,231)

Cash flows from investing activities:
Change in loans	(4,962,029)	(4,411,485)
Change in loan origination and purchase costs	(121,868)	(196,094)
Proceeds from loans sold and securitized	1,973,207	2,407,782
Change in restricted cash	(52,328)	–
Capital expenditures on equipment and computer software	(7,984)	(4,664)

Net cash used in investing activities	(3,171,002)	(2,204,461)

Cash flows from financing activities:
Net change in borrowings with original maturities of one year or less	1,483,600	1,318,900
Proceeds from borrowings with original terms of one year or more	6,239,000	3,100,000
Net proceeds from issuance of secured borrowings	1,843,620	–
Repayments of secured borrowings	(54,393)	–
Repayments of borrowings with original terms of one year or more	(6,400,000)	(2,000,000)
Dividends paid to stockholders	(85,800)	(83,200)

Net cash provided by financing activities	3,026,027	2,335,700

Net increase (decrease) in cash	658	(1,992)
Cash - beginning of period	25	6,570

Cash - end of period	$683	$4,578

Supplemental disclosure:
Cash paid (received) for:
Interest	$688,298	$868,846
Income taxes, net	$(1,955)	$128,333

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, SLC Student Loan Receivables I, Inc.  All intercompany balances and transactions have been eliminated.

The Company, with a trust agreement to originate loans through Citibank, N.A. (CBNA), is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and nine months ended September 30, 2008 may not be indicative of the results for the full year ending December 31, 2008. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2007 Annual Report and Form 10-K.

The Company has revised its financial results for the third quarter of 2008 from the results released in the Company’s October 16, 2008 Earnings Release and Current Report on Form 8-K.  The revision reflects a credit resulting from the revaluation of the Company’s current and deferred income taxes, partially offset by the recognition of a liability related to uncertain tax positions in certain states. This net credit amounted to a $3.0 million decrease in Provision for income taxes and a $0.15 increase in basic and diluted earnings per common share.

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

    Restricted Cash

Restricted cash includes amounts held by a loan securitization trust that is being accounted for as secured borrowings. This cash must be used to make payments related to trust obligations and is classified as a component of Other assets. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

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

Loans Securitized

There are two key accounting determinations that must be made relating to securitizations. First, a decision must be made as to whether the asset transfer to the securitization entity is considered a sale in accordance with SFAS 140. If it is a sale, the transferred assets are removed from the Company's Consolidated Balance Sheets and a gain or loss is recognized.  Second, a determination must be made as to whether the securitization entity should be included in the Company’s Consolidated Financial Statements. If the securitization entity's activities are sufficiently restricted to meet accounting requirements for a qualifying special purpose entity (QSPE), the securitization entity is not consolidated by the seller of transferred assets.

All of the Company’s off-balance sheet securitization entities meet the definition of a QSPE and are not consolidated. See Note 3 for proposed accounting changes which could change how the Company accounts for its off-balance sheet securitization entities. The Company accounts for its on-balance sheet securitization entity, which is not a QSPE and therefore is consolidated in the Company’s financial statements as a secured borrowing in accordance with SFAS 140.

Interest in the securitized loans accounted for as a sale are retained in the form of subordinated interest-only strips (i.e., residual interests) and servicing rights.

Prior to January 1, 2007, the Company accounted for its residual interest from the 2004 securitization as available-for-sale securities. Effective January 1, 2007, the Company early-adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). In accordance with SFAS 159, the Company elected to measure its residual interest from the 2004 securitization at fair value. Upon the adoption of the fair value method, the Company reclassified $0.8 million of unrealized gain on the residual interest from the 2004 securitization from Accumulated other comprehensive income to Retained earnings. Beginning January 1, 2007, unrealized gains and losses related to all of the Company’s residual interests are reported in Fee and other income (loss).

The Company’s servicing assets are reported at fair value, in accordance with the provisions of SFAS No.156, Accounting for Servicing of Financial Assets – an amendment of FASB statement No. 140 (SFAS 156), and are included in Other assets. Unrealized gains and losses associated with servicing asset valuation changes are reported in Fee and other income (loss).

Gains and losses are recognized at the time of securitization and are reported in Gains on loans securitized.  Securitization gains and losses represent the difference between the cost basis of the assets sold and the fair value of the assets received, including, as applicable, cash, residual interests, servicing assets and retained notes.  The Company estimates the fair value of the residual interests and servicing assets using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Additional information on the Company's securitization activities may be found in Note 10.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale. Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  During the three and nine months ended September 30, 2008, the Company recorded write downs of loans that were transferred back into the Company’s portfolio of $31.0 million and $34.7 million, respectively. For the same periods in 2007, the fair value of loans held for sale exceeded cost and no write down was necessary. See Note 11 for more information about the carrying value of loans held for sale.

Derivatives

The Company uses derivative financial products, including swaps and options, in an effort to manage its exposure to interest rate risk. In addition, the Company uses cross currency swaps in an effort to manage its exposure to foreign currency exchange rates on its foreign currency denominated secured borrowings. The Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income (loss).

Internally Developed Software

Certain direct costs associated with the development of internal use software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in Other assets and are amortized by the straight-line method over the service period, not to exceed ten years.  Deferral of costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for obsolescence.  Capitalized costs of projects deemed to be obsolete or abandoned are written off as operating expenses.

2.	RESTRUCTURING AND RELATED CHARGES

During the second quarter of 2008, the Company strategically repositioned its business in order to benefit from the products, channels, and operational structure that it believes will best position the organization to grow profitably while carefully deploying capital.  Consequently, on July 9, 2008, the Company announced, under its existing severance policy, a restructuring of certain functional areas.

As a result of the restructuring, the Company recorded restructuring and related charges of $8.7 million during the second quarter.  These charges consist of severance related costs of $8.1 million and non-cash charges, primarily associated with the impairment of software assets, totaling $0.6 million.  As a result of these activities, 146 positions have been eliminated. At September 30, 2008, the Company had a liability of $6.9 million related to this restructuring included in Other liabilities.  Full implementation of the plan is expected to be completed in the first quarter of 2009.

3.     FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)) Consolidation Model

During April of 2008, the Financial Accounting Standards Board (FASB) voted to eliminate QSPEs from the guidance in SFAS 140. While the revised standard has not been finalized and the Board’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s Consolidated Financial Statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales.  This proposed revision could become effective January 2010.  As of September 30, 2008, the total assets of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $16.0 billion.

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, the FASB will now include former QSPEs in the scope of FIN 46(R).  In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated whenever circumstances change. The previous rules required reconsideration only when specified reconsideration events occurred.

The Company will be evaluating the impact of these changes on its Consolidated Financial Statements once the actual guidelines are completed.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133 (SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard will be effective for all of the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Company accounts for these instruments.

4.	STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Federal Stafford Loans	$ 10,387,309	$ 8,687,483
Federal Consolidation Loans	6,424,540	6,364,762
Federal SLS/PLUS/HEAL Loans	1,594,617	1,192,028
Private education loans	5,815,960	4,696,337
Total student loans held, excluding deferred costs	24,222,426	20,940,610
Deferred origination and premium costs	658,745	668,082
Student loans held	24,881,171	21,608,692
Less: allowance for loan losses	(110,651)	(42,115)
Student loans held, net	24,770,520	21,566,577
Loans held for sale, excluding deferred costs	10,289	331,263
Deferred origination and premium costs	241	6,527
Loans held for sale	10,530	337,790
Other loans and lines of credit	9,148	87,437
Total loan assets	$24,790,198	$21,991,804

5.	OTHER ASSETS

Other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Accrued interest receivable
from student loan borrowers/others	$ 843,673	$ 649,219
from federal government	31,412	106,686
Servicing asset from securitization activity	192,564	199,112
Collateral on derivatives with CBNA	176,213	86,699
Retained notes from securitization activities	78,981	24,204
Restricted cash	52,328	–
Equipment and computer software (1)	29,591	34,563
Other	32,436	54,473
Total other assets	$1,437,198	$1,154,956

(1)
Amounts are reflected net of accumulated depreciation and software amortization of $57.2 million and $53.4 million at September 30, 2008 and December 31, 2007, respectively.  The Company disposed of equipment and computer software with a net book value of $3.2 million during the nine months ended September 30, 2008, of which $2.6 million is included in Other expenses and $0.6 million is included in Restructuring and related charges.

Accrued interest receivable from the federal government decreased by $75.3 million (71%) during the nine months ended September 30, 2008.  This decrease is primarily due to the impact of declining interest rates, which reduced the special allowance payments due from the federal government as well as increased the amount of excess interest payments owed to the federal government.

The Company is required to maintain collateral for its derivative contracts entered into with CBNA in a margin account.  The Company’s collateral on these derivatives increased by $89.5 million during the nine months ended September 30, 2008, primarily as a result of declining interest rates.  For further information on the Company’s derivative agreements, see Note 8.

As a result of current market conditions, the Company has retained certain notes related to off-balance sheet securitizations.  During the nine months ended September 30, 2008, the retained notes from securitization activities increased by $54.8 million, largely due to the retention of notes from the second quarter off-balance sheet securitization.

During March 2008, the Company completed its first on-balance sheet securitization.  As a result, the Company’s Consolidated Financial Statements include cash held by the trust, or restricted cash, of $52.3 million as of September 30, 2008, which can be used only for trust obligations.

6.	FEE AND OTHER INCOME (LOSS)

Fee and other income (loss) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gains (losses) related to residual interests	$57,995	$(26,414)	$104,754	$(28,306)
Mark-to-market losses on derivatives	(56,295)	(1,921)	(74,246)	(3,583)
Impairment of loans held for sale	(30,974)	–	(34,672)	–
Servicing revenue net of valuation gains and losses on servicing assets	21,424	14,452	51,311	34,576
Foreign currency translation gains	24,960	–	20,670	–
Other origination and servicing fees from CBNA	2,544	2,450	5,345	5,532
Late fees (1)	(2,325)	1,105	1,054	4,646
Other (expense) income (2)	(406)	276	(6,822)	1,366
Total fee and other income (loss)	$16,923	$(10,052)	$67,394	$14,231

(1)	Amounts for the three and nine months ended September 30, 2008 include an adjustment to accrued late fees to reflect updated estimates of collectibility.

(2)	Amount for the nine months ended September 30, 2008 includes a $4.1 million contingent loss reserve on a commitment to fund private education loans at a certain proprietary school.

7.	RELATED PARTY TRANSACTIONS

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

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the accompanying Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues:
Interest income	$709	$376	$2,246	$908
Interest expense	177,286	298,345	606,501	881,027
Fee and other income (loss):
Derivative valuation loss	(30,017)	(1,921)	(52,475)	(3,583)
Other origination and servicing fees	2,544	2,450	5,345	5,532

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$3,385	$2,672	$8,975	$8,194
Stock-based compensation	596	501	2,234	1,913
Other expenses
Servicing, professional and other fees paid	13,565	13,648	40,150	37,127
Data processing and communications	1,922	1,715	5,062	4,755
Premises	674	700	2,032	2,227
Other	3,570	610	9,942	1,773

CBNA Omnibus Credit Agreement

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of an Omnibus Credit Agreement with CBNA. Under this agreement, the maximum aggregate credit available is $30.0 billion through December 31, 2009. If the agreement is not extended or replaced by that date, the Company would not have a guaranteed funding source for new borrowings, however borrowings outstanding at that date would become due based on their contractual maturities, which currently extend through 2016.  Funding terms and conditions under the agreement are negotiated between the Company and CBNA on a borrowing-by-borrowing basis.  Interest expense incurred under these borrowings is reflected in the table above. For further information on the Company’s borrowings under the Omnibus Credit Agreement, see Note 12.

Interest Rate Swap and Option Agreements

The Company enters into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives increased to $176.2 million as of September 30, 2008 from $86.7 million as of December 31, 2007.  For further information on the Company’s derivative agreements, see Note 8.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  Following final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.1 billion and $1.5 billion for the three and nine months ended September 30, 2008, respectively, as compared to $0.2 billion and $1.8 billion for the three and nine months ended September 30, 2007, respectively. Total premiums paid by the Company related to CitiAssist loan purchases were $0.7 million and $9.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.4 million and $11.6 million for the three and nine months ended September 30, 2007, respectively. At September 30, 2008, the Company was committed to purchase CitiAssist loans of $1.3 billion.

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

8.	DERIVATIVE AGREEMENTS

The Company enters into derivative agreements in an effort to manage its exposure to interest rate risk and its exposure to foreign currency exchange rate fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at September 30, 2008 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The Company’s derivative positions are provided in the table below:

	September 30, 2008			December 31, 2007
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
LIBOR-Based Swaps	$13,663,400	$8,619	$33,836	$8,495,000	$34,492	$2,113
Interest Rate Floor Options	11,827,520	1,875	133,447	8,743,266	1,372	89,193
Foreign Currency Swap	232,050	–	21,771	–	–	–

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

9.	INCOME TAXES

The Company's effective tax rate during the third quarter was 3.7% and 32.3%, as compared to 38.6% and 38.3%, for the three and nine months ended September 30, 2008 and 2007, respectively.  These decreases reflect a credit resulting from the revaluation of the Company's current and deferred income taxes, partially offset by the recognition of liabilities related to uncertain tax positions in certain states. This net credit amounted to $3.8 million and $6.8 million, respectively, for the three and nine months ended September 30, 2008.

The Company is included in the consolidated U.S. Federal income tax return of Citigroup and certain multi-combined and unitary state and local tax returns of Citigroup or its subsidiaries. Citigroup is presently under audit by the Internal Revenue Service (IRS) for 2003-2005. It is reasonably possible that the audit will conclude within the next 12 months. The resolution of the uncertain tax position related to the IRS audit would not affect the Company’s effective tax rate.

As of September 30, 2008, the Company had gross unrecognized tax benefits of $7.7 million. The total amount of unrecognized tax benefits at September 30, 2008 that, if recognized, would affect the effective tax rate is $3.4 million.

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
Securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

The following table summarizes the Company’s securitization activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Securitization sales:
Student loans securitized (1)	$–	$–	$2,035,540	$1,201,603
Net proceeds from student loans securitized during the period	–	–	1,973,207	1,221,216
Realized gains on loans securitized	–	–	1,262	48,548
Securitization financings:
Student loans securitized (1)	$–	$–	$1,993,213	$–
Net proceeds from student loans securitized during the period (2)	–	–	1,798,638	–

(1)	Amounts represent the value of the student loans securitized as of the securitization date.

(2)
The difference between student loans securitized and net proceeds received for the nine months ended September 30, 2008 primarily reflects $57.3 million of unissued notes, $10.5 million of issuance costs and discounts and $126.8 million of required overcollateralization (see Note 12).

The following table reflects amounts received from trusts related to securitization sales:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Cash received from trusts for servicing	$57,475	$47,919
Cash received from trusts on residual interests	99,178	53,991

During the three and nine months ended September 30, 2008, the Company earned $20.7 million and $57.9 million, respectively, of contractually specified servicing fees as compared to $17.2 million and $49.7 million for the three and nine months ended September 30, 2007, respectively.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$191,798	$174,077	$199,112	$169,234
Changes in fair value due to changes in inputs and assumptions	9,210	5,258	19,534	8,519
Other changes (1)	(8,444)	(8,020)	(26,082)	(23,679)
Student loan securitizations (2)	–	–	–	17,241
Balance at end of period	$192,564	$171,315	$192,564	$171,315

(1)	Amounts represent the effects of cash received and the passage of time.

(2)	The off-balance sheet securitization that took place during the second quarter of 2008 did not generate a servicing asset.

The Company utilizes discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal data, inherently involve significant judgment and uncertainty. The discount rate, basis spreads, anticipated net credit loss rate, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate is the sum of the risk-free rate and a risk premium which reflects the prevailing economic and market conditions as of September 30, 2008.  During the third quarter, the Company increased the risk premium for its residual interests by 75 basis points and for its servicing assets by 10 basis points to reflect the current level of cash flow uncertainty and lack of liquidity that exists in the market. At the same time the Company lowered its future prepayment assumption to reflect an overall slowdown in borrower prepayment activity.

Also during the third quarter, the Company revised its methodology for estimating the expected utilization rates for on time payment type borrower benefits. The loans in the Company’s securitized trusts were originated in 2002 or later and loans generally take three to five years to earn these types of benefits. Accordingly, only limited trust level data on actual utilization rates has been historically available to the Company.  As these trusts have seasoned additional trust level borrower benefit data has become available.  Based on this new information, the Company revised its methodology for estimating future borrower benefit utilization.  The Company believes that this methodology provides a better estimation of future utilization. The revised methodology generally resulted in lower expected utilization rates, which caused a net increase in the value of the Company’s residual interests of $27.1 million.

The key assumptions used to value the residual interests of trusts related to securitization sales were as follows:

	September 30, 2008	December 31, 2007
Weighted average discount rate:
FFEL Program Consolidation Loans	11.12%	10.56%
FFEL Program Stafford and PLUS loan	11.12%	–
Private education loans	14.12%	12.56%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.11% to 1.48%	1.73% to 3.09%
FFEL Program Stafford and PLUS loan	8.14%	–
Private education loans	9.86%	13.03%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.32%	0.30%
FFEL Program Stafford and PLUS loan	0.54%	–
Private education loans	0.91%	0.81%
Expected basis spread between LIBOR and Commercial Paper rate	12.2 basis points	12.0 basis points
Utilization rate of borrower benefits:
Automated clearing house	2.3% to 40.1%	10.0% to 40.2%
On time payments	0% to 42.7%	0% to 41.3%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

	September 30, 2008	December 31, 2007
Weighted average discount rate:
FFEL Program Consolidation Loans	5.66%	5.80%
Private education loans	6.16%	6.30%
Constant prepayment rates:
FFEL Program Consolidation Loans	1.11% to 1.48%	1.73% to 3.09%
Private education loans	9.86%	13.03%
Weighted average servicing margin	24 basis points	25 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at September 30, 2008	$743,704	$192,564
Discount rate
10% adverse change	(25,406)	(4,709)
20% adverse change	(48,770)	(9,128)
Constant prepayment rate
10% adverse change	(7,871)	(2,100)
20% adverse change	(15,665)	(4,210)
Anticipated credit losses, net of insurance and guarantees
10% adverse change	(5,912)	(1,150)
20% adverse change	(11,767)	(2,260)
Expected basis spread between LIBOR and Commercial Paper rate
10% adverse change	(8,375)	–
20% adverse change	(16,707)	–
Borrower benefits – ACH
10% adverse change	(3,076)	–
20% adverse change	(6,370)	–
Borrower benefits – on time payments
10% adverse change	(9,233)	–
20% adverse change	(17,735)	–
Servicing margin
10% adverse change	–	(20,038)
20% adverse change	–	(39,729)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	September 30, 2008	December 31, 2007

Principal amounts	$15,345,988	$14,123,887
Delinquencies	561,171	413,175

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Credit losses, net of recoveries:	$2,237	$2,124	$6,667	$4,685

11.	FAIR VALUE (SFAS 156, 157 AND 159)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

(Dollars in thousands)	Level 2	Level 3
Assets
Residual interests in securitized loans	$–	$743,704
Other assets	89,475	192,564
Total Assets	$89,475	$936,268

Liabilities
Other liabilities	$189,054	$–

Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. Fair value was based upon quotes received from counterparties based on similar instruments in active markets. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and on the Consolidated Financial Statements. For more information on derivatives, see Note 8.

Retained Interests in Securitized Loans

The fair values of residual interests and servicing assets were determined using discounted cash flow models. Servicing assets are included in Other assets in the table above.  The Company has also retained notes from certain securitization sales, which are recorded at fair value and included in Other assets in the table above.  The fair value of the retained notes was based upon non-binding independent broker quotes received for similar instruments.  The Company obtains multiple quotes from independent brokers who are major participants in the student loan asset-backed securities market and believes that these quotes are the best indication of the value that could be realized in a market transaction. However, since the market for notes of this type is not currently active, the amount which the Company would receive in a current transaction could differ from this estimate. The Company recorded a write-down of $2.7 million associated with retained notes during the third quarter, which is included in Fee and Other Income on the Consolidated Financial Statements.  Retained interests are recorded at fair value on the Consolidated Financial Statements.  For more information on loan securitizations, see Note 10.

The following table presents the changes in the Level 3 fair value category:

(Dollars in thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2007	$633,074	$199,112
Total gains and losses (realized/unrealized) included in earnings:
Interest income	48,189	–
Fee and other income	104,754	27,806
Purchases, issuances and settlements	(42,313)	(34,354)
Balance at September 30, 2008	$743,704	$192,564

Unrealized gains and losses relating to assets still held at the reporting date (1)	$104,754	$19,534

(1)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

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

The following table represents all loans held for sale that are carried at the lower of cost or fair value as of September 30, 2008:

(Dollars in thousands)	Aggregate Cost	Fair value

September 30, 2008	$10,530	$10,530

For both the three and nine months ended September 30, 2008, the resulting charges taken on loans held for sale were $31.0 and $34.7 million, respectively. These charges are primarily related to $1.9 billion of loans transferred back into the Company’s portfolio in the third quarter.  In June 2008, in anticipation of a third quarter securitization, these loans were transferred into Loans held for sale.  Due to significant deterioration in market conditions at the beginning of the third quarter, the Company decided to cancel the planned securitization and to transfer the loans back into portfolio, requiring a fair value adjustment.

12.	SHORT- AND LONG-TERM BORROWINGS

At September 30, 2008 and December 31, 2007, the Company had borrowings under the terms of an Omnibus Credit Agreement with CBNA, which expires in December 2009. If the agreement is not extended or replaced by that date, the Company would not have a guaranteed funding source for new borrowings, however borrowings outstanding at that date would become due based on their contractual maturities, which currently extend through 2016.

Under the Omnibus Credit Agreement, the maximum aggregate credit available for combined short- and long-term borrowings was $30.0 billion at September 30, 2008. The cost of funding is negotiated on a borrowing-by-borrowing basis. The Omnibus Credit Agreement contains no material financial covenants or restrictions, though it terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.  At September 30, 2008, the amount of credit available for additional short- and long-term borrowings under the Omnibus Credit Agreement was approximately $7.2 billion.

As of September 30, 2008, the Company had $1.8 billion of secured borrowings of which $0.2 billion is denominated in Euros.  An additional $0.1 billion of notes associated with the transaction remain available for issuance.  The total authorized borrowings of $1.9 billion are collateralized by $2.0 billion of FFEL Program Consolidation Loans.  Principal payments on the secured borrowings are made as funds are collected on the collateralized loans.

As of September 30, 2008, approximately $4.3 billion of the Company’s outstanding short- and long-term borrowings includes derivatives embedded in the respective debt instruments. These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS No. 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

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

The Company has a commitment that expires November 30, 2008 to fund up to $17.4 million of student loans to a certain proprietary school.  During the quarter ended June 30, 2008, the Company determined that due to market conditions, it is probable that this committed amount will not be fully recoverable. Accordingly, the Company has a contingent loss reserve of $4.1 million in Other liabilities as of September 30, 2008.

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

Management’s Discussion and Analysis provides the Company’s perspective on its operations and its current business environment, including the following:

Business Overview – a general description of the Company’s business as well as the impacts of market conditions on the business and business trends.

Business Highlights – a review of key events affecting the Company’s historical and future operating results.

Critical Accounting Estimates – an overview of accounting policies that require critical judgments and estimates.

Accounting Changes and Future Application of Accounting Standards – a summary of new accounting standards.

Financial Condition – a discussion and analysis of the Company’s loan portfolio, disbursement and procurement activity and allowance for loan losses.

Results of Operations – a review of the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans offering a full array of student loan products to students and their parents and was incorporated in Delaware on November 4, 1992 and commenced operations on December 22, 1992. Citibank, N.A. (CBNA) owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).  The majority of the Company’s loans are originated and guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company, with a trust agreement to originate loans through CBNA, is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  The Company holds private education loans that are not insured under the FFEL Program, including CitiAssist loans and Private Consolidation loans. The Company is committed to providing exceptional service to borrowers and schools, offering competitive and innovative products with solutions that allow students and their families to finance the education of their choice while simultaneously providing value to the Company’s shareholders.  The Company also differentiates itself from its competitors by offering life of loan servicing on most loans.

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

Historically, loan securitizations and whole loan sales have contributed significantly to the Company’s earnings.  From year to year, the Company’s earnings are impacted by the number, size and profitability of asset sales and securitizations.  These factors vary from period to period based on market conditions and the Company’s operational strategies.  Due to the disruptions in the asset-backed securitization markets, the Company decided to cancel its planned third quarter securitization activity. In April 2008, the Financial Accounting Standards Board (FASB) proposed changes that would make it more difficult for securitizations to qualify for off-balance sheet treatment. This could result in the consolidation of assets previously sold to unconsolidated securitization entities and could eliminate any potential for future securitization gains. This proposed revision could be effective January 2010.

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

During the nine months ended September 30, 2008, the Company funded its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations.  Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis. Due to dislocation and illiquidity in the credit markets, the spreads on the Company’s most recent securitizations and borrowings under the Omnibus Credit Agreement have increased considerably. These increases in funding costs, combined with the impact of the College Cost Reduction and Access Act (CCRA Act) have negatively affected the Company’s profitability.  In response to these changes, the Company announced on April 16, 2008 that it would suspend lending at certain schools.  In addition, the Company has withdrawn from the consolidation loan markets.  The Company will evaluate returning to these schools and may resume offering consolidation loans if market conditions improve.

Business Highlights

During the third quarter, continued degradation in the financial markets had a profound impact on the Company’s operations.  These external forces contributed to:

•	net interest margin compression, driven by refinancing of maturing term debt at higher premiums over LIBOR;

•	a fair value adjustment required on loans held for sale transferred back into the Company’s portfolio; and

•	a reduction in gains from loan sales and securitizations as a result of illiquidity in both the whole loan and asset-backed securities markets.

In addition, the Company further increased its loan loss reserves, reflecting the continued seasoning of the uninsured CitiAssist loan portfolio.

The Company’s funding requirements continue to be met by borrowings under the Omnibus Credit Agreement with CBNA.  However, on new funding transactions executed, average premiums over LIBOR continue to increase. Given current market conditions, as future funding transactions are executed under the Omnibus Credit Agreement, funding costs could rise further.  During the third quarter, the Company filed the required Notice of Intent to participate in the Department’s Loan Participation Commitment Program (Participation Program) and Loan Purchase Program (Purchase Program)  to fund FFEL Program loans. See Legislation and Regulations on page 32 and Liquidity and Capital Resources on page 31, for further details.

The Company has revised its financial results for the third quarter of 2008 from the results released in the Company’s October 16, 2008 Earnings Release and Current Report on Form 8-K.  The revision reflects a credit resulting from the revaluation of the Company’s current and deferred income taxes, partially offset by the recognition of a liability related to uncertain tax positions in certain states. This net credit amounted to a $3.0 million decrease in Provision for income taxes and a $0.15 increase in basic and diluted earnings per common share.

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

Financial Condition

Loans

At September 30, 2008, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, an inventory of loans held for sale and related deferred costs.

See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	September 30, 2008	December 31, 2007
Owned loans	$24,901	$22,034
Managed loans	41,387	37,311

	Year to Date Average Balances
(Dollars in millions)	September 30, 2008	December 31, 2007
Owned loans	$24,009	$22,825
Managed loans	39,355	36,109

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

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Retail:
FFEL Program Stafford and PLUS loan disbursements	$2,137	$1,656	$4,732	$3,750
CitiAssist loans disbursed under commitments to purchase (1)	649	614	1,474	1,500
Total Retail	2,786	2,270	6,206	5,250
Loan consolidation and other secondary market volume (2)	95	853	821	1,999
Total Originations	$2,881	$3,123	$7,027	$7,249

(1)	This amount consists of the CitiAssist loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

(2)
Approximately half of the loan consolidation and other secondary market volume presented in the table above for the nine months ended September 30, 2008 and 2007 represent consolidations of student loans already held in the Company’s loan portfolio.

FFEL Program loan disbursements increased by $1.0 billion during the nine month period ended September 30, 2008 compared to the same period in 2007, which the Company believes is primarily attributable to its marketing initiatives, overall growth in the marketplace and a shift in volume to the Graduate PLUS loan product from CitiAssist loans.  The Graduate PLUS Loan program, introduced in 2006, was the primary driver of the $26.3 million decrease in CitiAssist loan disbursements during the nine months ended September 30, 2008 compared to the same period in 2007.

In response to the dislocation in the capital markets and recent federal legislation, the Company has significantly reduced, and in some cases discontinued, its less profitable retail, wholesale and consolidation loan origination activities.  Despite these actions, the Company’s overall originations have continued to increase, which may be due to the exit of competitors from the industry.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  Following final disbursement, the Company purchases all private education loans from CBNA.  At September 30, 2008 and December 31, 2007, the private education loans disbursed and still held by CBNA were $787.0 million and $669.2 million, respectively.

Generally, loans are not specifically purchased or originated for resale, and accordingly are recorded in the Company’s portfolio.  Management continually assesses its future securitization and loan sale plans and may transfer loans into the held for sale portfolio to meet the Company’s near term sale and securitization requirements.

Allowance for loan losses

The Company’s allowance for loan losses and current period provision for loan losses both increased significantly compared to the prior year. These increases reflect the continued seasoning of the higher risk portion of the uninsured CitiAssist portfolio. As more of these loans have entered repayment, write-offs have increased, causing a rise in the current period provision for loan losses. During the nine months ended September 30, 2008, the Company increased its allowance for loan losses by $68.5 million, due in large part to the higher risk uninsured loans that have not yet entered repayment status.  As these loans move into repayment, the Company expects that write-offs will continue to increase.   Also the bankruptcy of a proprietary school contributed $7.1 million to the overall increase. The Company expects that the allowance for loan losses will continue to increase through at least the end of 2008. During the second quarter of 2008, the Company terminated many of its relationships with schools that generated higher risk uninsured CitiAssist originations. In addition, the elimination of the Exceptional Performer program as of October 1, 2007 has contributed to the unfavorable year-over-year comparisons.

The Company categorizes allowance for loan losses as FFEL Program, Insured CitiAssist, Uninsured CitiAssist Standard and Uninsured CitiAssist Custom.  Uninsured CitiAssist Standard is primarily related to CitiAssist loans  that have been approved based on standard underwriting criteria and were originated on or after January 1, 2008.  Uninsured CitiAssist Custom is primarily related to loans made to non-traditional students or loans with less stringent underwriting standards.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period
FFEL Program	$8,668	$4,700	$12,312	$6,911
Insured CitiAssist	5,585	753	3,214	721
Uninsured CitiAssist Standard	3,028	–	–	–
Uninsured CitiAssist Custom	64,536	9,958	26,589	6,565
	$81,817	$15,411	$42,115	$14,197
Provision for loan losses
FFEL Program	$4,561	$11,671	$8,956	$12,540
Insured CitiAssist	7,247	704	13,354	2,412
Uninsured CitiAssist Standard	6,155	–	9,183	–
Uninsured CitiAssist Custom	28,828	9,044	86,437	20,890
	$46,791	$21,419	$117,930	$35,842
Charge offs
FFEL Program	$(3,545)	$(2,731)	$(9,154)	$(5,307)
Insured CitiAssist	(3,284)	(963)	(7,020)	(2,149)
Uninsured CitiAssist Standard	(78)	–	(78)	–
Uninsured CitiAssist Custom	(13,816)	(6,526)	(37,914)	(15,171)
	$(20,723)	$(10,220)	$(54,166)	$(22,627)
Recoveries
FFEL Program	$–	$–	$–	$–
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	–	–	–	–
Uninsured CitiAssist Custom	2,766	1,791	7,202	3,912
	$2,766	$1,791	$7,202	$3,912
Other (1)
FFEL Program	$–	$(771)	$(2,430)	$(1,275)
Insured CitiAssist	–	–	–	(490)
Uninsured CitiAssist Standard	–	–	–	–
Uninsured CitiAssist Custom	–	–	–	(1,929)
	$–	$(771)	$(2,430)	$(3,694)

Balance at end of period
FFEL Program	$9,684	$12,869	$9,684	$12,869
Insured CitiAssist	9,548	494	9,548	494
Uninsured CitiAssist Standard	9,105	–	9,105	–
Uninsured CitiAssist Custom Programs	82,314	14,267	82,314	14,267
	$110,651	$27,630	$110,651	$27,630

(1)	Represents reserve amounts associated with loans sold, securitized or reclassified as held-for-sale.

The Company’s best estimate for the allowance for loan losses includes all losses at each reporting period that are both probable and reasonable.  However, no assurance can be provided that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher level of provision for loan losses will not be required.

The Company has a commitment that expires November 30, 2008 to fund up to $17.4 million of private education loans to a certain proprietary school. During the quarter ended June 30, 2008,  the Company determined that, due to current market conditions, it is probable that this committed amount will not be fully recoverable.  Accordingly, the Company has a contingent loss reserve of $4.1 million in Other liabilities as of September 30, 2008.

Private Education Loans

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company has purchased private insurance on 76% of these loans through United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC) and on 2% of these loans through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).

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

Since 2003, UGCIC/NHIC has insured the Company for maximum portfolio losses ranging from 12.5% to 13.5%. The Company is exposed to 100% of losses that exceed these thresholds, which is not expected to occur in the near term.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments in order to maintain insurance coverage for these loans of up to $58.2 million if the loss limits exceed the established parameters.  The Company elected to stop insuring new CitiAssist loans originated on or after January 1, 2008. The Company expects that the increased loan losses are likely to be more than offset by decreases in insurance premiums paid.

UGCIC was rated A3/Negative by Moody’s and NHIC was rated A+/Watch / Negative by Standard & Poor’s as of September 30, 2008. UGCIC’s rating by Moody’s was downgraded on October 3, 2008 to Baa1/Negative reflecting Moody’s view that within the second lien and student loan sectors, loss emergence could meaningfully surpass stand alone claims paying resources and that fundamentals in these segments are unlikely to improve in the medium term. These negative factors are somewhat mitigated by AIG’s explicit support agreements with UGCIC, however AIG has no legal obligations to the Company.  In addition, on September 16, 2008, the Federal Reserve announced that it had authorized the Federal Reserve Bank of New York to lend up to $85.0 billion to AIG to prevent a disorderly failure of AIG.  According to the Federal Reserve, the loan is intended to facilitate a process under which AIG can sell certain of its businesses in an orderly manner, with the least possible disruption to the overall economy.  Subsequently, AIG announced additional financing arrangements through the Federal Reserve that could provide approximately $60 billion of additional liquidity.  AIG has announced that it plans to sell lines of business, which do not include UGCIC and NHIC, and has continued to make claim payments on a regular basis.  Any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio. Arrowood is not rated and carries a higher risk that it will be unable to fulfill its contractual obligations under these insurance agreements.

Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	September 30, 2008				December 31, 2007
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total

Total private education loans	$4,523,016	$373,458	$919,486	$5,815,960	$3,869,945	$–	$826,392	$4,696,337
Private education loans in repayment	1,604,739	136,365	472,745	2,213,849	1,443,110	–	494,093	1,937,203
Private education loans in forbearance	215,546	18,480	38,207	272,233	147,243	–	22,841	170,084
Percent of private education loans that are delinquent 30 - 89 days	3.4%	1.0%	4.5%	3.5%	2.4%	0%	3.8%	2.8%
Percent of private education loans that are delinquent 90 days or more	1.9%	0.1%	1.4%	1.7%	1.3%	0%	1.0%	1.2%
Allowance for loan losses	$9,548	$9,105	$82,314	$100,967	$3,214	$–	$26,589	$29,803
Private education loans covered by risk-sharing agreements with schools	–	–	482,386	482,386	–	–	493,296	493,296

Forbearance usage has increased as a result of the economic environment.  Forbearance is a key collection tool for borrowers willing to make payments but experiencing temporary financial difficulties.  Currently, borrowers are generally limited to 12 months of cumulative forbearance time over the life of the loan.  Borrower performance after using forbearance is monitored and the tool has proven to be effective in preventing defaults.

Of the $919.5 million in uninsured custom loans at September 30, 2008, the Company considers $135.4 million to be higher risk loans generally made to students attending proprietary schools.  Most of these higher risk loans do not follow the Company’s traditional underwriting process.  In response to the economic environment, underwriting criteria have been tightened with additional tightening planned in the near term.

A portion of the uninsured loans are covered by risk-sharing agreements with schools and universities. Under these programs, the school or university assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100% or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage. Although these risk-sharing agreements exist, the Company expects that the allowance for loan losses will continue to increase through at least the end of 2008. Of the $135.4 million of higher risk loans, approximately 65% are covered under the risk-sharing agreements described above.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s on-balance sheet portfolio:

	Nine Months ended
	September 30,
	2008	2007
Student loan yield	5.45%	7.37%
Consolidation loan rebate fees	(0.28)%	(0.41)%
Accreted interest on residual interests	0.26%	0.25%
Amortization of deferred loan origination and purchase costs	(0.41)%	(0.46)%
Net yield	5.02%	6.75%
Cost of funds (1)	(3.48)%	(5.05)%
Net interest margin	1.54%	1.70%

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

The credit spreads on the Company’s most recent borrowings under the Omnibus Credit Agreement and on the most recent securitizations have increased considerably, reflecting current market conditions. During the three and nine months ended September 30, 2008, these credit spread increases raised the Company’s interest expense by $26.0 million and $47.4 million, respectively.  This adverse trend towards higher credit spreads is expected to continue as the Company refinances its maturing term debt under less favorable conditions.  Because product pricing is fixed at origination, spread increases on refinanced debt have caused and will continue to cause net interest margin compression on the Company’s pre-existing loan portfolio. In an effort to mitigate this compression, the Company has begun to refine its product pricing to reflect current market conditions and reduced certain borrower incentive programs for new originations.  In addition, the Company expects to participate in the Department’s Participation and Purchase Programs to fund FFEL Program loans. See Legislation and Regulations on page 32 and Liquidity and Capital Resources on page 31, for further details.

The Company’s net interest margin decreased by 16 basis points during the nine month period ended September 30, 2008 compared to the same period last year. The foremost drivers of this decrease were assets repricing faster than liabilities in a rapidly declining interest rate environment and due to significantly higher credit spreads on new borrowings. These factors were partially offset by changes in portfolio mix towards loans with higher net yields.

At September 30, 2008 and 2007, the outstanding borrowings had contractual weighted average interest rates of 3.4% and 5.4%, respectively.

Rate/Volume Analysis

The following table shows the contribution year-over-year to changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the nine months ended September 30, 2008 vs. the nine months ended September 30, 2007
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$64.0	$(313.6)	$(249.6)
Interest bearing liabilities	61.5	(298.5)	(237.0)
Net interest income	$2.5	$(15.1)	$(12.6)

Three Months Ended September 30, 2008

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$83,521	$100,330	$(16,809)	(17)%
Provision for loan losses	(46,791)	(21,419)	(25,372)	(118)%
Gains on loans sold and securitized	194	15,815	(15,621)	(99)%
Fee and other income (loss)	16,923	(10,052)	26,975	268%
Operating expenses	46,176	43,978	(2,198)	(5)%
Provision for income taxes	287	15,695	15,408	98%
Net income	$7,384	$25,001	$(17,617)	(70)%
Total operating expenses as a percentage of average managed student loans	0.46%	0.49%	0.03%
Return on average equity	1.8%	6.2%	(4.4)%
Effective tax rate	3.7%	38.6%	34.9%

Net interest income

Net interest income of $83.5 million for the three months ended September 30, 2008 decreased by $16.8 million compared to the same period in 2007. This decrease was mainly the result of a decrease in net interest margin, partially offset by higher average loan balances. The net interest margin for the quarter was 1.35%. This 36 basis point decrease in margin occurred as the Company refinanced its maturing term debt under less favorable conditions, resulting in higher premiums over LIBOR. During the third quarter of 2008, these higher premiums decreased the Company’s net interest income by $26.0 million. The enactment of the CCRA Act also had a negative impact on the Company’s net interest income, resulting in a $4.4 million reduction in the quarter. See Factors Affecting Net Interest Income on page 26 for further information.

Gains on loans sold and securitized

Gains on loans sold for the three months ended September 30, 2008 totaled $0.2 million, a $15.6 million decrease from the same period in 2007. There was no securitization activity in the third quarter of 2008 or 2007. The decrease was due to the overall degradation of credit market conditions, which has virtually eliminated the market for whole loan sales and dramatically reduced the economics of securitizations.

Fee and other income (loss)

Fee and other income (loss) was $16.9 million for the three months ended September 30, 2008 as compared to $10.1 million loss for the same quarter of 2007. The increase in fee and other income (loss) was due to a net mark-to-market gain on the Company’s residual interests of $58.0 million, which was largely due to lower expected borrower benefit utilization and lower prepayments experienced within the Company’s securitization trusts. The increase was also driven by a gain on foreign currency translation of $25.0 million associated with the Company’s secured debt and by the servicing fees and income of $20.7 million.  The gains and income recognized were partially offset by losses on the Company’s derivatives that serve as economic hedges on certain aspects of the retained interests and the foreign currency translation of $56.3 million and a lower of cost or fair value adjustment of $31.0 million on loans transferred back into portfolio after previously being classified as held for sale in anticipation of a third quarter securitization.  See Critical Accounting Estimates on page 22 and Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 8 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses for the three months ended September 30, 2008 was $46.2 million, an increase of $2.2 million from the same period in 2007.  The increase in operating expenses reflects the write-off of software assets and increased accruals for franchise related taxes, partially offset by lower staff-related costs. The Company’s operating expense ratio for the third quarter of 2008 was 0.46%, which decreased by three basis points over the same period in 2007.  The decrease in operating expense ratio was the result of the Company’s expense management and restructuring initiative announced during the second quarter of 2008.

Provision for loan losses

The increase in provision for loan losses was driven by the continued seasoning of the uninsured CitiAssist portfolio as well as an increase in the amount of higher risk loans made to students attending proprietary schools entering repayment. In addition, the elimination of the Exceptional Performer (EP) program as of October 1, 2007 caused an increase in the provision.  The Company expects that these conditions will continue to impact the provision for loan losses through the remainder of the year. For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 23.

Provision for income taxes

The Company’s effective tax rate during the three months ended September 30, 2008 was 3.7%, compared to 38.6% for the same period in 2007.  This decrease reflects the revaluation of the Company's current and deferred income taxes, partially offset by the recognition of a liability related to uncertain tax positions in certain states.  The current and deferred income tax revaluation was due to a reduction of the Company’s blended statutory rate from 38.5% at the end of the second quarter to 37.6% at the end of the third quarter.

Nine Months Ended September 30, 2008

The Company’s comparisons of financial highlights are as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$284,358	$296,964	$(12,606)	(4)%
Provision for loan losses	(117,930)	(35,842)	(82,088)	(229)%
Gains on loans sold and securitized	3,770	84,629	(80,859)	(96)%
Fee and other income	67,394	14,231	53,163	374%
Operating expenses	142,160	133,927	(8,233)	(6)%
Provision for income taxes	30,798	86,514	55,716	64%
Net income	$64,634	$139,541	$(74,907)	(54)%
Total operating expenses as a percentage of average managed student loans	0.48%	0.50%	0.02%
Return on average equity	5.4%	11.8%	(6.4)%
Effective tax rates	32.3%	38.3%	6.0%

Net interest income

Net interest income of $284.4 million for the nine months ended September 30, 2008 decreased by $12.6 million as compared to the same period in 2007. The net interest margin for the nine months ended September 30, 2008 was 1.54%, which was a 16 basis point decrease from the same period in 2007. This decrease was primarily driven by rapidly declining interest rates in the first quarter, which impacted assets more quickly than liabilities, and higher premiums, which decreased the Company’s net interest income by $47.4 million.  Also driving this decrease was a $9.6 million reduction in interest income due to the enactment of the CCRA Act.  These decreases were partially offset by changes in portfolio mix towards loans with higher net yields and higher average loan balances.  See Factors Affecting Net Interest Income on page 26 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized for the nine months ended September 30, 2008 totaled $3.8 million, an $80.9 million decrease from the same period in 2007. The decrease was due to the overall degradation of market conditions which began during the second half of 2007 and has continued through 2008.  This degradation of market conditions has virtually eliminated the market for whole loan sales and reduced the economics of securitizations.

Fee and other income

The increase in fee and other income was due to a net mark-to-market gain on the Company’s retained interests of $104.8 million and the gain on foreign currency translation of $20.7 million associated with the Company’s secured debt and income servicing fees of $57.9 million.  The gains and income recognized were partially offset by losses on the Company’s derivatives that serve as economic hedges on certain aspects of the retained interests and the foreign currency translation of $74.2 million and by the lower of cost or fair value adjustment of $34.7 million on loans that were classified as held for sale.  See Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 8 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses for the nine months ended September 30, 2008 was $142.2 million, an increase of $8.2 million from the same period in 2007.  The increase was primarily driven by $8.7 million of restructuring and related charges primarily associated with the Company’s strategic repositioning efforts recognized during the second quarter of 2008, partially offset by the impact of the Company’s expense management and restructuring initiative.   See Note 2 to the Consolidated Financial Statements for further information regarding the Company’s restructuring and related charges.

Provision for loan losses

The increase in provision for loan losses was driven by the continued seasoning of the uninsured CitiAssist portfolio as well as an increase in the amount of higher risk loans made to students attending proprietary schools entering repayment. In addition, the elimination of the EP program as of October 1, 2007 caused an increase in the provision.  The Company expects that these conditions will continue to impact the provision for loan losses through the remainder of the year. For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 23.

Provision for income taxes

The Company’s effective tax rate during the nine months ended September 30, 2008 was 32.3%, compared to 38.3% in the same period of 2007.  This decrease reflects the revaluation of the Company’s current and deferred income taxes and the net effect of the recognition of a liability related to certain state taxes.  As of September 30, 2008, the blended statutory rate is 37.6%.

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through trusts, which are established to purchase the loans sold and provide liquidity through the issuance of asset-backed securities.  Historically, the Company has relied on securitizations to fund a significant portion of its new loan origination activity.  The Company generally retains a residual interest as well as the servicing rights in the securitized loans.

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

Securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet. The following table summarizes the Company’s securitization activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Securitization sales:
Student loans securitized (1)	$–	$–	$2,035,540	$1,201,603
Net proceeds from student loans securitized during the period	–	–	1,973,207	1,221,216
Realized gains on loans securitized	–	–	1,262	48,548
Securitization financings:
Student loans securitized (1)	$–	$–	$1,993,213	$–
Net proceeds from student loans securitized during the period (2)	–	–	1,798,638	–

(1)	Amounts represent the value of the student loans securitized as of the securitization date.

(2)
The difference between student loans securitized and net proceeds received for the nine months ended September 30, 2008 primarily reflects $57.3 million of unissued notes, $10.5 million of issuance costs and discounts and $126.8 million of required overcollateralization (see Note 12).

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in millions)	September 30, 2008	December 31, 2007

Total off-balance sheet student loans securitized (1)	$15,346	$14,124
Total on-balance sheet student loans securitized (2)	1,930	–
Total secured borrowings related to on-balance sheet securitization	1,774	–
Residual interests from off-balance sheet student loans securitized	744	633
Servicing assets from off-balance sheet student loans securitized	193	199

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of September 30, 2008 and nine as of December 31, 2007.

(2)	Amounts include securitized loan balances from one on-balance sheet securitization as of September 30, 2008.

For further information on the Company’s student loan securitizations, see Notes 1 and 10 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well as derivative agreements which are described in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP from the federal government, securitizations and funding under the Omnibus Credit Agreement are the Company’s primary sources of cash.  The Company’s primary uses of cash are new loan originations, funding operating expenses and repayment of debt.

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its assets, particularly interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations.  The Company may shift its use of either source or augment funding with alternate sources in response to changes in market conditions.

The Omnibus Credit Agreement expires in December 2009.  The Company is currently negotiating a new agreement with CBNA to replace the existing agreement. This agreement is the Company’s largest financing source.  Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis. Given current market conditions, as future funding transactions are executed under the Omnibus Credit Agreement, funding costs could rise further. The agreement provides a maximum aggregate credit limit for combined short- and long-term borrowings of $30.0 billion. Although the Omnibus Credit Agreement contains no material financial covenants or restrictions, these may be incorporated into the terms of future borrowings. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.

At September 30, 2008, the amount of credit available under the Omnibus Credit Agreement was approximately $7.2 billion.  During 2008, the Company entered into long-term borrowings totaling $6.2 billion under the Omnibus Credit Agreement.  Due to dislocation and illiquidity in the credit markets, the credit spreads on these borrowings are substantially higher than the Company’s previous borrowings under the Omnibus Credit Agreement. As of September 30, 2008, the Company has $10.7 billion of short-term borrowings outstanding under the Omnibus Credit Agreement of which $5.6 billion will become due and payable during the remainder of 2008. The Company expects that the interest rates on renewals of these borrowings will be significantly higher than the Company’s prior borrowings.

Despite the adverse conditions within the credit markets, the Company was able to successfully execute one on-balance sheet and one off-balance sheet securitization in the first nine months of 2008. The Company used the $3.8 billion of proceeds to fund its new loan disbursements and other operating activities. The credit spreads realized on these transactions were higher than any of the Company’s previous securitizations, with credit spreads on the Class A notes increasing from between 20 and 110 basis points over the transaction the Company completed during the fourth quarter in 2007. This increase is consistent with recent trends in the student loan asset-backed securities market. Due to these recent trends and adverse market conditions, the Company decided to cancel a previously planned securitization and transfer $1.9 billion of loans held for sale back into its portfolio.  Market conditions will continue to be closely monitored and will be influential to the Company’s future securitization decisions. See Notes 1 and 10 to the Consolidated Financial Statements for additional information about the Company’s securitization activities.

In the fourth quarter the Company expects to begin leveraging the Department’s Loan Participation Program under The Ensuring Continued Access to Student Loans Act of 2008.  This program will provide an additional source of funding to the Company at credit spreads that are typically lower than the Company’s other funding alternatives.  At the end of the third quarter the Company had approximately $0.5 billion of loans that could qualify for participation. See Legislation and Regulations below for further details.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use.  Cash expenditures for equipment and computer software amounted to $8.0 million and $4.7 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities. The Company expects new loan disbursement volumes to be funded primarily through borrowings under the Omnibus Credit Agreement with CBNA, loan securitizations and the Department’s Loan Participation and Purchase Programs under The Ensuring Continued Access to Student Loans Act of 2008, which is described more fully in Legislation and Regulations below. In addition, the Company is evaluating alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months and, based on the Company's expectation that it will enter into a new funding agreement with CBNA before the 2009 expiration of the Omnibus Credit Agreement, for the longer-term.

Legislation and Regulations

Legislative and Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act of 1965, which governs the FFEL Program, have reduced the interest spread earned by holders of FFEL Program loans. The most significant recent such amendment was the CCRA, which was signed into law on September 27, 2007.  The Company expects that yields will decrease as new loans with lower yields are added to the portfolio and older, more profitable loans are repaid. In addition, amendments to the Higher Education Act authorized the enactment of the Federal Direct Student Loan Program (Direct Lending). Private lenders, such as the Company, are not eligible to participate in this loan program, which directly competes with the FFEL Program in originating student loans.

H.R. 5715 the Ensuring Continued Access to Student Loans Act of 2008 (ECASLA) was signed by President Bush on May 7, 2008. This law, among other things, allows the Department to purchase qualifying Stafford and PLUS loans during the 2008-2009 academic year.  It was enacted to respond to the belief that there will be an access problem for students attempting to obtain FFEL Program loans due to lenders partially or wholly withdrawing from the FFEL Program market due to the current liquidity restrictions in the capital markets, higher costs of funds and the effects of the CCRA Act discussed below. Other provisions of this law include increasing the annual and aggregate Stafford borrowing limits, providing authority for the Department to advance federal funds to FFEL Program guaranty agencies acting as Lenders of Last Resort, authorizing the Department to purchase FFEL Program loans from current holders, provided that the proceeds are reused in the FFEL Program, and allowing Parent PLUS Loan borrowers the option of postponing payments on the loan until six months after the student's last day of at least half-time enrollment.  The Department subsequently distributed to the student loan industry the critical documents to be used in the program (e.g. Master Purchase Agreement and a Master Participation Agreement). In accordance with the program, the Company filed a required Notice of Intent to Participate with the Department on July 3, 2008. The notice is non-binding, but is a condition precedent to any use of the new program.

H.R. 6889 was signed into law by the President on October 7, 2008. This law provides for a one year extension of authority for the Secretary of Education to purchase certain guaranteed student loans as defined under ECASLA.   The effect of this extension allows the loan purchase program created by the Department to continue through the 2009-2010 academic year as opposed to the original term which would have limited purchases to the 2008-2009 academic year.

H.R. 4137, the Higher Education Opportunity Act of 2008  (HEOA) was signed into law on August 14, 2008. Along with revisions to the Higher Education Act, it also reauthorizes the federal student loan programs through 2014.  Many of the provisions of the HEOA are effective as of the date of enactment, with others taking effect July 1, 2009. The majority of the provisions pertain to increasing consumer awareness by increasing the amount of information that must be disclosed to borrowers throughout the lifecycle of the loan. Key provisions include:

•	Extending the in-school deferment and 6 month post-enrollment period provided to Parent PLUS Loan borrowers under H.R. 5715 to also include Graduate PLUS Loan borrowers.

•	Providing for the Servicemembers' Civil Relief Act provision of limiting the interest rate on loans to 6.00% to apply to federal loans.

•
Revising the existing Teacher Loan Forgiveness program to include teachers employed by educational service agencies. Also creates forgiveness programs for borrowers employed in areas of national need and as civil legal assistance attorneys.

•
Including new or revised federal loan disclosures at identified periods including: at loan approval, before disbursement, before repayment, during repayment, during delinquency, and when borrowers are having difficulty making payments.

•
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

•	Defining a preferred lender arrangement between a school and lender under which the lender makes educational loans.

•
Requiring a lender that participates in a preferred lender arrangement to certify to the Secretary of the Department that its preferred lender arrangements comply with provisions of the Higher Education Act. The certification must be attested to by the lender’s auditor.

•	Requiring the Department to develop a model disclosure for use by schools and lenders in disclosing the terms of educational loans (including private educational loans) offered by the lender.

•
Requiring lenders to submit a report to all schools with which they have preferred lender arrangements.  The schools are required to report this information to the Department, explaining why the loans are beneficial to the students. These reports must be available to students and parents. Schools must also disclose that students are not required to use preferred lenders.

•
Requiring schools that provide information on private educational loans to inform the students of their eligibility for Title IV assistance, with a description of the terms of the loans that are less favorable than Title IV loans.

In relation to HEOA, the Department of Education will be providing further regulatory guidance to the industry on the actual application of the new statutory requirements. However, the Company is already in the process of identifying system and procedural changes that will be required to ensure its ongoing compliance with the Higher Education Act.

Current Activity

On October 23, 2008, the Department published Federal Register Vol. 73, No. 206 which contains final regulations that are needed to implement provisions contained in the CCRA. The majority of the content of this regulatory package pertains to the new Income-based Repayment option that is effective July 1, 2009. The Company will be reviewing the content of these Final Regulations to identify what system and procedural changes will be needed to properly comply with the requirements.

Pending Litigations

The Company is subject to various claims, lawsuits and other actions that arise in the normal course of business.  Most of these matters are claims by borrowers disputing the manner in which their loans have been processed, the accuracy of the Company’s reports to credit bureaus, or actions taken with respect to collecting on delinquent or defaulted loans.  Management believes that ultimate resolutions of these claims, lawsuits and other actions will not likely have a material adverse effect on the Company’s business, financial condition or results of operations.

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

	September 30,
(Dollars in millions)	2008		2007
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(8.4)	$12.8	$(6.1)	$20.8

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

In response to these events, the Company has:

•	Suspended lending at certain schools where loans with lower balances and shorter interest-earning periods currently result in unsatisfactory returns;
•	Withdrew from the consolidation loan markets;
•	Reduced certain borrower incentive programs for new originations; and
•	Restructured various functional areas of its business and eliminated a total of 146 positions.

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

The Company actively monitors the creditworthiness of its insurers, but in the event that a guarantor, third-party insurer or risk-share school is unable to meet its contractual obligations under the related arrangements, the Company’s financial condition could be adversely affected. On September 16, 2008, the Federal Reserve announced that it had authorized the Federal Reserve Bank of New York to lend up to $85.0 billion to AIG to prevent a disorderly failure of AIG.  According to the Federal Reserve, the loan is intended to facilitate a process under which AIG can sell certain of its businesses in an orderly manner, with the least possible disruption to the overall economy.  Subsequently, AIG announced additional financing arrangements through the Federal Reserve that could provide approximately $60 billion of additional liquidity.  Any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

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

The Company’s credit risk exposure is also impacted by the size and performance of the uninsured private education loan portfolio that is not originated under a risk-sharing relationship, which has grown over recent years. As of September 30, 2008, the uninsured private education loan portfolio included $135.4 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans do not follow the Company’s traditional underwriting process. As the economy continues to contract, the Company’s financial condition could be adversely impacted by net credit losses on this portfolio.

The Company’s financial condition is dependent upon and could be adversely affected by the extent to which management can successfully manage interest rate risks.

The Company uses derivative agreements in an effort to help manage interest rate risk. The Company’s derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Changes in market assumptions regarding future interest rates could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

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

Adverse market conditions have also significantly increased the credit spreads under the Omnibus Credit Agreement with CBNA, which is negotiated on a borrowing-by-borrowing basis.  Given current market conditions, as future funding transactions are executed under the Omnibus Credit Agreement, funding costs could rise further.  Incremental borrowing rates under the Omnibus Credit Agreement currently exceed borrowing rates realized in the Company’s most recent securitization transactions. The Company is currently negotiating a new agreement to replace the existing agreement with CBNA.

If the Company is unable to secure more favorable pricing under the Omnibus Credit Agreement, the Company’s reliance on the asset-backed securitization market may increase. If the Company is unable to execute future securitization transactions, the Company may need to identify alternative sources of funding. The Company plans to begin participation in the Department’s Loan Participation Commitment Program and Loan Purchase Program under The Ensuring Continued Access to Student Loans Act of 2008 as an alternate source of funding during the fourth quarter.  If participation is unsuccessful or not cost beneficial it may have an unfavorable impact. The Company may need to identify other alternative sources of funding, which may not be available on favorable pricing or terms, if at all.   Failure to secure cost-effective funding alternatives would adversely impact the Company’s ability to fund student loan originations and could materially increase the Company’s cost of funds.

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

The Company originates loans to borrowers in all 50 states. The loan origination volume generated by individual schools is primarily dependent on whether the Company appears on the school’s list of lenders, as well as the number of students at that school that need financial aid. Origination volume could be negatively affected by the Company’s determination to suspend lending to certain schools as well as its withdrawal from the consolidation loan market, although the Company may experience some growth in the markets in which it continues to operate as competitors exit these segments. The Company may be adversely impacted by borrowers’ or schools’ decisions to use competing lenders, each school’s option to choose the Federal Direct Lending Program instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself.

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

Various issues may give rise to legal risk and cause harm to the Company and its business prospects.  These issues include appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, privacy laws and information security policies. Failure to address these issues appropriately could also give rise litigation claims against the Company, or subject the Company to regulatory enforcement actions, fines and penalties.

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

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. For further information on the impact of the CCRA Act, see Legislation and Regulations on page 32.  In addition, future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

The Company’s amended Non-Competition Agreement with CBNA and Citigroup provides fewer protections to the Company and may result in competition between the Company and its majority shareholder or other Citigroup affiliates.

Effective August 8, 2008, the Company has amended the Non-Competition Agreement among the Company, CBNA and Citigroup.   That amendment allows CBNA or any of its affiliates to acquire another business engaged in student lending.  If the revenues from student lending represent more than 5% of the consolidated revenues of the acquired business, then CBNA or its affiliates are required to cease student lending or use commercially reasonable efforts to sell the acquired student lending business (which sale may be made to the Company) within eight months of the acquisition.   If, however, student lending represents 5% or less of the consolidated revenues of the acquired business or if after using commercially reasonable efforts, CBNA or its affiliates are unable to sell the competing business at a price equal to or greater than the implied price, then CBNA or its affiliates may continue to engage in the competing business.  Consequently, the Company may face direct competition from its majority shareholder or other Citigroup affiliates, which could have an adverse impact on the Company’s financial condition or results of operations.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008

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