Form 10-K
period 2008-12-31
STUDENT LOAN CORP
filed 2009-03-02
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-K
__________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” ”accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $392,320,000, (based on 4,000,000 shares held by non-affiliates and a closing sale price of $98.08 per share as reported for the New York Stock Exchange).

As of February 23, 2009, there were 20,000,000 shares of The Student Loan Corporation’s common stock outstanding.

Documents incorporated by Reference:

Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 14, 2009 are incorporated by reference into Part III of this Form 10-K.

       CONTENTS

2	Glossary
5	Management’s Discussion and Analysis
32	Other Business and Industry Information
38	Risk Factors
47	Management’s Report on Internal Control over Financial Reporting
48	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
49	Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
50	Consolidated Financial Statements
54	Notes to Consolidated Financial Statements
83	Securities and Exchange Commission Information
84	Exhibits and Financial Statement Schedules
85	10-K Cross Reference Index
87	Directors and Executive Officers
88	Stockholder Information
90	Exhibit Index

FINANCIAL HIGHLIGHTS
	YEARS ENDED DECEMBER 31,
(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
STATEMENTS OF INCOME DATA
Net interest income	$331	$389	$412	$493	$561
Gains on loans sold and securitized	4	112	216	153	23
Total operating expenses	180	180	166	149	132
Net income	75	183	287	309	285
BALANCE SHEETS DATA (as of December 31,)
Loans	$25,643	$22,034	$21,289	$25,146	$24,889
Total assets	28,136	23,780	22,637	25,988	25,453
Short-term borrowings	13,656	13,373	11,137	10,781	20,986
Long-term borrowings	11,830	8,100	9,200	13,200	2,800
Total stockholders’ equity	1,585	1,624	1,553	1,362	1,147
EARNINGS DATA
Cash dividends declared per common share	$5.72	$5.59	$4.98	$4.32	$3.60
Basic and diluted earnings per common share	$3.74	$9.13	$14.34	$15.45	$14.25
Net interest margin (1)	1.32%	1.66%	1.61%	1.87%	2.28%
Total operating expenses as a percentage of average managed loans	0.45%	0.50%	0.51%	0.51%	0.53%
Return on average equity	4.7%	11.5%	19.8%	24.8%	27.3%
OTHER
Average interest bearing assets	$25,031	$23,400	$25,624	$26,398	$24,594
Average managed loans	39,938	36,109	32,403	29,237	25,158
FFEL Program Stafford and PLUS Loan disbursements	5,737	4,601	3,782	3,225	3,057
CitiAssist® Loans disbursed under commitments to purchase (2)	1,759	1,755	1,781	1,628	1,392
FFEL Program Consolidation Loans volume and other FFEL Program loan purchases	844	2,389	5,409	5,976	3,381
Book value per share (as of December 31,)	$79.25	$81.21	$77.67	$68.09	$57.35
Common stock price (3)
High	$138.75	$216.06	$241.00	$241.50	$186.69
Low	$20.82	$106.75	$160.65	$162.50	$130.31
Close (as of December 31,)	$41.00	$110.00	$207.30	$209.23	$184.00
Total number of employees (as of December 31,)	355	558	571	551	526

(1)	Amount is calculated by dividing annual net interest income by average interest bearing assets for the period.

(2)	CitiAssist loans are originated by Citibank, N.A. and The Student Loan Corporation is committed to purchase the loans after final disbursement.

(3)	Common stock price is based on The New York Stock Exchange composite listing.

Glossary

Listed below are definitions of key terms that are used throughout this Annual Report and Form 10-K.

Borrower Benefits — Borrower benefits are incentives in the form of interest rate reductions to borrowers for timely payment or automated clearing house payment methods as well as principal reductions that may be granted once a loan enters into repayment.

College Cost Reduction and Access Act (CCRA Act) — The College Cost Reduction and Access Act was signed into law on September 27, 2007.  This Act eliminated the EP program (defined below), thereby decreasing The Student Loan Corporation’s (the Company) reimbursement rates on Federal Family Education Loan (FFEL) Program loans. Under the CCRA Act, the Company will receive a 97% or 98% reimbursement rate for substantially all claims filed after October 1, 2007, depending on the origination date of the loan. The provisions of the CCRA Act also include further reduction in the reimbursement rate to 95% for new loans disbursed on or after October 1, 2012 as well as reductions in special allowance payments of 55 basis points for Stafford and Consolidation Loans and 85 basis points for PLUS Loans.

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

Deferment —Deferment is a period of time during which the borrower, upon meeting certain conditions, is not required to make payments of loan principal, or interest in some cases.  Deferment types include, but are not limited to: in-school, internship or residency, unemployment, economic hardship and military service. The borrower remains liable for the interest that accrues on any unsubsidized loan during the deferment period.  Any interest that remains unpaid at the end of the deferment period is added to the principal balance.

Department — The Department is the U.S. Department of Education.

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

Forbearance — Forbearance is a period of time during which the borrower is permitted to temporarily cease making regular monthly payments. Any accrued interest that remains unpaid at the forbearance period will be added to the principal balance.  Forbearance is available to assist borrowers who are unable to make their regularly scheduled payments for such reasons as: experiencing temporary financial difficulties, being affected by a natural disaster, or participating in an internship or residency program.  Under the FFEL Program, some types of forbearance are granted based on meeting eligibility requirements; others are granted at the discretion of the lender.

Higher Education Act — The Higher Education is the Higher Education Act of 1965, as amended.

Managed Student Loan Assets — Managed Student loan assets represent the portfolio of student loans owned by the Company and reported on its balance sheet, as well as those loans that are serviced on behalf of securitization trusts and certain other lenders.

Participation and Purchase Program — In 2008, the Department established the Participation and Purchase Programs pursuant to Ensuring Continued Access to Student Loans Act of 2008 (ECASLA). The Participation Program provides FFEL Program lenders with short-term liquidity through the purchase by the Department of participation interests in pools of loans. FFEL Program lenders pay interest on the principal amount of participation interests outstanding at a rate equal to the 90-day Commercial Paper rate as published by the Department (CP) plus 50 basis points. Under the Purchase Program, the Department purchases eligible FFEL Program loans at a price equal to the sum of outstanding principal, accrued interest and the 1% origination fee paid to the Department plus $75 per loan.

Private Education Loans — Private education loans primarily consist of CitiAssist loans (as described above) and private consolidation loans.

Qualifying Special Purpose Entities (QSPE) — A qualifying special purpose entity is a trust or other entity that meets the QSPE qualifications of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended (SFAS 140).  SFAS 140 places significant restrictions on the permitted activities of a QSPE, which is a passive entity that cannot engage in active decision making.

Residual Interests — Residual interests represent an entity’s right to receive cash flows from the loans it securitizes and sells to QSPEs that are in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the notes backed by the loans.

Retained Interest — Retained interest is the term used to identify the securitization asset that is formed by the combination of residual interests, servicing assets and retained notes.

Servicing Assets — Servicing assets represent the value of the cash flows that result from contracts to service financial assets under which the estimated future revenues from the contractually specified servicing fees are expected to exceed adequate compensation associated with servicing such assets.  The servicing asset is recognized only when it is contractually separated from the underlying assets by the sale or securitization of the asset with servicing retained.

Special Allowance Payment (SAP) — Special allowance payments are those interest payments made by the federal government when the stated interest rate on the FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act.  When that occurs, the federal government makes a SAP, which increases the lender’s loan yield by a legally specified markup over a base rate tied to either CP or the 91-day Treasury Bill auction yield, depending on the origination date.  When the stated interest rate on the FFEL Program loans provides more than prescribed rates of return, that excess return must be returned to the federal government. Most FFEL Program loans qualify for the federal government’s SAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

See Glossary starting on page 2 for a description of certain terms used in this Annual Report and Form 10-K.

Certain of the statements in the Management’s Discussion and Analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 28.

Management’s Discussion and Analysis provides The Student Loan Corporation’s (the Company) perspective on its operations and its current business environment, including the following:

Business Overview – a general description of the Company’s business and business trends.

2008 in Summary – a review of key events affecting the Company’s historical and future operating results as well as the impacts of market conditions on the business.

Critical Accounting Estimates – an overview of accounting policies that require critical judgments and estimates.

Accounting Changes and Future Application of Accounting Standards – a summary of new and expected changes to accounting standards.

Financial Condition – a discussion and analysis of the Company’s products, disbursement and procurement activity and allowance for loan losses.

Results of Operations – a review of the Company’s results of operations for the years ended December 31, 2008, 2007 and 2006 and discussion of the key factors impacting those results.

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

Risk Management – a description of activities the company has undertaken in an effort to manage credit, operating and market risks.

Business Overview

The Company is one of the nation’s leading originators of student loans offering a full array of student loan products to students and their parents. The Company was incorporated in 1992 under the laws of the State of Delaware. CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup.  The majority of the Company’s loans are originated and guaranteed under the Federal Family Education Loan (FFEL) Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company, which has a trust agreement to originate loans through CBNA, is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  The Company is committed to providing exceptional service to borrowers and schools, offering competitive and innovative products with solutions that allow students and their families to finance the education of their choice.  The Company also differentiates itself from its competitors by offering life of loan servicing on most loans.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets, (based on the 90-day Commercial Paper rate as published by the Department (CP), the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (based on  London Interbank Offered Rate (LIBOR) or CP).  Net interest income is the interest earned less the interest expense incurred during the period. Net interest income is impacted by, among other things: spread changes between CP, the prime rate or the 91-day Treasury Bill rate and LIBOR; legislative changes that impact FFEL Program subsidies; utilization rates of borrower benefits; and portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in an effort to manage its interest rate risk exposure.

The Company maintains programs to securitize certain portfolios of student loan assets.   Under the Company’s securitization programs, transactions qualifying as sales are off-balance sheet transactions, in which loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust giving rise to a gain or loss on sale. The Company also enters into similar securitization transactions that do not qualify for sale treatment and accordingly, are accounted for as secured borrowings.  These secured borrowings do not give rise to a gain or loss on sale.

Historically, loan securitizations and whole loan sales have contributed significantly to the Company’s earnings.  From year to year, the Company’s earnings have been and continue to be impacted by the number, size and profitability of asset sales and securitizations.  These factors vary from period to period based on market conditions and the Company’s operational strategies.  Due to disruptions in the asset-backed securitization markets, the Company had limited off-balance sheet securitizations during 2008. In April 2008, the Financial Accounting Standards Board (FASB) proposed changes to Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended (SFAS 140) that would make it more difficult for securitizations to qualify for off-balance sheet treatment. This could result in the consolidation of assets previously sold to unconsolidated securitization entities and eliminate any potential for future securitization gains. This proposed revision could be effective as early as January 2010.

The Company has historically funded its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and loan securitizations.  Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  In addition, the Company is utilizing funding available under the Department’s Loan Participation Purchase Program (the Participation Program) under Ensuring Continued Access to Student Loans Act of 2008 (ECASLA). In 2009, the Company expects to begin selling eligible loans to the Department under the Loan Purchase Commitment Program (the Purchase Program) and to access funding through the Asset Backed Commercial Paper Conduit program (the ABCP Conduit) supported by the Department.  See 2008 in Summary on page 7 and Liquidity and Capital Resources on page 22, for further details.

The Company’s earnings are impacted by valuation changes on its retained interests from off-balance sheet securitizations, which fluctuate based on factors such as interest rate changes, prepayment and default rates and regulatory changes.  Other factors that may impact earnings include loan servicing revenue and loan servicing costs, changes in applicable laws and regulations, alternative financing options available to students and their parents, and competition.

For additional information about the Company’s business, see pages 32 through 37.

2008 in Summary

During 2008, continued deterioration in the financial markets had negative consequences on the Company’s operations.  These external forces contributed to:

•	net interest margin compression, driven by refinancing of maturing term debt at higher premiums over LIBOR;

•	lower of cost or fair value write down on loans that were held for sale but were transferred back into the Company’s operating loan portfolio; and

•	reductions in gains from loan sales and securitizations, reflecting illiquidity in both the whole loan and asset-backed securities markets.

In addition, the Company further increased its loan loss reserves, reflecting the continued seasoning of the uninsured CitiAssist loan portfolio, discontinuing the purchase of private insurance, the bankruptcy of a for-profit school and higher loan volumes.

The Company’s funding requirements continue to be met by borrowings under the Omnibus Credit Agreement with CBNA.  However, on new funding transactions executed, average premiums over LIBOR continue to increase. Given current market conditions, as future funding transactions are executed under the Omnibus Credit Agreement, funding costs are expected to rise further.

These changes in funding premiums, combined with the impact of the College Cost Reduction and Access Act (CCRA Act), negatively affected the Company’s profitability in 2008.  In response to these challenges, the Company implemented initiatives designed to minimize the impact of external economic conditions and decrease operating expenses, including:

•	decreasing the number of schools with which it does business;

•	temporarily withdrawing from the consolidation loan market;

•	executing workforce reductions of approximately 40%;

•	refining its underwriting standards;

•	improving its private education loan product; and

•	diversifying its funding sources.

During 2008, Citigroup benefited from substantial U.S. Government financial involvement, including raising an aggregate of $45.0 billion through the sale of Citigroup equity to the U.S. Department of Treasury as part of the Troubled Asset Relief Program (TARP). Citigroup’s first quarterly progress report regarding its implementation and management of the TARP program, released on February 3, 2009, indicated that Citigroup would allocate $1.0 billion of the TARP capital to student lending. In connection with this proposal, the Company is considering various initiatives in an effort to increase planned FFEL Program originations by $1.0 billion for the 2009-2010 academic year. The Company expects to fund these additional originations through the Participation Program.

During the fourth quarter, the Company began borrowing under the Participation Program. Under this program, the Department provides interim short-term liquidity to FFEL Program lenders at a rate of CP plus 50 basis points on the principal amount of participation interests outstanding. The loans funded under the Participation Program must either be refinanced or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. See Legislation and Regulations on page 25 and Liquidity and Capital Resources on page 22, for further details.

Net income of $74.8 million, or $3.74 per share, for the year ended December 31, 2008, decreased by $107.9 million or 59% compared to net income of $182.7 million, or $9.13 per share, reported for 2007. The unprecedented disruption and lack of liquidity in the financial markets had a significant negative impact on the Company’s operations. These conditions contributed to a reduction in net interest income of $57.3 million for 2008 as compared to 2007 and also limited the Company’s ability to sell and securitize loans, which resulted in a year-over-year decrease in associated gains of $108.1 million. These decreases were offset by net increases in mark-to-market gains on the Company’s retained interests and associated hedges, which are recorded in fee and other income.

During the twelve months ended December 31, 2008, the Company’s managed student loan portfolio grew by $4.8 billion or 13% to $42.1 billion, reflecting the Company’s continued strong origination performance.  The managed portfolio includes $25.6 billion of Company-owned loan assets and $16.5 billion of loans serviced on behalf of securitization trusts or other lenders. Originations for the year included FFEL Program Stafford and PLUS originations of $5.7 billion, a 25% increase from 2007.  The Company also made new CitiAssist loan commitments of $1.8 billion, which were consistent with the amount of commitments made in 2007.  Also during the year, the Company’s loan consolidation and other secondary market activities contributed $0.8 billion of loans, which represents a decrease of 65% from 2007.  This decrease was a direct result of the Company temporarily withdrawing from the consolidation loan markets during the year and illiquidity in the secondary loan markets.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition. Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ from those estimates. The most significant of these critical estimates and judgments are those used to account for student loan securitizations, the value of related retained interests and allowance for loan losses. See the Notes to the Consolidated Financial Statements for more information on the Company’s accounting estimates.

Student loan securitizations

The Company securitizes student loan assets as a means of accessing competitive financing rates in the market and providing an alternative source of funding. Initial and subsequent measurements of the fair value of retained interests in securitized assets are performed using discounted cash flow models. The discount rate, basis spreads between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR), anticipated net credit loss rate, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions used to measure the fair value of retained interests. These assumptions are subject to change due to various factors such as regulatory changes and fluctuations in market conditions. In addition, due to the long expected lives of these retained interests, which have weighted-average lives of up to ten years, the Company is required to make assumptions about borrower behavior and market conditions far into the future, thereby increasing the likelihood that actual events may differ from the Company’s assumptions. Accordingly, these assumptions are continually monitored by management and are updated on a quarterly basis in an effort to reflect current market conditions.  Future changes in prevailing market conditions or the regulatory environment could result in write downs of the Company’s retained interests. For further information on the impact of the Company’s assumptions and estimates related to student loan securitizations, see Note 15 to the Consolidated Financial Statements.

The Financial Accounting Standards Board (FASB) is currently deliberating its proposed revisions to the accounting standards governing asset transfers and securitization accounting under SFAS 140. While the revised standard has not been finalized, the proposed changes may have a significant impact on the Company’s Consolidated Financial Statements as the Company may lose sales treatment for assets previously sold to a Qualified Special Purpose Entity (QSPE), as well as for future sales.  This proposed revision could become effective as early as January 2010.  Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. See Note 2 to the Consolidated Financial Statements for further information.

Allowance for loan losses

The allowance provides a reserve for estimated losses inherent in the Company’s loan portfolio. Loss guarantees from the U.S. Government or private insurance coverage partially mitigate the Company’s exposure to loan losses. The size of the allowance is established based on amounts of estimated probable losses inherent in the Company’s FFEL Program and private education loan portfolios. Losses are estimated from historical delinquency and credit loss experience, which are updated for recent performance and then applied to the current aging of the portfolio.

The Company’s allowance for loan losses increased $68.2 million in 2008. This increase includes $48.9 million related to the Uninsured CitiAssist Custom portfolio (as defined on page 11) and is due to seasoning of the portfolio and higher loss estimates given the economic conditions.  At December 31, 2008, the Uninsured CitiAssist Custom portfolio represented 4% of the Company’s student loan assets.  The allowance increase in the other loan portfolios is primarily associated with discontinuing the purchase of private insurance, the bankruptcy of a for-profit school and higher loan volumes.

Effective January 1, 2008, the Company ceased insuring new CitiAssist Standard (as defined on page 11) loan originations.  Also during 2008, the Company refined its underwriting standards which significantly reduced the origination of new higher risk Uninsured CitiAssist Custom loans and is expected to improve the overall asset quality of new originations.

Government risk-sharing provisions applicable to FFEL Program loans, changes in the quality of loans moving into repayment, the economic environment, and changes in the Company’s collections strategies could impact delinquency rates and credit loss rates. To the extent that future changes in any of these factors differ materially from the Company’s current estimates, further changes in the allowance for loan losses may result. For more information on the allowance for loan losses, see Notes 1 and 4 to the Consolidated Financial Statements.

Accounting Changes and Future Application of Accounting Standards

See Note 1 and 2 to the Consolidated Financial Statements for discussion of accounting changes and future applications of accounting standards.

Consolidated Financial Condition and Results of Operations

Financial Condition

Loans

At December 31, 2008, the Company’s student loan assets, including deferred costs, were comprised of FFEL Program loans, private education loans and an inventory of loans held for sale. See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	December 31, 2008	December 31, 2007
Owned loans	$25,643	$22,034
Managed loans	42,107	37,311

	Year to Date Average Balances
(Dollars in millions)	December 31, 2008	December 31, 2007
Owned loans	$24,316	$22,825
Managed loans	39,938	36,109

The table below shows the aggregate activity in the Company’s loan portfolios:

(Dollars in millions)	2008	2007

Balance at beginning of period	$22,034	$21,289
FFEL Program Stafford and PLUS Loan disbursements	5,737	4,601
Secondary market and other loan procurement activities	2,170	4,211
Loan reductions (1)	(2,004)	(3,410)
Loan securitizations, including deferred costs	(2,064)	(2,931)
Loan sales, including deferred costs	(132)	(1,758)
Deferred costs and other adjustments	(98)	32
Balance at end of period	$25,643	$22,034

(1)	Loan reductions are attributable primarily to borrower principal payments, loan consolidations and claims paid by guarantors.

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

Details of the Company’s origination activity are presented in the table below:

(Dollars in millions)	2008	2007	Difference	% Change
Retail:
FFEL Program Stafford and PLUS Loan originations	$5,737	$4,601	$1,136	25%
CitiAssist loans disbursed under commitments to purchase(1)	1,759	1,755	4	0%
Total Retail	7,496	6,356	1,140	18%
Loan consolidation and other secondary(2) market volume	844	2,389	(1,545)	(65)%
Total Originations	$8,340	$8,745	$(405)	(5)%

(1)	These amounts represent CitiAssist loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

(2)
Approximately half of the loan consolidation and other secondary market volume presented in the table above for the years ended December 31, 2008 and 2007, represent consolidations of student loans already held in the Company’s loan portfolio.

In response to the dislocation in the capital markets and federal legislation, the Company significantly reduced, and in some cases discontinued, its less profitable retail, wholesale and consolidation loan origination activities.  Despite these actions, the Company’s FFEL Program originations have continued to increase, which is primarily attributable to an increase in the annual and aggregate Stafford borrowing limits, the withdrawal of many lenders from the FFEL Program and overall growth in the marketplace. CitiAssist loan disbursements were flat relative to 2007, reflecting both the increase in Stafford borrowing limits and the Company’s refined underwriting standards.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At December 31, 2008 and 2007, the private education loans disbursed and still held by CBNA were $1.0 billion and $0.7 billion, respectively.

Generally, loans are not specifically purchased or originated for resale, and accordingly are recorded in the Company’s portfolio.  Management continually assesses its future securitization plans, participation in the government funding programs and anticipated loan sales and may transfer loans into the held for sale portfolio to meet the Company’s near term sale and securitization requirements.

Allowance for loan losses

The Company’s allowance for loan losses and current period provision for loan losses increased significantly compared to the prior year. The primary driver is the Uninsured CitiAssist Custom portfolio which is comprised of loans made to non-traditional students or loans with less stringent underwriting standards.  As more of these loans entered repayment, write-offs increased causing a rise in the current period provision for loan losses. Sixty-five percent of this portfolio is in repayment and most of the balance is expected to start within the next 24 months.  In addition, analysis of the  portfolio activity as it continues to season provides the Company with additional information regarding the performance of these loans, which enhanced the Company's estimates.

During the year, the Company terminated a majority of its programs with schools that generated Uninsured CitiAssist Custom loans.  Other increases in the allowance and current period provision are due to no longer insuring new volume, the bankruptcy of a proprietary school, and higher loan volumes. The Company ceased insuring new CitiAssist loans (Uninsured CitiAssist Standard) with loans originated on or after January 1, 2008.  The Company expects the increased net loan losses are likely to be more than offset by decreases in insurance premiums paid.

The Company categorizes allowance for loan losses as FFEL Program, Insured CitiAssist, Uninsured CitiAssist Standard and Uninsured CitiAssist Custom.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	2008	2007	2006
Balance at beginning of period
FFEL Program	$12,312	$6,911	$1,993
Insured CitiAssist	3,214	721	762
Uninsured CitiAssist Standard	–	–	–
Uninsured CitiAssist Custom	26,589	6,565	2,235
	$42,115	$14,197	$4,990
Provision for loan losses
FFEL Program	$17,396	$15,458	$8,289
Insured CitiAssist	14,051	6,036	3,507
Uninsured CitiAssist Standard	12,138	–	–
Uninsured CitiAssist Custom	97,310	38,426	14,374
	$140,895	$59,920	$26,170
Charge offs
FFEL Program	$(12,622)	$(8,403)	$(3,380)
Insured CitiAssist	(8,753)	(3,543)	(3,548)
Uninsured CitiAssist Standard	(247)	–	–
Uninsured CitiAssist Custom	(58,996)	(24,099)	(12,696)
	$(80,618)	$(36,045)	$(19,624)
Recoveries
FFEL Program	$–	$–	$9
Insured CitiAssist	–	–	–
Uninsured CitiAssist Standard	–	–	–
Uninsured CitiAssist Custom	10,578	5,697	2,652
	$10,578	$5,697	$2,661
Other (1)
FFEL Program	$(2,641)	$(1,654)	$–
Insured CitiAssist	–	–	–
Uninsured CitiAssist Standard	–	–	–
Uninsured CitiAssist Custom	–	–	–
	$(2,641)	$(1,654)	$–

Balance at end of period
FFEL Program	$14,445	$12,312	$6,911
Insured CitiAssist	8,512	3,214	721
Uninsured CitiAssist Standard	11,891	–	–
Uninsured CitiAssist Custom Programs	75,481	26,589	6,565
	$110,329	$42,115	$14,197

(1)	Represents reserve amounts associated with loans sold, securitized or reclassified as held-for-sale.

The Company’s allowance for loan losses includes all losses at each reporting period that are both probable and estimable. However, no assurance can be provided that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher level of provision for loan losses will not be required.

Private Education Loans

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company purchased private insurance on 75% of the outstanding balances of these loans through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC) and on 2% of the outstanding balances of these loans through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

These insurance providers insure the Company against a portion of losses arising from borrower loan default, bankruptcy or death.  Under the Arrowood program, private education loans submitted for default claim are generally subject to a risk-sharing deductible of 5% of the outstanding principal and accrued interest balances. Under the UGCIC/NHIC program, default claims are generally subject to risk-sharing deductibles between 10% and 20% of the outstanding principal and accrued interest balances.

Since 2003, UGCIC/NHIC has insured the Company for maximum portfolio losses ranging from 12.5% to 13.5%. The Company is exposed to 100% of losses that exceed these thresholds.  These losses are not currently forecast to exceed these thresholds however, if deterioration in market conditions continues losses could be higher than expected.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  No payments are expected to be made in 2009.  The Company ceased insuring new CitiAssist Standard loans in January 2008.

At December 31, 2008, NHIC was rated A+/Watch/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s.  UGCIC is not rated by Standard & Poor’s.  At December 31, 2008, UGCIC was rated Baa1/Negative by Moody’s reflecting Moody’s view that within the second lien and student loan sectors, loss emergence could meaningfully surpass stand alone claims paying resources and that fundamentals in these segments are unlikely to improve in the medium term.  Subsequently, UGCIC was downgraded by Moody’s to Baa2/Negative on February 13, 2009 reflecting the downgrade of UGCIC's parent. Subsequently, on February 25, 2009, Moody’s withdrew their rating of both UGCIC and its parent, citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. These negative factors are somewhat mitigated by AIG’s explicit support agreements with UGCIC, but AIG has no legal obligations to the Company.  In addition, on September 16, 2008, the Federal Reserve announced that it had authorized the Federal Reserve Bank of New York to lend up to $85.0 billion to AIG to prevent a disorderly failure of AIG.  According to the Federal Reserve, the loan is intended to facilitate a process under which AIG can sell certain of its businesses in an orderly manner, with the least possible disruption to the overall economy.  Subsequently, AIG announced additional financing arrangements through the Federal Reserve that could provide additional liquidity.  AIG announced that it plans to sell lines of business, which do not include UGCIC and NHIC.  Most recently, AIG announced they are continuing to work with the U.S. Government to evaluate potential new alternatives for addressing AIG's financial challenges.  Claim payments are being made on a regular basis.  Any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

From 1997 to 2002, the Company purchased private insurance from RSAUSA.  RSAUSA decided to exit the U.S. market and sold RSAUSA in 2007 to Arrowpoint, a company owned and operated by their management and independent directors.  Arrowpoint is being operated in a run-off mode and it is no longer generating new business.  Arrowpoint’s stated business objective is to meet policy holder obligations and profitably wind-down the business.   As part of the purchase, Arrowpoint agreed to certain operating restrictions and the appointment of a claims monitor to protect policy holders.  Arrowood is making claim payments on a regular basis.  Neither Arrowpoint nor Arrowood is rated.  Any failure of either could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s Arrowood insured loan portfolio.

Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	December 31, 2008				December 31, 2007
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Custom	Total

Total private education loans	$4,541,439	$409,686	$910,420	$5,861,545	$3,869,945	$826,392	$4,696,337
Private education loans in repayment	2,183,558	181,384	587,634	2,952,576	1,443,110	494,093	1,937,203
Private education loans in forbearance	213,479	26,402	40,265	280,146	147,243	22,841	170,084
Percent of private education loans that are delinquent 30 - 89 days	2.3%	1.0%	4.2%	2.6%	2.4%	3.8%	2.8%
Percent of private education loans that are delinquent 90 days or more	1.6%	0.1%	1.2%	1.4%	1.3%	1.0%	1.2%
Allowance for loan losses	$8,512	$11,891	$75,481	$95,884	$3,214	$26,589	$29,803
Private education loans covered by risk-sharing agreements with schools	–	–	474,481	474,481	–	493,296	493,296
Average private education loans in repayment	1,639,070	103,025	494,416	2,236,511	939,998	411,377	1,351,375
Average private education loans in repayment and forbearance	1,840,280	116,403	528,241	2,484,924	1,054,980	432,404	1,487,384
Net credit losses as a percentage of average loans in repayment	0.5%	0.2%	9.8%	2.6%	0.4%	4.5%	1.6%
Net credit losses as a percentage of average loans in repayment and forbearance	0.48%	0.2%	9.2%	2.3%	0.3%	4.3%	1.5%
Allowance as a percentage of total loan balance	0.2%	2.9%	8.3%	1.6%	0.1%	3.2%	0.6%
Allowance as a percentage of total loans in repayment	0.4%	6.6%	12.8%	3.3%	0.2%	5.4%	1.54%
Coverage of net credit losses in years	1.0	48.1 (1)	1.6	1.7	0.9	1.4	1.4

(1)	The allowance for loan losses on this portfolio takes into account loans that have not entered into repayment.

Through year end 2008, credit deterioration in the general market has not had a significant impact on the private loan portfolio.  Delinquency and forbearance rates are up slightly from the prior year end.  Forbearance is a key risk mitigation tool for borrowers willing to make payments but experiencing temporary financial difficulties.  Currently, borrowers are generally limited to 12 months of cumulative forbearance time over the life of the loan.  Borrower performance after using forbearance is monitored and has proven to be effective in preventing defaults.  As the economy continues to contract, the Company’s financial condition could be adversely impacted by increasing net credit losses.

The Uninsured Custom loans at December 31, 2008 include $186.7 million of higher risk loans made to students attending proprietary schools.  Uninsured Custom loans of $910.4 million also include loans to students attending traditional schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.    Approximately 50% of the Uninsured Custom loans in both categories is covered by risk-sharing agreements with schools and universities. Under these programs, the school or university assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	2008	2007	Favorable (Unfavorable) Change
Student loan yield	5.25%	7.29%	(2.04%)
Consolidation loan rebate fees	(0.27)%	(0.39)%	0.12%
Accreted interest on residual interests	0.26%	0.25%	0.01%
Amortization of deferred loan origination and purchase costs	(0.39)%	(0.47)%	0.08%
Net yield	4.85%	6.68%	(1.83%)
Cost of funds(1)	(3.53)%	(5.02)%	1.49%
Net interest margin	1.32%	1.66%	(0.34%)

(1)	Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for special allowance payments (SAP) from the federal government. Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP.  For loans originated on or after April 1, 2006, the Company must return excess interest to the federal government.  The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will grow over time as the amount of loans originated after October 1, 2007 increases relative to the Company’s overall portfolio.

The Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or the prime rate (private education loans) plus an incremental credit spread.  The Company has the ability to set credit spreads on its private education loans to reflect current market conditions at origination.  However, credit spreads earned on FFEL Program loans are prescribed under the Higher Education Act.

In contrast, the Company’s cost of funds is primarily based on LIBOR plus an incremental credit spread.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit spreads affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit spreads are fixed based on market rates at the time of borrowing.

Over the past year the spread between CP and LIBOR has been highly volatile, particularly in the fourth quarter following the implementation of the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF).  The CPFF program was established to purchase highly rated 90-day commercial paper to help ease the liquidity crisis in the market.  The initial program was authorized from October 27, 2008 through April 30, 2009, but was later extended through October 30, 2009.  Under the CPFF, the Federal Reserve purchases three-month dollar-denominated CP at a spread over the Three-Month Overnight-Indexed Swap Rate, which is a measure of traders' expectations for the Fed's benchmark rate.

The introduction of the CPFF has resulted in fewer and smaller transactions in the commercial paper market and pricing has been reflective of lower funding costs.  The CPFF has also contributed to an unprecedented divergence between CP, which determines SAP, and LIBOR, which is the basis of the Company’s funding.

In response to this, the Department modified the manner in which it determined the fourth quarter SAP.  This modification resulted in an incremental SAP of $17.0 million over the amount that would have been received had the Department not modified the manner in which it determined the fourth quarter SAP. The Department has not indicated whether it would apply the same or any other modified approach for determining SAP over the remaining term of the CPFF.  If relief is not provided and CP and LIBOR continue to diverge, the Company’s net interest margins will be adversely impacted, as will the value of its retained interests.

The credit spreads on the Company’s most recent borrowings under the Omnibus Credit Agreement and on the most recent securitizations have increased considerably as a result of adverse market conditions. During 2008, these higher credit premiums decreased the Company’s net interest income by $79.7 million.  This adverse trend towards higher credit spreads is expected to continue as the Company refinances its maturing term debt under less favorable conditions.  Because product pricing is fixed at origination, spread increases on refinanced debt have caused and will continue to cause net interest margin compression on the Company’s pre-existing loan portfolio. In an effort to mitigate this compression, the Company continuously refines its product pricing strategy to reflect current market conditions and has reduced certain borrower incentive programs for new originations.  In addition, the Company began borrowing under the Participation Program in December 2008.  See Legislation and Regulations on page 25 and Liquidity and Capital Resources on page 22 for further details.

The Company’s net interest margin decreased by 34 basis points during the year ended December 31, 2008 compared to the same period last year. This decrease in margin is the result of an increase in the cost of funds resulting from the refinancing of maturing term debt under less favorable conditions, resulting in higher credit premiums over LIBOR. Partially offsetting the higher credit premiums were lower year-over-year consolidation rebate fees and amortization of deferred costs. At December 31, 2008 and 2007, the outstanding borrowings had contractual weighted average interest rates of 3.3% and 5.1%, respectively. This decrease of 1.8% was primarily driven by declining borrowing rates.  See Note 6 in the Consolidated Financial Statements for more details.

Average Balance Sheet

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Average Balances:
Assets
Average interest bearing assets	$25,031	$23,395	$25,624
Average non-interest bearing assets	913	886	749
Total average assets	$25,944	$24,281	$26,373
Liabilities
Average interest bearing liabilities	$23,925	$22,038	$24,218
Average non-interest bearing liabilities	300	619	690
Average equity	1,719	1,624	1,465
Total average liabilities and equity	$25,944	$24,281	$26,373
Net Interest Income:
Interest income	$1,215	$1,564	$1,625
Interest expense	(884)	(1,175)	(1,213)
Net interest income	$331	$389	$412
Interest Income (Expense) Average Rates:
Interest income/ average interest bearing assets	4.85%	6.68%	6.34%
Total interest income / total average assets	4.68%	6.44%	6.16%
Interest expense / average interest bearing assets	(3.53)%	(5.02)%	(4.73)%
Total interest expense / total average assets	(3.41)%	(4.84)%	(4.60)%
Net interest income/average interest bearing assets	1.32%	1.66%	1.61%

Rate/Volume Analysis

The following table shows the contribution to year-over-year changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	2008 Compared to 2007			2007 Compared to 2006
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets	$109	$(457)	$(348)	$(141)	$80	$(61)
Interest bearing liabilities	101	(392)	(291)	(109)	71	(38)
Net interest income	$8	$(65)	$(57)	$(32)	$9	$(23)

2008 Compared to 2007

The Company’s comparisons of financial highlights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$331,299	$388,647	$(57,348)	(15)%
Provision for loan losses	(140,895)	(59,920)	(80,975)	(135)%
Gains on loans sold and securitized	3,794	111,858	(108,064)	(97)%
Fee and other income	101,197	36,301	64,896	179%
Operating expenses	(179,875)	(179,518)	(357)	(0)%
Provision for income taxes	(40,714)	(114,677)	73,963	64%
Net income	$74,806	$182,691	$(107,885)	(59)%
Total operating expenses as a percentage of average managed student loans	0.45%	0.50%	0.05%
Return on average equity	4.7%	11.5%	(6.8)%
Effective tax rates	35.2%	38.6%	3.4%

Net interest income

Net interest income of $331.3 million for the year ended December 31, 2008 decreased by $57.3 million as compared to the same period in 2007. This decrease was mainly the result of a decrease in net interest margin, offset in part by higher average loan balances. The net interest margin for year ended December 31, 2008 was 1.32%, which was a 34 basis point decrease from the same period in 2007. This decrease in margin is the result of an increase in the cost of funds resulting from the refinancing of maturing term debt under less favorable conditions, resulting in higher credit premiums over LIBOR. These higher credit premiums decreased the Company’s net interest income by $79.7 million.  Also driving this decrease was a $16.3 million reduction in interest income due to the enactment of the CCRA Act.  See Factors Affecting Net Interest Income on page 15 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized for the year ended December 31, 2008 totaled $3.8 million, a $108.1 million decrease from the same period in 2007. Overall degradation of market conditions, which began during 2007 and has continued through 2008, has virtually eliminated the market for whole loan sales and significantly impacted the economics of securitizations.

Fee and other income

The increase in fee and other income was primarily due to an increase in net gains on the Company’s derivatives and retained interests from securitizations of $104.7 million reflecting lower than expected borrower benefit utilization and a decline in prepayments which extended the expected life of the securitization trusts.  The increase was partially offset by a lower of cost or fair value write down of $34.7 million taken on held for sale loans recorded in 2008.  See Note 15 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 13 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $179.9 million for the twelve months ended December 31, 2008 were $0.4 million higher than 2007. Included in the 2008 and 2007 operating expenses were $12.4 million and $0.7 million respectively, of restructuring and related charges, primarily severance, associated with the Company’s strategic repositioning efforts.  Excluding these restructuring and related charges in both periods, operating expenses for 2008 were $11.3 million or 6% lower than the prior year.  The Company’s operating expense ratio excluding restructuring and related charges (total operating expenses less restructuring and related charges as a percentage of average managed student loans) for 2008 was 0.42%, eight basis points lower than 2007, reflecting the effects of the Company’s strategic realignment activities.  See Note 3 to the Consolidated Financial Statements for further information regarding the Company’s restructuring and related charges.

Provision for loan losses

The increase in provision for loan losses was driven by the continued seasoning of the uninsured CitiAssist portfolio as well as revised loss estimates, discontinuing the purchase of private insurance, the bankruptcy of a for-profit school, legislative changes reducing claim reimbursement rates on FFEL Program loans and higher loan volumes.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 11.

Provision for income taxes

The Company’s effective tax rate during the year ended December 31, 2008 was 35.2%, compared to 38.6% in the same period of 2007.  The decrease from 2007 to 2008 reflects a credit resulting from the revaluation of the Company's current and deferred income taxes, partially offset by the recognition of liabilities related to uncertain tax positions in certain states. The net credit relating to prior periods amounted to $6.8 million during the year ended December 31, 2008.  As of December 31, 2008, the blended statutory rate was 37.4%.

2007 Compared to 2006

The Company’s comparisons of financial highlights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	Favorable/ (Unfavorable) Change	Favorable/ (Unfavorable) % Change
Net interest income	$388,647	$411,530	$(22,883)	(6)%
Provision for loan losses	(59,920)	(26,170)	(33,750)	(129)%
Gains on loans sold and securitized	111,858	215,830	(103,972)	(48)%
Fee and other income	36,301	28,861	7,440	26%
Operating expenses	(179,518)	(165,759)	(13,759)	(8)%
Provision for income taxes	(114,677)	(177,480)	62,803	35%
Net income	$182,691	$286,812	$(104,121)	(36)%
Total operating expenses as a percentage of average managed student loans	0.50%	0.51%	1%
Return on average equity	11.5%	19.8%	(8.3)%
Effective tax rates	38.6%	38.2%	(0.4)%

Net interest income

The decrease in net interest income was primarily due to the decrease in average student loan balances as a result of securitizations, partially offset by an increase in net interest margin of five basis points from 1.61% in 2006 to 1.66% in 2007. See Factors Affecting Net Interest Income on page 15 for further information.

Gains on loans sold and securitized

During 2007 and 2006, the Company sold and securitized $4.6 billion and $8.5 billion, respectively, of student loans. The smaller volume of loans sold and securitized in 2007 resulted in a lower gain compared to 2006. The lower volume of loans securitized resulted from the Company’s election to postpone securitization activities during the third and fourth quarters of 2007 due to adverse market conditions reflecting the dislocation and illiquidity in the asset-backed securities and credit markets.

Fee and other income

The increase in fee and other income was primarily due to a $32.9 million increase in servicing revenue, reflecting the growth of the Company’s managed loan portfolio, partially offset by a $21.7 million increase in losses due to changes in the fair market value of the Company’s retained interests and derivatives. See Critical Accounting Estimates on page 8 and Note 15 to the Consolidated Financial Statements for further information regarding the retained interests in securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 13 to the Consolidated Financial Statements.

Operating expenses

The increase in total operating expenses for the year ended December 31, 2007 was primarily due to a decrease in expense deferrals relating to capitalized internally developed software projects. The increase also reflects the additional incremental costs to service and administer the larger managed loan portfolio.

Provision for loan losses

The increase in the provision for loan losses includes $9.7 million related to the CCRA Act’s elimination of the Exceptional Performer (EP) program. The remaining increase is primarily due to continued seasoning of the uninsured private education loan portfolio. See Legislation and Regulatory Impacts on page 25 for additional information on the CCRA Act and other legislation.

Provision for income taxes

The Company’s effective tax rate during the year ended December 31, 2007 was 38.6%, compared to 38.2% in the same period of 2006.  The increase in the tax rate was primarily due to the impact of changes in certain state tax apportionments.

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through the establishment of trusts, which purchase loans from the Company and sell notes backed by those loans.  The Company has historically relied on securitizations to assist in funding new loan origination activities. Securitizations that qualify for sales treatment are referred to as off-balance sheet transactions and those that do not are recorded as financings and are included in the Company’s Consolidated Balance Sheets.  The Company generally retains a residual interest in as well as the servicing rights on its off-balance sheet transactions.

The Company completed one securitization sale and one securitization financing during 2008, versus two securitization sales during 2007. The following table summarizes the Company’s securitization activity:

	Years Ended
	December 31,
(Dollars in thousands)	2008	2007
Securitization sales:
Student loans securitized (1)	$2,035,540	$2,876,812
Net proceeds from student loans securitized during the period	1,973,207	2,907,581
Realized gains on loans securitized	1,262	70,814
Securitization financings:
Student loans securitized (1)	$1,993,213	$–
Net proceeds from student loans securitized during the period (2)	1,798,638	–

(1)	Amounts represent the principal value of the student loans securitized as of the securitization date.

(2)
The difference between student loans securitized and net proceeds received for the year ended December 31, 2008 primarily reflects $57.3 million of unissued notes, $10.5 million of issuance costs and discounts and $126.8 million of required overcollateralization (see Note 15).

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in thousands)	December 31, 2008	December 31, 2007

Total off-balance sheet student loans securitized (1)	$15,096,341	$14,123,887
Total on-balance sheet student loans securitized (2)	1,890,139	–
Total secured borrowings related to on-balance sheet securitization	1,727,744	–
Residual interests from off-balance sheet student loans securitized	942,807	633,074
Servicing assets from off-balance sheet student loans securitized	208,133	199,112

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of December 31, 2008 and nine as of December 31, 2007.

(2)	Amounts include securitized loan balances from one on-balance sheet securitization as of December 31, 2008.

For further information on the Company’s student loan securitizations, see Note 15 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Liquidity and Capital Resources and Sources and Uses of Cash below, as well as derivative agreements which are described in Note 13 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP received from the federal government, securitizations, funding under the Omnibus Credit Agreement and the Participation Program are the Company’s primary sources of cash.  The Company’s primary uses of cash are new loan originations, funding operating expenses and repayment of debt.

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations, but has recently begun participating in the Department’s Participation Program. The Company may shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The Omnibus Credit Agreement expires on December 31, 2009.  The Company is currently negotiating a new agreement with CBNA to replace the existing agreement. If the agreement is not extended or replaced by that date, the borrowings outstanding at that date would continue to mature based on their originally contracted maturities. In addition, the company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the ability to fund future disbursements. Borrowings under the Ominbus Credit Agreement accounts for 89% of the Company’s aggregate borrowings.  Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  Hence the cost of borrowing is affected by market conditions and as such future borrowing rates may vary and the Company’s total funding cost can increase as maturing debt is refinanced with new borrowings. The agreement provides a maximum aggregate credit limit for combined short- and long-term borrowings of $30.0 billion. Although the Omnibus Credit Agreement contains no material financial covenants or restrictions, these may be incorporated into the terms of future borrowings. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.

At December 31, 2008, the amount of credit available under the Omnibus Credit Agreement was approximately $7.2 billion.  During 2008, the Company entered into long-term borrowings totaling $6.2 billion under the Omnibus Credit Agreement. The net increase in borrowings under the Omnibus Credit Agreement was $1.3 billion at year end.  The credit spreads on these new borrowings are substantially higher than what the Company paid on its previous borrowings under the Omnibus Credit Agreement reflecting the adverse market conditions of the past year.  As of December 31, 2008, the Company has $12.7 billion of short-term borrowings outstanding under the Omnibus Credit Agreement.   The interest rates on renewals of these borrowings are expected to be significantly higher and other terms may be less favorable than the Company’s prior borrowings.  See Risk Factors on page 38 for additional information.

Despite the adverse conditions within the credit markets, the Company was able to successfully execute one on-balance sheet and one off-balance sheet securitization during 2008. The Company used the $3.8 billion of net proceeds to fund its new loan disbursements and other operating activities. The credit spreads realized on these transactions were higher than any of the Company’s previous securitizations, with credit spreads on the highest rated notes increasing from between 20 and 110 basis points over the transaction the Company completed during the fourth quarter of 2007. This increase is consistent with recent trends in the student loan asset-backed securities market. Due to these trends and adverse market conditions during the third quarter of 2008, the Company canceled a planned securitization and transferred $1.9 billion of loans held for sale back into its portfolio.  Market conditions will continue to be closely monitored and will influence the Company’s future securitization decisions. During February 2009, the Company completed a $0.5 billion on-balance sheet securitization.  See Notes 1 and 15 to the Consolidated Financial Statements for additional information about the Company’s securitization activities.

During December 2008, the Company obtained $1.0 billion of funding through the Department’s Participation Program.  This program provides the Company with an additional source of funding on qualifying FFEL Program loans originated during the 2008 – 2009 and 2009 – 2010 academic years at a rate of CP plus 50 basis points.  As of January 30, 2009, the Company had participated $1.6 billion loans. Loans funded under the Participation Program must be refinanced on or before September 30, 2009 or the participated loans may be sold to the Department through the Purchase Program.  See Legislation and Regulations on page 25 for further details.

The Department is supporting the establishment of a multi-lender asset-backed commercial paper conduit, or the ABCP Conduit. The ABCP Conduit’s intent is to provide additional liquidity support to the FFEL Program loan market via the creation of a multi-seller asset-backed commercial paper conduit that purchases Stafford/PLUS loans first disbursed on or after October 1, 2003 but before July 1, 2009.   Purchases of loans from lenders would be funded indirectly through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at reasonable spreads. In the event the commercial paper issued cannot be reissued or “rolled” at maturity and the conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the ABCP Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the ABCP Conduit at a predetermined price.  In addition to providing financing at more normalized levels, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase programs. The Company anticipates having approximately $13.0 billion of Stafford/PLUS loans that would be eligible for the ABCP Conduit. The amount that is funded through this program will be dependent on market conditions, the total capacity of the conduit and industry demand for the conduit funding.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use.  Cash expenditures for equipment and computer software totaled to $8.6 million and $6.6 million for years ended December 31, 2008 and 2007, respectively.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities. The Company expects new loan disbursement volumes to be funded via the various sources described above.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months and, based on the Company's expectation that it will enter into a new funding agreement with CBNA before the 2009 expiration of the Omnibus Credit Agreement, for the longer-term.

Contractual Obligations

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations as of December 31, 2008.

The Company’s primary contractual cash obligations are indicated in the chart below:

(Dollars in millions)	Total	2009	2010	2011	2012	2013	Thereafter

Contractual long-term borrowings (1)	$14,139	$4,037	$5,711	$1,591	$850	$850	$1,100
Operating lease commitments (2)	11	2	2	2	2	2	1
Loan purchase commitments(2)	1,508	1,508	–	–	–	–	–
Loan disbursement commitments (2)	2,162	2,162	–	–	–	–	–

(1)	Amounts include the $4.0 billion short-term portion of long-term borrowings. For additional information about long-term debt, see Note 6 to the Consolidated Financial Statements.

(2)	For additional information, see Note 17 to the Consolidated Financial Statements.

Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At December 31, 2008, these organizations have unused lines of credit of $18.0 million.  In addition, the Company had loan sales commitments of $3.5 million at December 31, 2008.

As of December 31, 2008, the Company had $1.7 billion of secured borrowings of which $0.2 billion is denominated in Euros.  An additional $0.1 billion of notes associated with the transaction remain available for issuance.  The total authorized borrowings of $1.9 billion were collateralized by $2.0 billion of FFEL Program Consolidation Loans.  Principal payments on the secured borrowings are made as funds are collected on the collateralized loans.

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

The Company’s borrowings were made under the terms of the Omnibus Credit Agreement with CBNA, which provided for $30.0 billion in total credit at December 31, 2008, and which expires December 31, 2009. In addition, the Company is a party to several interest rate swap and option agreements with CBNA. For further information about the Company’s borrowings and interest rate derivative agreements, see Notes 6 and 13 to the Consolidated Financial Statements.

The Company participates in certain of Citigroup’s deferred stock-based compensation plans under which Citigroup stock or stock options are granted to certain of the Company’s employees. In addition, Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including facilities procurement, employee benefits, data processing, telecommunications, payroll processing and administration, income tax payments, and others. These fees are based on assessments of actual usage or using other allocation methods, which, in the opinion of management, approximate actual usage. For an analysis of intercompany expenses, see Note 10 to the Consolidated Financial Statements.

Citigroup has announced its intent to realign its organization into two distinct businesses: Citicorp and Citi Holdings. The Company has been advised by Citigroup that it will report the Company as part of its Citi Holdings organization.  The formal organization structure and reporting is expected to commence during the second quarter of 2009.  See Note 10 to the Consolidated Financial Statements for more details.

Legislation and Regulations

Legislative and Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act of 1965, which governs the FFEL Program, have reduced the interest spread earned by holders of FFEL Program loans. The most significant such amendment was the CCRA Act, which was signed into law on September 27, 2007.  This has contributed to an overall reduction in yields as new, lower yielding loans are added to the portfolio and older, more profitable loans are repaid. In addition, amendments to the Higher Education Act authorized the enactment of the Federal Direct Student Loan Program (Direct Lending) which private lenders, such as the Company, are not eligible to participate in and which directly competes with the FFEL Program in originating student loans.

The ECASLA was signed by President Bush on May 7, 2008. This law, among other things, allows the Department to purchase qualifying Stafford and PLUS Loans during the 2008-2009 academic year.  It was enacted to respond to the belief that there will be a problem for students attempting to obtain FFEL Program loans due to lenders partially or wholly withdrawing from the FFEL Program market as a result of the current liquidity constraints in the capital markets, higher costs of funds and the effects of the CCRA Act.  Other provisions of this law include increased annual and aggregate Stafford borrowing limits; authority for the Department to purchase FFEL Program loans from current holders, provided that the proceeds are reused in the FFEL Program; and providing Parent PLUS Loan borrowers the option of postponing payments on the loan while the students are enrolled and for six months after the student's last day of at least half-time enrollment. On July 3, 2008, the Company filed a required Notice of Intent to Participate with the Department.  The Company received its initial funding through the Participation Program on December 5, 2008.

In an effort to help ensure the continued availability of funding for higher education, H.R. 6889 was signed into law by President Bush on October 7, 2008. This law provides for a one year extension of authority for the Secretary of Education to purchase certain guaranteed student loans as defined under ECASLA.   The effect of this extension allows the loan Participation and Purchase Programs created by the Department to continue through the 2009-2010 academic year as opposed to the original term, which would have limited purchases to the 2008-2009 academic year.  The Department has indicated that it intends to replicate the existing structure of the Purchase and Participation Programs for the 2009-2010 academic year.

H.R. 4137, the Higher Education Opportunity Act of 2008 (HEOA) was signed into law on August 14, 2008. Along with revisions to the Higher Education Act, it also reauthorized the federal student loan programs through 2014.  Many of the provisions of the HEOA were effective as of the date of enactment, with others taking effect July 1, 2009. The majority of the provisions pertain to increasing consumer awareness by increasing the amount of information that must be disclosed to borrowers throughout the lifecycle of the loan. Key provisions include:

•	Extending the in-school deferment and 6 month post-enrollment period provided to Parent PLUS Loan borrowers under H.R. 5715 to also include Graduate PLUS Loan borrowers.

•	Providing for the Servicemembers' Civil Relief Act provision of limiting the interest rate on loans to 6.00% to apply to federal loans for eligible borrowers.

•
Revising the existing Teacher Loan Forgiveness program to include teachers employed by educational service agencies. Also, creating forgiveness programs for borrowers employed in areas of national need and as civil legal assistance attorneys.

•
Including new or revised federal loan disclosures at identified periods in the loan lifecycle, including: at loan approval, before disbursement, before repayment, during repayment, during delinquency, and when borrowers are having difficulty making payments.

•
Amending the Truth-in-Lending Act to include: additional disclosures in an application or solicitation upon loan approval of private education loans; a requirement that a creditor shall notify the school before it may issue educational loan funds; a restriction that no funds may be disbursed until acceptance of the loan by the borrower and the expiration of a three business day right-to-cancel period following consummation; and an expansion of other specific provisions.

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

On October 23, 2008, the Department issued final regulations, published at Federal Register Vol. 73, No. 206, which are needed to implement provisions contained in the CCRA. The majority of the content of this regulatory package pertains to the new Income-based Repayment option that is effective July 1, 2009. This income-based repayment plan is available to most Direct Lending FFEL Program borrowers and provides a monthly repayment cap on gross income that exceeds 150% of the poverty line, and forgives remaining debt after 25 years of repayment.  The Company is actively working to identify and implement system and/or procedural changes needed to properly comply with these requirements.

The Department has indicated that it believes some lenders may continue to have difficulty obtaining funding to make loan commitments for the upcoming academic year, or to make subsequent disbursements on loans, without a commitment from the Department to purchase those loans. Therefore, in an effort to provide additional liquidity to support new lending, the Department also published regulations on the ABCP Conduit. The Company is currently reviewing these most recent regulations and participating in the creation of the ABCP Conduit with other industry participants.

The Department has announced it will conduct negotiated rulemaking sessions with industry representatives in the first and second quarters of 2009. Resulting regulations will provide further guidance to the industry on the application of the HEOA.  The Company is aggressively assessing and modifying its systems and processes as necessary, based on existing regulatory guidance, to ensure its ongoing compliance with the Higher Education Act.

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives, “A New Era of Responsibility”.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans.  The details around the fiscal 2010 budget will not be available until April of 2009 and are subject to approval of the U.S. Congress.

Pending Litigation

The Company is subject to various claims, lawsuits and other actions that arise in the normal course of business.  Most of these matters are claims by borrowers disputing the manner in which their loans have been processed, the accuracy of the Company’s reports to credit bureaus, or actions taken with respect to collecting on delinquent or defaulted loans.  Management believes that ultimate resolutions of these claims, lawsuits and other actions will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause the Company’s actual results to differ materially from those the Company expects, including, but not limited to:

•	the success of the Company’s strategic repositioning efforts;

•	the effects of legislative and regulatory changes that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on FFEL Program loans;

•	loan origination costs;

•	the availability and amount of loan subsidies and any effect on the Company’s interest rate spreads;

•	the cost of education;

•	the availability of alternative financing options to students and their parents, including competitive products offered by other lenders;

•	the effects of changes in accounting standards;

•	actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves;

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans;

•
changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; the volume of loan consolidations;

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures;

•	the success of its marketing efforts, especially its electronic marketing efforts;

•	the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•	the performance of the Company’s loan portfolio servicers, insurers and risk-sharers;

•	the Company’s ability to obtain funding on acceptable terms, including borrowings from CBNA, government funding programs, securitizations and whole loan sales;

•	general economic conditions including the performance of financial markets.

Risk Management

Risk management is an important component of meeting the business objectives of the Company. The Company actively manages credit, operating and market risks. These and other risks are detailed in Risk Factors on page 38. This section describes the activities undertaken by the Company in an effort to manage these risks.

Credit Risk

Credit risk is the risk that borrowers may be unable to repay their loan in full as due. Credit risk is partially mitigated by federal guarantees maintained on the Company’s FFEL Program student loan portfolio and by its credit loss insurance carried on a portion of its private education loan portfolio.

The Company receives 97% or 98% reimbursement on substantially all FFEL Program loan default claims, depending on the origination date of the loan.  As a result of the CCRA Act, the reimbursement rate will decrease to 95% on new loans disbursed on or after October 1, 2012.

Approximately 77% of the Company’s private education loans carry private insurance coverage and a portion of the uninsured loans are covered by risk-sharing agreements with certain schools. The Company is exposed to 100% of the credit losses on loans that are not covered by private insurance or risk-sharing agreements. In addition, effective January 1, 2008, the Company ceased insuring new CitiAssist loan originations, thereby increasing the Company’s exposure to credit losses on private education loans.

The Company seeks to mitigate credit risk in the private loan portfolio by adhering to consistent underwriting criteria for most loans, primarily using automated systems and processes. The underwriting is driven by proprietary scoring models and credit policies and implemented through a front end underwriting platform. The economic and competitive environments are also monitored and policies adjusted as needed.  For private loans which are insured by Arrowood or UGCIC/NHIC, their concurrence is also sought for any account maintenance changes. The Company has a dedicated collections unit focused on default prevention and charge-off recoveries.  Collection strategies vary depending on the risk characteristics of each portfolio segment including contact methods, contact intensity, skip tracing and post charge-off recovery follow-up. The Company’s Credit Risk Management department sets credit policy, evaluates portfolio performance on an on-going basis and works closely with the Underwriting and Collections units.  Credit Risk Management also regularly monitors commercial credit risk associated with lines of credit as well as counterparty risk related to insurers, external loan servicers, custodians, disbursement agents and schools.

Operating Risk

Operating risk is the risk that the entity will be unable to properly service its loan portfolio. The majority of the Company’s operating risks relate to servicing defects in the Company’s student loan portfolio that could potentially result in losses. In addition, FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  Private education loans that are not originated or serviced in accordance with provisions set forth in the respective agreements with private insurers risk cancellation of insurance coverage. In an effort to manage operating risk, the Company conducts compliance and process reviews of both the Company’s internal operations and external loan servicers.

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

The Company’s guaranteed FFEL Program loan portfolio is subject to regulatory risk. Under the Higher Education Act, the FFEL Program is subject to periodic amendments and reauthorization. As a result, the interest subsidies, origination costs, and the existence of the program itself are subject to change. For example, the CCRA Act made several changes to the Higher Education Act, which are discussed in more detail in the Legislation and Regulations - Legislative and Regulatory Impacts section on page 25.

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

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates and differences in the frequency at which interest rates on the Company’s interest bearing assets and liabilities reset.  The Company’s retained interests are also exposed to market risk from fluctuations in market interest rates. The Company’s overall risk management strategy includes utilizing interest rate derivative agreements in an effort to manage its exposure to interest rate variability.

The Company is a party to interest rate derivatives with CBNA, an investment-grade counterparty, which are used in an effort to manage the interest rate risk inherent in the retained interests relating to the Company’s securitizations. These swaps were not designated as hedges and do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). These swap agreements had a notional amount of $13.3 billion and $8.5 billion at December 31, 2008 and 2007, respectively.  These swaps mature between 2011 and 2028.

The Company is a party to several interest rate option agreements with CBNA. These interest rate option agreements were not designated as hedges and do not qualify for hedge accounting treatment under SFAS 133. The Company entered into these option agreements as economic hedges to the floor income component of the residual interests in the securitized assets. The interest rate option agreements mature between 2008 and 2028. These options had a notional amount of $12.1 billion and $8.7 billion at December 31, 2008 and 2007, respectively. For more information on the Company’s interest rate swaps and interest rate options, see Note 13 to the Consolidated Financial Statements.

Approximately $4.3 billion of the Company’s outstanding short- and long-term debt include various interest rate options embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in SFAS 133 and, therefore, do not require bifurcation.

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

	December 31,
(Dollars in millions)	2008		2007
100 basis points	Increase	Decrease	Increase	Decrease
Change in net interest income	$(6.8)	$21.5	$(4.3)	$17.7

In addition, the Company has exposure to uneven shifts in interest rate curves (e.g., CP to LIBOR spreads). The Company, through ALCO, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

   OTHER BUSINESS AND INDUSTRY INFORMATION

Student Loans

The Company’s student loan portfolio is composed of both FFEL Program loans and private education loans. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who meet certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts.  PLUS Loans are made to parents of dependent students and to graduate and professional students. Due to market conditions, the Company has temporarily withdrawn from the Federal Consolidation Loan Program. This program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single guaranteed loan. The lender under Federal Consolidation Loans is required to pay to the Department a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending principal and accrued interest balances of Federal Consolidation Loans held. A borrower may request the Company to consolidate government-guaranteed loans held by other student loan originators and holders. Under such circumstances, those student loans not already in the Company’s portfolio are purchased at face value from the other lenders prior to consolidation. The repayment periods on Federal Consolidation Loans are extended to periods of up to 30 years, depending on the loan balance. The Company’s portfolio also includes loans made under the Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans) programs, although no new loans are being originated under these programs. See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by product type.

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

The Company’s CitiAssist loan program is available to students who either do not qualify for government student loan programs or seek additional educational financing beyond that available through government programs and other sources. See Origination of Private Education Loans below for more details.

The Company also participates in the secondary student loan market through purchases of loans that consist of subsidized Federal Stafford Loans, unsubsidized Federal Stafford Loans, PLUS Loans, Federal Consolidation Loans and HEAL Loans. Illiquidity in the secondary loan market during the year has significantly reduced the Company’s activities in this market. A portion of the Company’s Federal Consolidation Loans have been generated through third-party marketing channels. Loans acquired through these channels generally have lower yields than student loans sourced through primary channels.

Origination of FFEL Program Loans

The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s marketing efforts (see Marketing on page 34) and repeat borrowers.

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

For FFEL Program loans originated by the Company, the borrower completes a Master Promissory Note and sends it either to the Company or directly to the guarantor.  Before the loan can be approved, the school must certify both the borrower's attendance at the school as well as the loan amount the borrower is entitled.
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

The Higher Education Act requires that guarantors charge a one-time federal default fee equal to 1% of the principal amount of Stafford and PLUS Loans. The federal default fee must be deposited into the Federal Fund held by the guarantor.  Guarantors have the option to charge this fee to the borrower and deduct it from the loan or waive the fee for the borrower and subsidize the payment on behalf of the borrower.

The Higher Education Act also requires the payment of an origination fee to the U.S. Department of Education on all Stafford and PLUS Loans.  For Stafford Loans, the lender may charge this fee to the borrower or waive the fee for the borrower and subsidize the payment on behalf of the borrower.  For PLUS Loans, borrowers are responsible for paying the origination fee.  Lenders are responsible for forwarding the origination fees to the federal government. The origination fee on Stafford Loans is being phased out between July 1, 2006 and July 1, 2010 under the Higher Education Act.

Origination of Private Education Loans

The private education loan program is designed to assist students by providing education financing that is intended to supplement any financial aid that may be available through grants, scholarships or under the FFEL Program. During 2008, the Company made two types of private education loans:  CitiAssist loans and private consolidation loans.  Due to market conditions the Company temporarily withdrew from the private loan consolidation market.

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

Private education loans are credit based installment loans and subject to state laws and federal consumer banking regulations as well as the Higher Education Act as reauthorized in 2008. Private education loans are not insured by the federal government, however, a portion of the Company’s private education loans are insured by private insurers. Effective January 1, 2008, the Company ceased insuring new CitiAssist loan originations.

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

The Company temporarily suspended originations of new private consolidation loans on October 1, 2008 due to increased funding costs as a result of ongoing disruption in the capital markets.  The Company continues to monitor market conditions and will adjust its strategy accordingly.

Seasonality

Origination of student loans generally follows seasonal trends, which correspond to the beginning of the school year. Student loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two disbursement periods of August through October and December through February account for approximately three-quarters of the Company’s total annual disbursements.  While applications and disbursements are seasonal, the Company’s earnings are generally not tied to this cycle.  There are also seasonal trends in the collections cycle as most traditional borrowers enter repayment in November.

Marketing

The Company is committed to the following marketing strategies: providing exceptional service to borrowers and schools, offering competitive and innovative products to students and their families, optimizing targeted marketing initiatives, and recruiting and retaining a superior team of sales and marketing professionals.

The schools play an integral role in the students’ selection of a lender. Through the Company’s proprietary website, www.FAAOnline.com, schools are able to electronically process and track their borrowers’ loan applications, certify loans, and monitor approvals and disbursements.  Dedicated Account Managers and a Priority Services telephone team support the schools by assisting with loan processing and issue resolution.

The Company employs direct marketing strategies to help drive customer acquisition and retention.  Such strategies may include cross-selling with Citigroup, Inc., affiliate companies, email marketing, online media, sponsorships, and strategic partnerships with third party vendors and marketing services providers.

The Company continues to enhance the customer experience on its website, www.studentloan.com.  To illustrate, in 2008, the Company redesigned this website, including online application processes, based on customer feedback and usability studies.

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories.  In addition, the Company’s borrowers also include international students attending school in the United States as well as domestic students attending eligible foreign institutions.  Approximately 29% of the Company’s loan portfolio is comprised of loans made to or on behalf of students who reside in New York and California.

Competition

The market for student loans is comprised of numerous eligible lenders.  With 50 years of experience, the Company is one of the nation’s largest originators and holders of FFEL Program and private education loans. The Company continues to maintain its superior performance on the loans that it services. The Company has the ability to provide lifelong servicing for the loans it directly originates. This simplifies the repayment process for borrowers and provides the Company with a competitive advantage over other lenders.

SLM Corporation (Sallie Mae) continues to be the largest originator and holder of FFEL Program loans.  Other key FFEL Program lenders include JPMorgan Chase, Bank of America, and Wells Fargo.

The Federal Direct Lending Program, which also provides federal student loans directly to students and parents, has grown significantly and hence reduced the overall volume of loans available for origination through the FFEL Program.  Due to current market conditions affecting FFEL Program lenders, the Federal Direct Lending Program has experienced more significant growth as a result of an increased number of schools moving from the FFEL Program to the Federal Direct Lending Program.

In terms of private education loans, the Company primarily competes against Sallie Mae, JPMorgan Chase and Wells Fargo as well as state and regional lenders.

FFEL Program Collections and Claims

Certain requirements must be met in order to maintain the government guarantee coverage on FFEL Program loans and the private insurance coverage on private education loans. These requirements specify school and borrower eligibility criteria and establish servicing requirements and procedural guidelines. The Company’s collections department, or that of its servicers, begins contact in the event of payment delinquency shortly after initial delinquency occurs and makes prescribed collection efforts through mailings, telephone contact and skip tracing, as required.

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

In addition to due diligence collection violations, a claim may be rejected by a guarantor or insurer under certain other circumstances, including, for example, if a claim is not filed in a timely manner, adequate documentation is not maintained or the loan is improperly serviced. Once a loan ceases to be guaranteed, it is ineligible to earn government subsidized interest and special allowance benefits. As an EP designated servicer, the Company benefited from certain provisions of the EP program that did not require that due diligence be performed on each claim before payment but instead relied on periodic EP audits. As a result of the termination of the EP program, guarantors are now required to perform due diligence on all claims before payment which have resulted in an increase in the number of rejected claims and/or delays in payment of claims.

Rejected claims may be “cured”, involving reinstatement of the guarantee or insurance and possible collection of reinstated interest and special allowance benefits, as applicable. Reinstatement of the loan guarantee or insurance can occur when the lender performs certain collections activities in cases involving timely claim filing violations or obtains a payment or a new signed repayment agreement from the borrower in certain cases involving collection due diligence violations. For rejected claims, the Company attempts to cure the rejects before the loans are written off against the allowance for loan losses.  If loans reach 450 days of delinquency without a claim being paid, the remaining balance is written off against the allowance for loan losses.

The rate of defaults for FFEL Program student loans, especially among students at proprietary schools, tends to be higher than default rates for other credit-based types of loans. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, among other criteria, and both guarantors and lenders are required to ensure that loans are made only to FFEL Program eligible students attending FFEL Program eligible schools that meet default criteria. Accordingly, the Company has procedures in place to assure that it provides FFEL Program Loans only to students attending institutions that meet the Higher Education Act’s default limits.

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with federal and state laws and regulations, as well as Department of Education regulations, guarantor policies and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize a loan guarantee or lender eligibility. An affiliate of the Company, Citibank (South Dakota), National Association, services most of the Company’s internally serviced student loan portfolio. The remainder of the loan portfolio is serviced by third-party servicers. Citibank (South Dakota),  National Association. also conducts regular ongoing compliance reviews at its facility.

The Company has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence and disbursement processes, including work performed to ensure adherence to regulatory requirements. Also, the Company’s Compliance and Control staff monitors results of risk and control self-assessments performed throughout the Company under Citibank policy. Additionally, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, student loan guarantors, the Department of Education and third-party loan insurers to monitor portfolio quality and processing compliance. Also, individual departments perform self-reviews on a risk-based frequency. These reviews are done to ensure compliance with the federal, guarantor and corporate policies/procedures, as well as to identify areas needing process or control improvements.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence.  Both the Department and the guarantors have established stringent servicing requirements that each eligible lender must meet.  In addition, the Department and the guarantors have developed audit criteria that each lender must pass in order to receive guarantee benefits.  The Higher Education Act and the Department's regulations authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties, if lenders violate program regulations.  The Department regularly conducts audits of the Company’s student loan servicing activities.  Guarantors conduct similar audits on a biennial basis. In addition, an independent compliance review of the Company’s FFEL Program student loan portfolio, as required by the Department, is conducted.  None of the audits conducted during 2008 disclosed any material audit exceptions.

Also, as an operating subsidiary of CNBA, the Company is subject, in general, to examination and supervision by the Office of the Comptroller of the Currency.  The Company is subject to various federal laws including the National Bank Act and certain provisions of the Bank Holding Company Act and Federal Reserve Act, which, among other provisions, restrict certain transactions with affiliates and regulate the business activities in which a subsidiary of a national bank may engage.

Employees

At December 31, 2008 and 2007, the Company had 355 and 558 employees, respectively, none of whom was covered by a collective bargaining agreement. These amounts do not include approximately 960 employees of Citibank (South Dakota), National Association primarily located in Sioux Falls and Kansas City, Missouri, who perform the majority of the loan originations and servicing work on the Company’s student loans under the provisions of an intercompany agreement.

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

Comparison of Cumulative Five-Year Total Return

The following graph compares the Company’s cumulative total return for the last five years with the cumulative total return of the S&P 500 index and of SLM Corporation. The graph and table show the value at year-end 2008 of $100 invested at the closing price on December 31, 2003 in the Company’s common stock, the S&P 500, and SLM Corporation common stock. The comparisons in this table are not intended to forecast or be indicative of future performance of the common stock.

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

The majority of the Company’s earnings are generated from the spread between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR).  The success of the Company is dependent upon management’s ability to identify properly and respond promptly to changes in interest rate conditions. Particularly in the current market environment, which has been characterized by dislocation, illiquidity and government intervention, changes in the interest rate environment can be difficult to predict and the Company’s ability to respond to changes after they occur is hampered by market constraints, legislation and the terms of the Company’s existing student loan assets. As a result, changes in the spread between the interest rates earned on the Company’s assets and incurred on the Company’s liabilities could have an adverse effect on the Company's financial condition and results of operations.

Historically, CP and LIBOR rates have been highly correlated, with the average spread generally falling in the range of 10 – 12 basis points.  Over the past year, the spread between these two indices has been highly volatile, particularly in the fourth quarter following the implementation of the CPFF.   To the extent that CP falls significantly in relation to LIBOR, the Company’s net interest margin and the fair value of its residual interests will be adversely affected.  See Results of Operations - Factors Affecting Net Interest Income - Net Interest Margin Spread Analysis on page 15 for further information about the CPFF program and its historical and potential impact on the Company’s net interest margin.

Although the Department provided relief to student loan originators in the fourth quarter by altering the method for determining SAP, the Department has not indicated whether they would apply the same or any manner of modified approach for determining SAP over the remaining term of the CPFF or other periods of dislocation.  If relief is not provided through the Department or other governmental entities and CP and LIBOR continue to diverge, the Company’s net interest margins will be adversely impacted, as will the value of its retained interests in securitized assets.

The Company uses derivative instruments in an effort to manage certain of its interest rate risk. The Company’s derivative instruments do not qualify for hedge accounting under SFAS 133, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Changes in market assumptions regarding future interest rates could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

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

One of the Company’s objectives in determining the appropriate mix of funding is to match the weighted average life of its loan assets with that of its borrowings. However, market constraints and the fact that the Company cannot control the speed at which borrowers repay their loans generally make obtaining a perfect match very difficult and cost-prohibitive. In addition, credit spreads earned on the Company’s loan assets are fixed at the time of origination. As a result, the Company’s net interest margin may be adversely affected if the Company cannot refinance its maturing debt at rates that are comparable to its current rates.

The Company’s business operations are dependent upon Citigroup and any change that impacts Citigroup’s involvement in the Company could have an adverse effect on the Company’s financial condition and operations.

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•
Lender – The Omnibus Credit Agreement provides funding up to $30.0 billion through December 31, 2009. At December 31, 2008, the Company had outstanding borrowings under this agreement of $22.8 billion.

•
Trustee – An affiliate of Citigroup acts as eligible lender trustee for the Company pursuant to a trust agreement since the Company does not meet the definition of an eligible lender in the Higher Education Act.

•
Originating Lender – The Company originates its private education loans through an agreement with an affiliate of Citigroup, under its authority as a federally chartered bank, providing certain benefits to which the Company would not otherwise be entitled. The Company subsequently acquires such loans pursuant to the terms of a separate agreement with the affiliate.

•
Service Provider – The majority of the work to originate and service the Company’s FFEL Program and private education loans is performed by an affiliate of Citigroup. Citigroup also provides many other services to the Company, including, but not limited to, cash management, tax return preparation, data processing, telecommunications, payroll processing and benefits administration. These arrangements provide economies of scale that significantly reduce the Company’s operating expenses.

The Company has outsourced a significant portion of its overall operations to certain affiliates and third parties. The Company’s business operations could be adversely impacted if any of the existing agreements with these servicer providers was terminated or could not be renewed with substantially similar terms. In addition, the Company is subject to the risk that these providers may not continue to provide the level of service that is needed to effectively operate the Company’s business, including timely response to changes in the Company’s demand for services.  If any of these risks were to be realized, and assuming similar agreements with service providers could not be established, the Company could experience interruptions in operations that could negatively impact the Company’s ability to meet customer demand for loan originations and disbursements, damage its relationships with customers, and reduce its market share, all of which could materially adversely affect the Company’s results of operations and financial condition.

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses: Citicorp, which will be comprised of Citigroup’s core businesses, and Citi Holdings, which will be comprised of non-core businesses.  The Company will be included within Citi Holdings.  The Company does not currently expect this organizational realignment to adversely affect the Company's business or its operations, but there can be no assurance that future decisions with respect to the Company as a non-core business will have no impact on the Company or its relationships and transactions with CBNA or its affiliates.

The Company funds its balance sheet through the Omnibus Credit Agreement, capital markets and government programs.   During market disruptions, the Company’s ability to acquire funds may be limited and funding costs may vary significantly.

The dislocation and illiquidity in the asset-backed securities and credit markets, since the latter half of 2007, have adversely impacted the Company’s securitization activities. To the extent that these market conditions continue, they are likely to have a further adverse impact on the Company’s ability to execute future securitization transactions. Current market conditions have eliminated gains on securitization transactions and losses may be recognized on future securitization transactions.  These trends are also likely to negatively impact credit spreads on secured borrowings through on-balance sheet securitizations.  In addition, the current economic downturn and the high level of volatility in the spread between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR) could have a material adverse effect on existing securitization trusts sponsored by the Company. If any of these trusts were to default on its obligations to noteholders, the Company’s ability to execute future securitization transactions would be adversely affected.

In early 2008, adverse market conditions carried over to the market for student loan auction-rate notes.  The Company’s outstanding securitizations include no auction-rate notes, but adversity in that market may nevertheless further impede the Company’s ability to securitize on favorable terms.

Adverse market conditions have also significantly increased the credit spreads on the Omnibus Credit Agreement borrowings, which are negotiated on a borrowing-by-borrowing basis.  The credit spreads of these borrowings are highly dependent on the cost of funds to CBNA, which is in turn dependent on CBNA’s own access to capital markets (through Citigroup), its ability to manage deposits and its other sources of liquidity and funding.  These are, in turn, highly dependent on the credit ratings of Citigroup and CBNA.  During November and December 2008, the short- and long-term debt ratings of Citigroup and CBNA were downgraded by each of Moody’s, Fitch and Standard & Poor’s.  Further downgrades could have a negative impact on the availability or cost of funds to CBNA and consequently to the Company. Given the current market conditions, as future funding transactions are executed under the Omnibus Credit Agreement, funding costs are expected to rise further.  Incremental borrowing rates under the Omnibus Credit Agreement currently exceed borrowing rates realized in the Company’s most recent securitization transactions. The Company is currently negotiating a new agreement to replace the existing agreement with CBNA, which expires on December 31, 2009.  If the agreement is not extended or replaced by that date, the borrowings outstanding at that date would continue to mature based on their originally contracted maturities. In addition, the company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the ability to fund future disbursements.

As an alternate source of funding, the Company recently began utilizing the Department’s Participation Program and expects to take part in the Purchase Program in 2009.  These programs are only approved through the 2009-2010 academic year.  After that the Company may need to identify other alternative sources of funding, which may not be available on favorable pricing or terms, if at all. In addition, the Company expects to utilize the ABCP Conduit to fund a significant portion if its assets. Funding for the ABCP Conduit will be provided by the capital markets. In the event the commercial paper issued by the Conduit Program cannot be reissued or “rolled” at maturity and the ABCP Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the ABCP Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the ABCP Conduit at a predetermined price. A sale of loans to the Department at this price would likely result in a loss and have an adverse effect on the Company’s financial condition and results of operations.

Failure to secure cost-effective funding alternatives would adversely impact the Company’s ability to fund student loan originations and could materially increase the Company’s cost of funds.

The Company’s profitability could be adversely affected by general economic conditions as well as regional economic trends.

Factors that could significantly affect profitability include:

•	The demand for and net margins on student loans;

•	The cost to the Company of funding such loans;

•	The level and volatility of interest rates and inflation: and

•	The number of borrowers who are unable to meet their payment obligations.

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

Any of these conditions may be more prevalent in those particular regions of the United States that have been affected by natural disasters or regional economic downturns. If the regions affected were those in which a large segment of the Company’s loans had been originated or its borrowers reside, a disproportionate reduction in new loan originations could occur, accompanied by higher delinquencies and losses. The Company has a high concentration of student loan originations in New York and California, and as such, has a proportionately greater exposure to economic disruptions in these states.

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

On September 16, 2008, the Federal Reserve announced that it had authorized the Federal Reserve Bank of New York to lend up to $85.0 billion to AIG to prevent a disorderly failure of AIG.  According to the Federal Reserve, the loan is intended to facilitate a process under which AIG can sell certain of its businesses in an orderly manner, with the least possible disruption to the overall economy.  Subsequently, AIG announced additional financing arrangements through the Federal Reserve that could provide additional liquidity.  AIG announced that it plans to sell lines of business, which do not include UGCIC and NHIC.  Most recently, AIG announced they are continuing to work with the U.S. Government to evaluate potential new alternatives for addressing AIG's financial challenges. Claim payments are being made on a regular basis.  Any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

From April 1997 to 2002, the Company purchased private insurance from RSAUSA.  RSAUSA decided to exit the U.S. market and sold RSAUSA in 2007 to Arrowpoint, a company owned and operated by their management and independent directors.  Arrowpoint is being operated in a voluntary run-off mode with the objective of successfully meeting policyholder obligations and achieving a solvent run-off. As part of the purchase, Arrowpoint agreed to certain operating restrictions and the appointment of a claims monitor to protect policy holders.  Arrowood is making claim payments on a regular basis.  Neither Arrowpoint nor Arrowood is rated.  Any failure of either could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s Arrowood insured loan portfolio.

Due to recent regulatory changes and dislocation in the credit markets, several student lenders as well as the Company have announced that they are exiting the industry or, as in the case of the Company, discontinuing certain higher-risk segments of their business. This decrease in the availability of student loans may adversely impact the financial condition of certain schools with which the Company does business, particularly proprietary schools. The Company’s results could be adversely impacted to the extent that the proprietary schools for which it originates loans do not continue as going concerns or close individual campus locations. If a school with which the Company does business closes or otherwise does not provide the borrower the promised education,  borrower may raise claims and defenses against the Company As a result, the Company may not be able to collect on these loans. In addition, school closings could result in an increase in defaults for the borrowers attending these schools at the time they close and a significant increase in school closings could materially increase the Company’s allowance for loan losses.

The Company’s credit risk exposure is also impacted by the size and performance of the Uninsured Standard and Uninsured Custom loan portfolios that are not originated under a risk-sharing relationship, which has grown over recent years. As of December 31, 2008, the uninsured private education loan portfolio included $186.7 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans do not follow the Company’s traditional underwriting process. In response to the economic environment, underwriting criteria has been refined. As the economy continues to contract, the Company’s financial condition could be adversely impacted by net credit losses on this portfolio.  The Company’s financial condition could also be impacted by higher losses in the FFEL Program and insured private education loan portfolios due to adverse economic conditions.

Incorrect estimates or assumptions made by management in the preparation of the Company’s consolidated financial statements could adversely affect the Company’s reported amounts of assets, liabilities or earnings.

The Company’s earnings are increasingly dependent upon the accuracy of its critical accounting estimates, particularly those relating to loan securitizations and the allowance for loan losses. If future conditions deviate from management’s assumptions, certain related balance sheet and/or income statement line items could be negatively impacted.

The net cash flow the Company receives from securitized student loan trusts generally represent the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the note holders, after deducting servicing costs and any other expenses. The Company’s rights to these residual interests are subordinate to the note holders’ interests and their value is determined using a discounted cash flow model as there is no active market for these types of securities. The discounted cash flow model is highly sensitive to factors such as interest rate changes, prepayment speeds, default rates and regulatory changes. If the securitized loans fail to generate sufficient excess cash flows, the Company may not realize all of the recorded value of these interests.

The Company’s allowance for loan losses is also dependent on estimates. These estimates are based on historical experience, adjusted for qualitative factors including changes in recent performance, general economic conditions or applicable laws and regulations. If actual experience varies significantly from historical experience or the Company’s projections of the impact of changes in qualitative factors are inaccurate, the Company’s estimated allowance for loan losses may be insufficient to cover losses inherent in the Company’s portfolio.

The Company’s financial condition or results of operations could be adversely affected by regulatory and legislative actions.

The Company’s business and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This may affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including retained interests in securitizations and assets held for sale by the Company. In addition, such changes in fiscal policy may adversely affect the ability of the Company’s borrowers to repay their loans on a timely basis and the ability of prospective borrowers to qualify for loans.

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

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives, “A New Era of Responsibility”.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans.  The details around the fiscal 2010 budget will not be available until April of 2009 and are subject to approval of the U.S. Congress. If the President’s proposal is adopted, it may have a material adverse effect on the Company’s results of operations and financial condition.

It is difficult for the Company to plan for or mitigate the effects of such legislative or regulatory changes. For further information on the impact of the recent legislative activities, see Legislation and Regulations on page 25.  Future regulatory changes cannot be predicted and could have a material impact on the Company’s financial condition or results of operations.

Future decreases in the volume of student loan originations could adversely affect the financial condition of the Company.

Loan origination volume generated by individual schools is primarily dependent on whether the Company appears on the school’s list of lenders, as well as the number of students at that school that need financial aid. Origination volume could be negatively affected by the Company’s determination to suspend lending to certain schools as well as its temporary withdrawal from the consolidation loan market, although the Company may experience some growth in the markets in which it continues to operate as competitors exit these segments. The Company may be adversely impacted by borrowers’ or schools’ decisions to use competing lenders, each school’s option to choose the Federal Direct Lending Program instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself.

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

FFEL Program loans that are not originated and serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  Non-compliance with Department regulations can also result in the limitation, suspension or termination of the Company from the FFEL Program.  Private education loans that are not originated and serviced in accordance with provisions set forth in the respective agreements with private insurers risk cancellation of insurance coverage. In an effort to manage these risks, the Company conducts compliance and process reviews of both the Company’s internal operations and external loan servicers. Servicing failures may have an adverse effect on the Company’s loan losses and, for FFEL Program loans, interest income.

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

The CCRA Act reduced SAP for new originations by 55 basis points for Stafford and Consolidation Loans and 85 basis points for PLUS Loans. In addition, it reduced lender reinsurance from 99% to 97% by eliminating the EP program with a further reduction to 95% for loans originated on or after October 1, 2012, and increased the lender fee from 0.50% to 1.00% for new originations. At the same time, dislocation and illiquidity in the credit markets have significantly increased credit spreads on the Company’s new securitization transactions and borrowings under the Omnibus Credit Agreement.  The confluence of these events has made FFEL Program lending less profitable.

In response to these events, the Company has:

·	Suspended lending at certain schools where loans with lower balances and shorter interest-earning periods currently result in unsatisfactory returns;

·	Temporarily withdrawn from the consolidation loan markets;

·	Reduced certain borrower incentive programs for new originations; and

·	Restructured various functional areas of its business and eliminated a total of 215 positions.

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

The Company's management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, at that date, the Company's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their reports on pages 48 and 49, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the internal control over financial reporting of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Student Loan Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the accompanying consolidated balance sheets of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for fair value measurements, the fair value option for financial assets and financial liabilities, and uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

New York, New York
February 27, 2009

CONSOLIDATED FINANCIAL STATEMENTS

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2008	2007	2006
NET INTEREST INCOME
Interest income	$1,215,412	$1,563,811	$1,624,563
Interest expense to principal stockholder (Notes 6, 10 and 13)	(884,113)	(1,175,164)	(1,213,033)
Net interest income	331,299	388,647	411,530
Provision for loan losses (Note 4)	(140,895)	(59,920)	(26,170)
Net interest income after provision for loan losses	190,404	328,727	385,360

OTHER INCOME
Gains on loans securitized (Note 15)	1,262	70,814	189,017
Gains on loans sold	2,532	41,044	26,813
Fee and other income (Note 8)	101,197	36,301	28,861
Total other income	104,991	148,159	244,691

OPERATING EXPENSES
Salaries and employee benefits (Notes 10 and 11)	48,573	61,628	56,930
Restructuring and related charges	12,389	735	–
Other expenses (Notes 9 and 10)	118,913	117,155	108,829
Total operating expenses	179,875	179,518	165,759

Income before income taxes and extraordinary item	115,520	297,368	464,292
Provision for income taxes (Note 12)	40,714	114,677	177,480
NET INCOME	$74,806	$182,691	$286,812

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Based on 20,000,000 shares outstanding (Note 1)	$3.74	$9.13	$14.34

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$5.72	$5.59	$4.98

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except per share amounts)	2008	2007
ASSETS
Federally insured student loans (Note 4)	$18,064,662	$16,244,273
Private education loans (Note 4)	5,861,545	4,696,337
Deferred origination and premium costs (Note 4)	635,449	668,082
Allowance for loan losses (Note 4)	(110,329)	(42,115)
Student loans, net	24,451,327	21,566,577
Other loans and lines of credit (Note 4)	9,016	87,437
Loans held for sale (Note 1and 4)	1,072,316	337,790
Cash	595	25
Residual interests in securitized loans (Note 15)	942,807	633,074
Other assets (Note 5)	1,659,617	1,154,956
Total Assets	$28,135,678	$23,779,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Short-term borrowings, payable to principal stockholder (Note 6)	$12,654,200	$13,373,000
Short-term secured borrowings, payable to Department of Education (Note 6)	1,002,211	–
Long-term borrowings, payable to principal stockholder (Note 6)	10,102,000	8,100,000
Long-term secured borrowings (Note 6)	1,727,744	–
Deferred income taxes (Note 12)	241,642	287,462
Other liabilities (Note 7)	822,884	395,174
Total liabilities	26,550,681	22,155,636
Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	–	–
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,723	141,355
Retained earnings	1,443,074	1,482,668
Total stockholders’ equity	1,584,997	1,624,223
Total Liabilities and Stockholders’ Equity	$28,135,678	$23,779,859

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,555	$141,524	$139,583
Capital contributions and other changes	368	31	1,941
Balance, end of period	$141,923	$141,555	$141,524
RETAINED EARNINGS
Balance, beginning of period	$1,482,668	$1,410,968	$1,222,262
Net income	74,806	182,691	286,812
Cumulative effect of adoption of accounting standard, net of taxes of $506 and $941 in 2007 and 2006, respectively	–	809	1,494
Common dividends declared, $5.72, $5.59 and $4.98 per common share in 2008, 2007 and 2006, respectively	(114,400)	(111,800)	(99,600)
Balance, end of period	$1,443,074	$1,482,668	$1,410,968
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$–	$809	$–
Net change in unrealized gains on investment securities, net of taxes of $(506) and $506 in 2007 and 2006, respectively (Note 1)	–	(809)	809
Balance, end of period	$–	$–	$809
TOTAL STOCKHOLDERS’ EQUITY	$1,584,997	$1,624,223	$1,553,301
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income	$74,806	$182,691	$286,812
Changes in equity from nonowner sources, net of taxes	–	–	809
Total changes in equity from nonowner sources	$74,806	$182,691	$287,621

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$74,806	$182,691	$286,812
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	12,285	14,429	13,658
Amortization of deferred loan origination and purchase costs	96,700	109,728	145,792
Accreted interest on residual interests	(65,510)	(59,177)	(24,352)
Provision for loan losses	140,895	59,920	26,170
Restructuring and related charges	12,389	735	–
Deferred tax benefit	(45,820)	(179)	(3,649)
Gains on loans sold and securitized	(3,794)	(111,858)	(215,830)
(Gain) loss on residual interest valuation	(326,039)	(2,733)	15,391
(Gain) loss on servicing asset valuation	(9,021)	15,668	13,287
Change in loans held for sale including loan origination and purchase costs	(718,606)	(300,198)	(902,618)
Proceeds from loans sold and securitized	141,075	232,305	876,263
Cash received on residual interests in trading securitized assets	138,681	65,388	17,095
Change in accrued interest receivable	(55,097)	(187,984)	(52,008)
Other non-cash charges	15,962	–	–
Change in other assets	(337,009)	(135,703)	(12,325)
Change in other liabilities	416,306	(64,392)	105,893

Net cash provided by (used in) operating activities	(511,797)	(181,360)	289,579

Cash flows from investing activities:
Change in loans	(5,200,753)	(5,084,958)	(3,903,506)
Change in loan origination and purchase costs	(120,259)	(232,674)	(257,919)
Proceeds from loans sold and securitized	1,973,207	4,474,616	7,622,265
Cash received on residual interests classified as available-for-sale assets	–	–	7,749
Change in restricted cash	(47,615)	–	–
Capital expenditures on equipment and computer software	(8,646)	(6,569)	(8,850)

Net cash used in investing activities	(3,404,066)	(849,585)	3,459,739

Cash flows from financing activities:
Net change in borrowings with original maturities of one year or less	3,444,200	(1,963,800)	(144,300)
Proceeds from borrowings with original terms of one year or more	6,239,000	7,100,000	–
Net proceeds from issuance of secured borrowings - Department of Education	1,002,211	–	–
Net proceeds from issuance of secured borrowings	1,843,620	–	–
Repayments of secured borrowings	(98,198)	–	–
Repayments of borrowings with original terms of one year or more	(8,400,000)	(4,000,000)	(3,500,000)
Dividends paid to stockholders	(114,400)	(111,800)	(99,600)

Net cash provided by financing activities	3,916,433	1,024,400	(3,743,900)

Net increase (decrease) in cash	570	(6,545)	5,418
Cash - beginning of period	25	6,570	1,152

Cash - end of period	$595	$25	$6,570

Supplemental disclosure:
Cash paid for:
Interest	$905,666	$1,168,513	$1,220,339
Income taxes, net	$52,779	$176,049	$125,237
See accompanying Notes to Consolidated Financial Statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Background

The accompanying Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, SLC Student Loan Receivables I, Inc.  Educational Loan Center, Inc., a former subsidiary of the Company, was dissolved on June 30, 2008.  All intercompany balances and transactions have been eliminated.

The Company, through a trust agreement to originate loans through Citibank, N.A. (CBNA), is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).

The Company has revised its financial results for the year ended December 31, 2008 from the results released in the Company’s January 23, 2009 Earnings Release and Current Report on Form 8-K.  The revision reflects the recognition of a liability related to the 2007 federal income tax. This amounted to a $1.4 million increase in Provision for income taxes and a $0.07 decrease in basic and diluted earnings per common share.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in 2009 could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in increases in the allowance for loan losses and decreases in the fair value of retained interests from securitizations.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, if any, are recognized as they are earned.  Interest income includes special allowance payments (SAP) from and excess interest payments to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method and recognized as yield adjustments to interest income.

Loans

The Company has a portfolio of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, which are insured by guaranty agencies (guarantors). Student loan interest, inclusive of SAP from and excess interest payments to the federal government, if any, is recognized as it is earned or incurred and are recognized as yield adjustments to interest income.

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

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties, the impact of any risk-sharing agreements with certain schools and counterparty risk ratings. Estimated losses are based on historical delinquency and credit loss experience adjusted for expected market conditions and aging of the portfolio.  Estimated losses that are probable and estimable are expensed currently and increase the provision for loan losses.  Actual losses are charged against the reserve as they occur, and subsequent recoveries are credited back to the reserve.

The Company ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured private education loan reaches 150 days of delinquency or (3) an uninsured private education loan reaches 90 days of delinquency.  Accrual of interest is resumed if the loan guarantee is reinstated.  Interest received on non-accruing loans is recorded directly into interest income. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program loans at the end of the month in which the loan is at least 270 days delinquency and the uninsured portion of private education loans at the end of the month in which the loan is at least 120 days of delinquency.  Also, the Company writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and private education loans after 450 days and 240 days of delinquency, respectively.  When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest and unamortized deferred premiums and origination costs.

Restricted Cash

Restricted cash represents amounts related to the Company’s secured borrowings. This cash must be used to make payments related to the secured borrowings and is classified as a component of Other assets. Amounts on deposit in these accounts represent reserve accounts or are the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

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

All of the Company’s off-balance sheet securitization entities meet the definition of a QSPE and are not consolidated. See Note 2 for proposed accounting changes which could change how the Company accounts for its off-balance sheet securitization entities. The Company accounts for its on-balance sheet securitization entity as a secured borrowing as it did not qualify as a QSPE in accordance with SFAS 140 and therefore is consolidated in the Company’s financial statements.

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

The Company retains interests in the securitized loans in the form of subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests).  Residual interests and servicing rights are recorded at fair value in accordance with the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) and SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156), respectively. Retained notes are also recorded at fair value in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses on retained interests are reported in Fee and other income. Accreted interest on residual interests is reported in Interest income.

The Company early adopted SFAS 159 on January 1, 2007. Upon adoption, the Company elected to account for its residual interest from the 2004 securitization, which was classified as an available-for-sale security, at fair value. As a result, the Company reclassified $0.8 million in unrealized gains net of tax from Accumulated other changes in equity from nonowner sources to Retained earnings.

Cash is received from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

The Company’s on-balance sheet securitization transactions are collateralized by student loans, which are recorded in Federally insured student loans, and accrued interest on the student loans and certain cash accounts, which are recorded in Other assets in the Consolidated Balance Sheets.

Additional information on the Company's securitization activities may be found in Note 15.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in a future securitization or sale transaction including those loans that will be sold to the Department under the Department’s Loan Participation Purchase Program (the Participation Program) and under the Loan Purchase Commitment Program (the Purchase Program). Management continually assesses its future securitization and loan sale plans and transfers sufficient amounts of loans to the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  For the year ended December 31, 2008, the Company recorded a lower of cost or fair value write down of $34.7 million for loans that were transferred from loans held for sale back into the Company’s loan portfolio. For the years ended December 31, 2007 and 2006, the fair value of loans held for sale exceeded cost and no write down was necessary. See Note 16 for more information about the carrying value of loans held for sale.

Changes in the Company’s loans held for sale are presented in the table below:

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$337,790	$323,041
Origination and purchases	726,865	353,384
Transfers into loans held for sale	2,411,222	6,589,465
Transfers back into the operating loan portfolio	(2,222,087)	(2,185,101)
Loan sales	(138,543)	(1,758,047)
Loan securitizations	–	(2,931,766)
Fair value write down of loans held for sale	(34,672)	–
Other (1)	(8,259)	(53,186)
Balance at end of period	$1,072,316	$337,790

(1)	Amount includes borrower principal payments and loan consolidations.

Derivatives

The Company uses derivative financial products, including swaps and options, in an effort to manage its exposure to interest rate risk. In addition, the Company uses cross-currency swaps in an effort to manage its exposure to foreign currency exchange rates on its foreign currency denominated secured borrowings. The Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income.

Internally Developed Software

Certain direct costs associated with the development of internal use software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in Other assets and are amortized by the straight-line method over the service period, not to exceed ten years.  Capitalization of development costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for impairment.  Capitalized costs of projects deemed to be obsolete or abandoned are written off as operating expenses.

Employee Benefits Expense

The Company’s employee benefits are provided under programs administered and maintained by Citigroup.  Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis based on a Citigroup allocation that is applied to employee salary costs.  Any pension obligation pertaining to these plans is a liability of Citigroup.

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. In 2008, 2007 and 2006, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

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

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns based upon enacted tax laws and rates.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Since all of the Company’s deferred tax assets are expected to be realized, the Company does not maintain a valuation allowance for these assets, in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109).

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

2.  FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

The FASB has issued an Exposure Draft of a proposed standard that would eliminate QSPEs from the guidance in SFAS 140. While the proposed standard has not been finalized this change may have a significant impact on the Company’s Consolidated Financial Statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales, and for certain transfers of portions of assets that do not meet the proposed definition of “participating interests.” This proposed revision could become effective in January 2010. As of December 31, 2008, the total assets of QSPEs to which Company, acting as principal, has transferred assets and received sales treatment were $15.7 billion.

In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that proposes three key changes to the consolidation model in FASB Interpretation No. 46, Consolidation of Variable Interest Entities, revised December 2003 (FIN 46(R)).  First, the FASB will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports mending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a qualitative determination of power combined with benefits and losses instead of today's risks and rewards model. Finally, the proposed standard requires that the analysis of primary beneficiaries be reevaluated whenever circumstances change. The existing rules require reconsideration only when specified reconsideration events occur.  The FASB is currently re-deliberating these proposed standards and they are accordingly still subject to change.

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

3.  RESTRUCTURING AND RELATED CHARGES

During 2008, under its then existing severance policy, the Company announced two restructuring initiatives in an effort to prudently manage the business through the unprecedented market conditions and to strategically reposition its business to benefit from certain products, channels, and operational structure while strategically deploying capital resources.

As a result of these initiatives, the Company recorded restructuring and related charges of $12.4 million during 2008.  These charges consist of severance related costs of $11.8 million and non-cash charges associated with the impairment of software assets totaling $0.6 million. As a result of these activities, 215 positions have been eliminated.  At December 31, 2008, the Company had a liability of $5.0 million related to this restructuring included in Other liabilities.  At December 31, 2008, a majority of the affected employees had been terminated, with the remaining terminations expected to be completed by the second quarter of 2009.

4.  STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program.  The Company owns and manages the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. In addition, the Company’s government-guaranteed portfolio includes Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans). When the statutory interest rates on most FFEL Program loans provide less than prescribed rates of return, the Company receives compensation from the federal government as defined by the Higher Education Act.  The federal government pays a special allowance payment (SAP), which increases the Company’s loan yield over a base rate tied to either the 90-day Commercial Paper rate as published by the Department (CP) or the 91-day Treasury Bill auction yield, depending on the loan origination date. In addition, the federal government generally pays the stated interest rate on subsidized Federal Stafford Loans while the borrower is in school, grace or deferment.

The Company’s loan portfolio expands through disbursements of new FFEL Program loans as well as secondary market and other loan procurement activity.  Purchases may include FFEL Program loans purchased through third-party purchase agreements.  These agreements obligate the Company to purchase eligible loans offered for sale and/or originated by the other party.  The contractual premium on the loans purchased under these contracts varies from agreement to agreement.

The Company’s portfolio also contains private education loans originated through alternative programs.  These loans are generally for students who either seek additional financial assistance beyond that available through the government programs and other sources or do not qualify for federal government sponsored student loan programs.  Private education loans are generally offered based on the borrower’s or co-signer’s creditworthiness.  Private education loans are prime rate-based with provisions similar to the FFEL Program, such as deferment of both principal and interest payments while the student is in school.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA, the Company’s principal shareholder.  In accordance with the provisions of an intercompany agreement, origination and servicing fees are charged to CBNA for the underwriting, disbursing and servicing of private education loans.  After full disbursement, the Company purchases all private education loans from CBNA.

The Company’s loans are summarized by program type as follows:

	December 31,
(Dollars in thousands)	2008	2007

Federal Stafford Loans	$10,188,076	$8,687,483
Federal Consolidation Loans	6,312,535	6,364,762
Federal SLS/PLUS/HEAL Loans	1,564,051	1,192,028
Private education loans	5,861,545	4,696,337
Total student loans held, excluding deferred costs	23,926,207	20,940,610
Deferred origination and premium costs	635,449	668,082
Student Loans held	24,561,656	21,608,692
Less: allowance for loan losses	(110,329)	(42,115)
Student Loans held, net	24,451,327	21,566,577
Loans held for sale, excluding deferred costs	1,058,953	331,263
Deferred origination and premium costs	13,363	6,527
Loans held for sale	1,072,316	337,790
Other loans and lines of credit	9,016	87,437
Total loan assets	$25,532,659	$21,991,804

Of the FFEL Program loans presented above, $1.9 billion have been pledged as collateral against the Company’s secured borrowings.  In addition, $1.0 billion of loans classified as Loans held for sale have been pledged as collateral against the Company’s secured borrowing with the Department.  See Note 6 for additional information.

The Company’s FFEL Program loan holdings are guaranteed by the federal government in the event of a borrower’s default, death, disability, bankruptcy, school closure, false certification or unpaid school refund, subject to risk-sharing provisions established by the federal government.  Insurance on FFEL Program loans is provided by certain state or not-for-profit guarantors, which are reinsured by the federal government.

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

As of December 31, 2008, the Company receives reimbursement on substantially all FFEL Program loan claims at a rate of 97% or 98%, depending on the origination date of the loan.  FFEL Program loan claims are subject to rejection by the guarantor in the event of loan servicing or origination defects. If servicing or origination defects are identified, the claimed loan is rejected and returned to the Company for remedial loan servicing.  During the remedial servicing period, usually lasting several months, interest income is not accrued.  The loans in remediation were not material at both December 31, 2008 and 2007. If the guarantee on the rejected claim cannot be reinstated, the defaulted loan is written off against the allowance for loan losses, generally, within four months of the claim rejection. Guarantor claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged directly against current period interest income.

The following tables provide details of loans, excluding allowance for loan losses and deferred origination and premium costs, by type of guaranty or risk-sharing agreement:

	December 31,
(Dollars in thousands)	2008	%	2007	%

Federal Loan Guarantors
New York State Higher Education Services Corp.	$5,545,464	22	$5,392,849	25
EdFund	4,020,974	16	3,472,724	16
United Student Aid Funds	2,039,040	8	2,073,709	10
American Student Assistance	1,887,695	8	1,456,649	7
Texas Guaranteed Student Loan Corp.	1,198,959	5	849,706	4
Great Lakes Higher Education	911,416	4	616,994	3
Other federal loan guarantors	3,515,205	14	2,705,888	13
Total federally guaranteed	19,118,753	77	16,568,519	78
Private education loan insurers	4,541,439	18	3,869,945	18
Total guaranteed/insured	23,660,192	95	20,438,464	96
Other unguaranteed/uninsured (1)	1,333,984	5	920,846	4
Total loans	$24,994,176	100	$21,359,310	100

(1)	Primarily includes uninsured CitiAssist loans and lines of credit

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company has purchased private insurance on 75% of these loans through United Guaranty Commercial Insurance Company of North Carolina/New Hampshire Insurance Company (UGCIC/NHIC) and on 2% of these loans through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).

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

Since 2003, UGCIC/NHIC has insured the Company for maximum portfolio losses ranging from 12.5% to 13.5%. The Company is exposed to 100% of losses that exceed these thresholds, which is not expected to occur in the near term.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  The Company ceased insuring new CitiAssist loans originated on or after January 1, 2008.

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

The allowance for loan losses provides a reserve for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist loans. Changes in the Company’s allowance for loan losses are as follows:

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$42,115	$14,197	$4,990
Provision for loan losses	140,895	59,920	26,170
Charge offs	(80,618)	(36,045)	(19,624)
Recoveries	10,578	5,697	2,661
Other (1)	(2,641)	(1,654)	–
Balance at end of year	$110,329	$42,115	$14,197

(1)	Represents reserve amounts associated with loans securitized.

At December 31, 2008 and 2007, the Company had $32.4 million and $19.1 million, respectively, of loans that ceased accruing interest. The Company also had $642.2 million and $701.3 million of loans that were greater than 90 days delinquent and were still accruing interest at December 31, 2008 and 2007, respectively.

5.  OTHER ASSETS

Other assets are summarized as follows:
	December 31,
(Dollars in thousands)	2008	2007

Accrued interest receivable
from student loan borrowers	$798,113	$649,219
from federal government	12,889	106,686
Servicing asset from securitization activity (Note 15 and 16)	208,133	199,112
Collateral on derivatives with CBNA	387,498	86,699
Derivative agreements with CBNA (Note 13)	91,559	35,864
Retained notes from securitization activities	66,487	24,204
Restricted cash	47,615	–
Equipment and computer software (1)	27,457	34,563
Other	19,866	18,609
Total other assets	$1,659,617	$1,154,956

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $59.1 million and $53.4 million at December 31, 2008 and 2007, respectively.

Depreciation and software amortization expense totaled $12.3 million, $14.4 million and $13.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in equipment and computer software are capitalized internally developed software costs of $25.4 million and $31.5 million at December 31, 2008 and 2007, respectively.  During the years ended December 31, 2008 and 2007, the Company capitalized $7.7 million and $5.3 million, respectively, in costs related to software development.  The Company disposed of equipment and computer software with a net book value of $3.5 million during the year ended December 31, 2008, of which $2.9 million is included in Other expenses and $0.6 million is included in Restructuring and related charges. The Company had no significant disposals of equipment and computer software during the year ended December 31, 2007.

During the year ended December 31, 2008, accrued interest receivable from borrowers increased by $148.9 million. The increase is primarily due to increases in the Company’s student loan assets.  Accrued interest receivable from the federal government decreased by $93.8 million (88%) during the year ended December 31, 2008.  This decrease is primarily due to the impact of declining interest rates, which reduced SAP due from the federal government.

The Company is required to maintain collateral for its derivative contracts entered into with CBNA in a margin account.  The Company’s collateral on these derivatives increased by $300.8 million during the year ended December 31, 2008, primarily as a result of declining interest rates.  For further information on the Company’s derivative agreements, see Note 13.

The increase in the retained notes from securitizations was $42.3 million.  This increase was related to the retention of an additional $59.1 million of notes during the year.  The Company’s retained notes were written down by $16.8 million to reflect their fair value at December 31, 2008.  For more information of these retained notes, see Note 15.

During March 2008, the Company completed its first on-balance sheet securitization.  As a result, the Company’s Consolidated Financial Statements include cash held by the trust, or restricted cash, which can be only used to satisfy trust obligations.

6.  BORROWINGS

At December 31, 2008 and 2007, short- and long-term borrowings were made under the terms of an Omnibus Credit Agreement, as amended (Omnibus Credit Agreement) with CBNA.  Under this agreement, the maximum aggregate credit available is $30.0 billion through December 31, 2009. If the agreement is not extended or replaced by that date, the borrowings outstanding at that date would continue to mature based on their originally contracted maturities.  In addition, the Company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the ability to fund future disbursements.  The cost of funding and maturities are negotiated on a borrowing-by-borrowing basis. The Omnibus Credit Agreement contains no material financial covenants or restrictions, though it terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.

As of December 31, 2008, $4.3 billion of the Company’s outstanding borrowings under the Omnibus Credit Agreement included derivatives embedded in the respective debt instruments. These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation. Management considers these options as economic hedges to the floor income component of its assets.

Short-Term Borrowings

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Amount	Contracted Weighted Average Interest Rate	Amount	Contracted Weighted Average Interest Rate
Notes payable	$8,617,200	2.52%	$5,173,000	5.23%
Secured borrowings from the Department of Education	1,002,211	3.37%	–	–
Portion of long-term borrowings due within one year	4,037,000	2.63%	8,200,000	4.92%
Total short-term borrowings	$13,656,411	2.61%	$13,373,000	5.04%

During December 2008, the Company obtained $1.0 billion of funding through the sale of participation interests in certain FFEL Program loans under the Participation Program.  Loans funded under the Participation Program must be either refinanced or the participated loans must be sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009.  The Company expects to sell these loans to the Department.

Short-term borrowings have a remaining term to maturity of one year or less. The Company expects that each of the Omnibus short-term borrowings will be refinanced with new borrowings. At December 31, 2008, all of the notes payable above had variable interest rates.

Long-Term Borrowings

	December 31,
(Dollars in thousands)	2008	2007

Secured borrowings, based on London Interbank Offered Rate (LIBOR) (note rates ranged from 2.60% to 3.62% at December 31, 2008), due March 2013 – December 2032	$1,727,744	$–
CBNA Notes, based on LIBOR (note rates ranged from 3.44% to 6.39% at December 31, 2008), due August 2009 – April 2012	5,389,000	–
CBNA Notes, based on LIBOR (note rates ranged from 4.84% to 5.17% at December 31, 2007), matured July - August 2008	–	5,900,000
CBNA Notes, based on LIBOR (note rate 5.03% at December 31, 2007), matured December 2008	–	2,000,000
CBNA Notes, based on LIBOR (note rate 0.96% at December 31, 2008), due December 2009	2,000,000	2,000,000
CBNA Notes, fixed rate (note rate of 3.02% at December 31, 2007), matured April 2008	–	300,000
CBNA Notes, fixed rate (note rate of 5.39% at December 31, 2008), due September 2016	100,000	100,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 4.73% at December 31, 2008), due January 2009	1,300,000	1,500,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 3.78% at December 31, 2008), due July 2010	2,000,000	2,000,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 3.70% at December 31, 2008), due July 2015	1,000,000	1,000,000
CBNA Notes, based on prime rate, (note rates of 2.20% at December 31, 2008), due January 2010	1,500,000	1,500,000
CBNA Notes, based on prime rate, (note rates of 6.45% at December 31, 2008), due April 2013	850,000	–
Less: portion of long-term borrowings due within one year	(4,037,000)	(8,200,000)
Total long-term borrowings	$11,829,744	$8,100,000

All borrowings that are based upon LIBOR or prime rates are variable borrowings in which the interest rate resets every one to three months depending on the specific terms of each borrowing.

At December 31, 2008, the Company had $1.7 billion of secured borrowings of which $0.2 billion is denominated in Euros.  An additional $0.1 billion of notes associated with the transaction remain available for issuance.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.  See Note 14 for additional information regarding collateralized assets and associated liabilities related to this secured borrowing.

At December 31, 2008, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows:  $5.7 billion in 2010, $1.6 billion in 2011, $0.9 billion in 2012, $0.9 billion in 2013, $1.0 billion in 2015, and $0.1 billion in 2016.

7.  OTHER LIABILITIES

Other liabilities are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007

Liability from derivative agreements with CBNA (Note 13)	$463,628	$91,306
Interest payable	151,382	174,519
Income taxes payable to CBNA (Note 12)	47,998	13,221
Liability from derivative agreements on foreign currency translation	24,935	–
Restructuring reserve	5,048	255
Accounts payable and other liabilities	129,893	115,873
Total other liabilities	$822,884	$395,174

8.  FEE AND OTHER INCOME

A summary of fee and other income follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Net gains from securitization retained interests and related derivatives (Note 15)	$126,058	$21,353	$10,211
Fair value write down on loans held for sale	(34,672)	–	–
Foreign currency translation gains net of mark-to-market losses on foreign currency swap	(1,790)	–	–
Other origination and servicing fees from CBNA (Note 10)	7,406	7,271	7,457
Late fees	2,016	6,063	7,283
Other income	2,179	1,614	3,910
Total fee and other income	$101,197	$36,301	$28,861

9.  OTHER EXPENSES

A summary of other expenses follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Servicing, professional, and other fees	$70,824	$62,123	$56,707
Data processing and communications	14,702	14,456	10,839
Depreciation and amortization	12,285	15,205	14,467
Stationery, supplies and postage	6,429	6,040	6,065
Advertising and marketing	3,907	8,635	10,533
Disposal of equipment and computer software	2,849	–	708
Premises	2,650	3,005	2,952
Travel and entertainment	1,004	2,042	2,255
Other	4,263	5,649	4,303
Total other expenses	$118,913	$117,155	$108,829

10.  RELATED PARTY TRANSACTIONS

CBNA, an indirect wholly owned subsidiary of Citigroup, owns 80% of the outstanding common stock of the Company.  Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), National Association.  Management believes that the terms under which these transactions and services are provided are, in the aggregate, no less favorable to the Company than those that could be obtained from unaffiliated third parties.

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses: Citicorp, which will be comprised of Citigroup’s core businesses, and Citi Holdings, which will be comprised of non-core businesses.  The Company will be included within Citi Holdings.  The Company does not currently expect this organizational realignment to adversely affect the Company's business or its operations, but there can be no assurance that future decisions with respect to the Company as a non-core business will have no impact on the Company or its relationships and transactions with CBNA or its affiliates.

Detailed below is a description of, and amounts relating to, the Company’s transactions with either CBNA or other Citigroup affiliates that have been reflected in the Company’s Consolidated Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Revenue
Interest income	$2,550	$1,525	$411
Interest expense	(825,886)	(1,175,159)	(1,212,928)
Fee and other (loss) income:
Derivative valuation (loss) gain	(270,370)	(32,961)	4,472
Other origination and servicing fees	7,576	7,271	7,458
Operating Expenses
Salaries and employee benefits:
Employee benefits and administration	$9,123	$11,041	$10,600
Stock-based compensation	2,766	2,345	2,275
Other expenses:
Servicing, professional and other fees	62,327	50,890	46,489
Data processing and communications	7,022	6,699	6,238
Premises	2,619	2,973	2,930
Other	6,143	2,651	2,316

CBNA Omnibus Credit Agreement

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Omnibus Credit Agreement.  At December 31, 2008 the Company had outstanding short- and long-term unsecured borrowings with CBNA of $12.7 billion and $10.1 billion, respectively, and $13.4 billion and $8.1 billion, respectively, at December 31, 2007.  Under this agreement, the maximum aggregate credit available is $30.0 billion. The Omnibus Credit Agreement expires on December 31, 2009. The Company is currently negotiating a new agreement with CBNA to replace the existing agreement.

Funding terms and conditions under the agreement are negotiated between the Company and CBNA on a borrowing-by-borrowing basis.  The cost of borrowing is affected by market conditions and as such future borrowing rates will vary.  The Omnibus Credit Agreement contains no material financial covenants or restrictions. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.  Interest expense incurred under these borrowings is reflected in the table above. For further information on the Company’s borrowings under the Omnibus Credit Agreement, see Note 6.

Interest Rate Swap and Option Agreements

The Company entered into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives increased to $387.5 million as of December 31, 2008 from $86.7 million as of December 31, 2007.  For further information on the Company’s derivative agreements, see Note 13.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $1.5 billion and $2.0 billion for the years ended December 31, 2008 and 2007, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $9.9 million and $13.3 million for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company was committed to purchase CitiAssist loans of $1.5 billion under this agreement.

The Company also earns loan origination and servicing revenue for work performed on CitiAssist loans held by CBNA prior to purchase by the Company.

Servicing, Professional and Other Fees Paid

The majority of the loan originations and servicing work on the Company’s FFEL Program and CitiAssist loan portfolios was performed under the provisions of intercompany agreements with affiliates of the Company, including Citibank (South Dakota), National Association.  The increases in the charges are primarily due to managed loan portfolio growth.

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

Other Intercompany Arrangements

Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, telecommunications, payroll processing and administration, facilities procurement, underwriting, and others.

Other information about intercompany transactions is available as follows:  for CitiAssist loans, see Note 4; for short- and long-term funding and interest rate swap transactions, see Notes 6 and 13; for employee benefit related transactions, see Note 11; and for income tax matters, see Notes 1, 7 and 12.

11.  EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance that covers active, retired and disabled employees; defined benefit pension; dental; defined contribution; salary continuance for disabled employees and workers compensation.  The Company pays Citigroup a fee for employee benefit costs. The benefit cost rate on salaries was 25% in 2008 and 27% in both 2007 and 2006.

Substantially all of the Company’s employees participate in Citigroup’s benefit plans.  Any pension obligation pertaining to these plans is a liability of Citigroup. The fringe rate included approximately $0.9 million for both 2007 and 2006, representing the Company’s defined benefit plan expense allocation.  The plan was eliminated during 2008 and there was no expense.  In 2008 the fringe rate included approximately $2.4 million of contributions made to the employee defined contribution plan.  These amounts are included with other employee benefit costs in Employee benefits and administration in the related party transactions table in Note 10.

12.  INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Current
Federal	$87,300	$98,525	$157,612
State	(766)	16,331	23,517
Total current	$86,534	$114,856	$181,129
Deferred
Federal	$(42,347)	$(153)	$(3,175)
State	(3,473)	(26)	(474)
Total deferred	$(45,820)	$(179)	$(3,649)
Total income tax provision	$40,714	$114,677	$177,480

The Company's effective tax rate was 35.2%, 38.6% and 38.2% for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease from 2008 to 2007 reflects a credit resulting from the revaluation of the Company's current and deferred income taxes, partially offset by the recognition of liabilities related to uncertain tax positions in certain states. The net credit relating to prior periods amounted to $6.8 million during the year ended December 31, 2008.

The following table presents the actual income tax provisions computed at the federal statutory income tax rate of 35%:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Income taxes computed at federal statutory rate	$40,432	$104,079	$162,502
State tax provision, net of federal benefits (1)	(2,755)	11,490	14,982
Other, net	3,037	(892)	(4)
Total income tax provision	$40,714	$114,677	$177,480

(1) The state income tax benefit for 2008 resulted from the revaluation of current and deferred income taxes

Deferred income taxes consist of the following:

	December 31,
(Dollars in thousands)	2008	2007

Deferred Tax Assets
Unrealized losses on derivative instruments	$108,376	$–
Allowance for loan losses	42,511	16,247
Other	3,007	863
Total deferred tax assets	$153,894	$17,110
Deferred Tax Liabilities
Deferred loan origination costs	$(187,696)	$(201,401)
Internally developed software costs	(9,460)	(10,536)
Gain on securitizations and other securitization related income/(loss)	(197,430)	(91,231)
Other	(950)	(1,404)
Total deferred tax liabilities	$(395,536)	$(304,572)
Net deferred tax liabilities	$(241,642)	$(287,462)

The following is a roll forward of the Company’s FIN 48 unrecognized tax benefits from January 1, 2008 to December 31, 2008.

(Dollars in thousands)
Total unrecognized tax benefits at January 1, 2008	$2,641
Net amount of increases for current year’s tax positions	189
Gross amount of increases for prior years’ tax positions	4,866
Total unrecognized tax benefits at December 31, 2008	$7,696

The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate is $3.3 million.

Interest and penalties related to FIN 48 unrecognized tax benefits, which are not included in the rollforward above, are a component of the provision for income taxes.

	Interest and Penalties
(Dollars in thousands)	Pretax	Net of Tax

Interest and penalties in the balance sheet at January 1, 2008	$580	$377
Interest and penalties in the 2008 statement of income	934	607
Interest and penalties in the balance sheet at December 31, 2008	$1,514	$984

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

Jurisdiction	Tax year
United States	2003
California	2000
New York	2005

13.  DERIVATIVE AGREEMENTS

The Company enters into derivative agreements in an effort to manage its exposure to interest rate risk and its exposure to foreign currency exchange rate fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at December 31, 2008 qualified for hedge accounting treatment under SFAS 133.

The Company’s derivative positions are provided in the table below:

	December 31,
(Dollars in thousands)	2008			2007
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Other LIBOR Based Swaps	13,342,300	37,361	65,348	8,495,000	34,492	2,113
Interest Rate Floor Options	12,127,561	54,198	398,280	8,743,266	1,372	89,193
Foreign Currency Swap	232,050	–	24,935	–	–	–

The Company’s other LIBOR based swaps are intended to economically hedge the interest rate risk inherent in the Company’s residual interests. These swaps mature between 2011 and 2028.

The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. The options mature between 2008 and 2028.

The Company’s foreign currency swap is intended to economically hedge the Euro based obligations of its foreign currency-denominated secured borrowing. The swap matures in 2032.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107)

The estimated fair value of the Company’s financial instruments is presented in the following table:

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Loans, net	$25,532,659	$24,012,341	$21,991,804	$22,303,074
Cash	595	595	25	25
Accrued interest receivable	811,002	811,002	755,905	755,905
Residual interests in loans securitized	942,807	942,807	633,074	633,074
Derivative assets	91,559	91,559	35,864	35,864
Servicing assets	208,133	208,133	199,112	199,112
Retained notes from securitization sales	66,487	66,487	22,204	22,204
Financial Liabilities
Short-term borrowings	$13,656,411	$13,594,320	$13,373,000	$13,373,000
Long-term borrowings	11,829,744	11,384,196	8,100,000	8,042,400
Derivative liabilities	488,563	488,563	91,306	91,306
Interest payable	151,382	151,382	174,519	174,519

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), the estimated fair values have been determined by the Company using available market information and other valuation methodologies that are described below. The fair value approximates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could materially affect the estimates.

The difference between fair value and carrying value may vary from period to period based on changes in a wide range of factors, including LIBOR and CP interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, default rates and maturity or contractual settlement dates.

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

Residual Interests in Loans Securitized and Servicing Assets

The fair value of the residual interest in the loans securitized and the servicing assets were determined using a discounted cash flow model.  Retained interests from securitization are recorded at fair value in the Consolidated Financial Statements.  For more information on student loan securitizations, see Note 15.

Short-Term and Long-Term Borrowings

The fair value of these instruments was calculated by discounting cash flows through maturity using estimated market discount rates.  The Company’s short- and long-term borrowings are primarily based upon LIBOR or prime rates.  Although these borrowings have variable interest rates with resets periods ranging from one day to every three months, depending on the specific terms of each borrowing, the credit spreads are fixed over the life of the borrowings.

Derivatives

Derivatives are used to manage interest rate and foreign currency exchange rate risk. Fair value was determined by discounting the estimated cash flows that may arise from these instruments using current market prices. Derivatives are recorded at fair value in the Consolidated Financial Statements.

15.  STUDENT LOAN SECURITIZATIONS

The Company maintains programs to securitize certain portfolios of student loan assets.   Under the Company’s securitization programs, transactions qualifying as sales are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, collateralized solely by the student loan assets, to outside investors.  For off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.

The Company also enters into similar securitization transactions that do not qualify for sale treatment and, accordingly, are accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.

As of December 31, 2008, the carrying amount of the on-balance sheet securitized trust assets were $2.0 billion of which $1.9 billion is included in Federally insured student loans, and the remainder is comprised primarily of deferred origination and premium costs and restricted cash.  The related liabilities of $1.8 billion at December 31, 2008, included $1.7 billion of Long-term secured borrowings while the remainder is included in Other liabilities.  The assets are restricted from being sold or pledged as collateral.  The cash flows from these assets may be used only to pay down the debt securities issued by the trust.

Under terms of all the trust arrangements, the Company has no obligations to provide financial support and has not provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	FFEL Program	Private education	FFEL Program	Private education

Principal amounts	$12,809,596	$2,286,745	$11,553,639	$2,570,248
Retained interests	1,042,766	174,661	640,416	215,974

The following table summarizes the Company’s securitization activity:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Securitization sales:
Student loans securitized (1)	$2,035,540	$2,876,812	$7,659,732
Net proceeds from student loans securitized during the period	1,973,207	2,907,581	7,591,048
Realized gains on loans securitized	1,262	70,814	189,017
Securitization financings:
Student loans securitized (1)	$1,993,213	$–	$–
Net proceeds from student loans securitized during the period (2)	1,798,638	–	–

(1)	Amounts represent the value of the student loans securitized as of the securitization date.
(2)

The difference between student loans securitized and net proceeds received for the year ended December 31, 2008 primarily reflects $57.3 million of unissued notes, $10.5 million of issuance costs and discounts and $126.8 million of required overcollateralization (see Note 6).

The following table reflects amounts received related to off-balance sheet securitization trusts:

(Dollars in thousands)	2008	2007	2006
Cash received from trusts for servicing	$77,863	$64,868	$32,242
Cash received from trusts on residual interests	138,681	65,388	24,844
Cash received from trusts on retained notes	2,400	–	–

During the years ended December 31, 2008, 2007 and 2006, the Company earned $78.2 million, $67.3 million and $34.4 million, respectively, of contractually specified servicing fees.  The Company also earned $2.5 million and $0.1 million on retained notes for the years ended December 31, 2008 and 2007, respectively.

Changes in the Company’s servicing assets are presented in the table below:
	Years Ended December 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$199,112	$169,234
Changes in fair value due to changes in inputs and assumptions	43,826	16,329
Other changes (1)	(34,805)	(31,997)
Student loan securitizations (2)	–	45,546
Balance at end of period	$208,133	$199,112

(1)	Amounts represent the effects of cash received and the passage of time.

(2)	There is no servicing asset or liability associated with the FFEL Program Stafford and PLUS loan securitization because the servicing fee approximated adequate compensation.

The following table reflects fee and other income from off-balance sheet securitization trusts:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Gains (losses) related to residual interests	$326,039	$2,733	$(15,391)
Servicing revenue net of valuation gains and losses on servicing assets	87,173	51,606	21,130
Mark-to-market (losses) gains on derivatives	(270,370)	(32,961)	4,472
Mark-to-market (losses) gains on retained notes	(16,784)	(25)	–
Total gains (losses)	$126,058	$21,353	$10,211

The Company utilizes discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal data, inherently involve significant judgment and uncertainty. The discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate is the sum of the risk-free rate and a risk premium which reflects the prevailing economic and market conditions as of December 31, 2008.  During the year ended December 31, 2008, the Company increased the risk premium of its residual interests by 225 basis points for FFEL Program loan trusts, 325 basis points for private education loan trusts and by 55 basis points for servicing assets to reflect the current level of cash flow uncertainty and lack of liquidity that exists in the market.

The Company has also lowered its future prepayment assumptions to reflect an overall slowdown in borrower prepayment activity. The Company believes that this slowdown is the result of the changes to the FFEL Program as well as the current economic downturn.  The impact of the change in the prepayment assumptions was a $37.2 million and $12.8 million mark-to-market gain on the Company’s residual interests and servicing assets, respectively, for 2008.

The Company also recognized a mark-to-market gain on its residual interests as a result of the change in the fair value of the floor income embedded in the residual interest cash flows.  The change in the value of the embedded floor income is primarily due to changes in interest rates as well as to increases in the expected loan balances over the life of the trusts.  During 2008, the mark-to-market gain on the floor income embedded in the Company’s residual interests was $253.0 million.

The key assumptions used to value the residual interests and servicing assets of the trusts at the inception date of the securitization were as follows:

	2008	2007
Residual interest discount rates	10.64%	10.2% to 10.5%
Servicing asset discount rates (1)	–	5.9% to 6.6%
Constant prepayment rates	8.97%	3.09% to 3.84%
Anticipated credit losses, net of insurance and guarantees	0.53%	0.27% to 0.34%
Basis spread between LIBOR and CP rates	12 basis points	11 to 12 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.27%	10.0% to 23.0%
On time payments	5.82%	0.0% to 23.3%
Servicing margin (1)	–	26 to 28 basis points

(1)	There is no servicing asset or liability associated with the 2008 loan securitization sale because the servicing fee approximated adequate compensation.

At December 31, the key assumptions used to value the residual interests of trusts related to securitization sales were as follows:

	2008	2007
Discount rates:
FFEL Program Consolidation Loans	10.36%	10.56%
FFEL Program Stafford and PLUS loan	10.36%	–
Private education loans	13.36%	12.56%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.77% to 1.10%	1.73% to 3.09%
FFEL Program Stafford and PLUS loan	6.54%	–
Private education loans	8.88%	13.03%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.32%	0.30%
FFEL Program Stafford and PLUS loan	0.52%	–
Private education loans	0.67%	0.81%
Basis spread between LIBOR and CP rates	13 basis points	12 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.3% to 40.2%	10.0% to 40.2%
On time payments	0% to 35.7%	0% to 41.3%

At December 31, the key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

	2008	2007
Discount rates:
FFEL Program Consolidation Loans	3.90%	5.80%
Private education loans	4.40%	6.30%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.77% to 1.10%	1.73% to 3.09%
Private education loans	8.88%	13.03%
Weighted average servicing margin	23 basis points	25 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at December 31, 2008	$942,807	$208,133
Discount rate
10% adverse change	(23,210)	(3,355)
20% adverse change	(44,437)	(7,052)
Constant prepayment rate
10% adverse change	(6,733)	(1,844)
20% adverse change	(13,224)	(3,694)
Anticipated credit losses, net of insurance and guarantees
10% adverse change	(5,373)	(1,130)
20% adverse change	(10,922)	(2,278)
Expected basis spread between LIBOR and CP
10% adverse change	(8,772)	–
20% adverse change	(17,543)	–
Borrower benefits – automated clearing house
10% adverse change	(3,497)	–
20% adverse change	(6,972)	–
Borrower benefits – on time payments
10% adverse change	(9,821)	–
20% adverse change	(19,554)	–
Servicing margin
10% adverse change	–	(23,072)
20% adverse change	–	(45,956)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

	December 31,
(Dollars in thousands)	2008	2007

Principal amounts	$15,096,341	$14,123,887
Delinquencies	658,538	413,175

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Credit losses, net of recoveries:	$9,374	$6,661	$211

16.  FAIR VALUE (SFAS 156, 157 and 159)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Assets
Residual interests in securitized loans	$–	$942,807	$–	$633,074
Other assets	91,559	274,620	60,068	199,112
Total Assets	$91,559	$1,217,427	$60,068	$832,186

Liabilities
Other liabilities	$488,563	$–	$91,306	$–

Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. Fair value was based upon quotes received from counterparties based on similar instruments in active markets. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and in the Consolidated Financial Statements. For more information on derivatives, see Note 13.

Retained Interests in Securitized Loans

The fair values of residual interests and servicing assets were determined using discounted cash flow models. Servicing assets are included in Other assets in the table above.  The Company has also retained notes from certain securitization sales, which are recorded at fair value and included in Other assets in the table above.  The fair value of the retained notes was based upon non-binding independent broker quotes received for similar instruments.  The Company obtains multiple quotes from independent brokers who are major participants in the student loan asset-backed securities market and believes that these quotes are the best indication of the value that could be realized in a market transaction. However, since the market for notes of this type is not currently active, the amount which the Company would receive in a current transaction could differ significantly from this estimate. The Company recorded a write-down of $16.8 million associated with retained notes during the year ended December 31, 2008, which is included in Fee and Other Income in the Consolidated Financial Statements.  Retained interests are recorded at fair value in the Consolidated Financial Statements.  For more information on loan securitizations, see Note 15.

The following table presents the changes in the Level 3 fair value category:

(Dollars in thousands)	Residual Interests in Securitized Loans	Other Assets
Balance at December 31, 2006	$546,422	$169,234
Total gains and losses (realized/unrealized) included in earnings:
Interest income	59,177	–
Fee and other income	2,733	27,036
Purchases, issuances and settlements	24,742	2,842
Balance at December 31, 2007	$633,074	$199,112
Total gains and losses (realized/unrealized) included in earnings:
Interest income	65,510	–
Fee and other income	326,039	41,851
Transfers in to Level 3	–	78,981
Purchases, issuances and settlements	(81,816)	(45,324)
Balance at December 31, 2008	$942,807	$274,620

Unrealized gains and losses relating to assets still held at the reporting date (1)	$326,039	$31,332

(1)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These include assets such as loans held for sale that are measured at the lower of cost or fair value.

The fair value of loans measured at the lower of cost or fair value is determined using discounted cash flow models. Such loans are generally classified in Level 3 of the fair value hierarchy as these discounted cash flow models utilize unobservable inputs, including discount rate, expected prepayment rates and expected credit losses.

For the year ended December 31, 2008, the Company recorded a lower of cost or fair value write down of $34.7 million for loans that were transferred from loans held for sale back into the operating loan portfolio.  In June 2008, $1.9 billion of loans were transferred into loans held for sale for a then anticipated securitization, but due to significant deterioration in the market conditions at the beginning of the third quarter, the Company cancelled the planned securitization and transferred the loans back into the operating loan portfolio, resulting in a fair value write down.

At December 31, 2008, the fair value of loans held for sale exceeded the cost basis of $1.1 billion.

17.  COMMITMENTS AND CONTINGENCIES

The Company has obligations under several non-cancelable operating leases. Expenses related to those agreements totaled $2.5 million, $2.9 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in these amounts are lease expenses with CBNA for the Pittsford, New York facility of $2.1 million, $2.4 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  This amount is included in Premises in the related party transactions table in Note 10.  The Pittsford, New York facilities agreement expires in May 2014.

Future minimum lease payments at December 31, 2008 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2008 are as follows:

(Dollars in thousands)	Minimum Lease Payments

2009	$1,867
2010	1,840
2011	1,858
2012	1,799
2013	1,806
Thereafter	775
Total	$9,945

At December 31, 2008, FFEL Program loans in the amount of $2.2 billion have been committed, but not disbursed.  In addition, the Company has forward purchase agreements, primarily with CBNA, that obligate the Company to purchase all loans offered for sale and/or originated by the other party. At December 31, 2008, the aggregate obligation under these commitments totaled $1.5 billion.

In addition, the Company provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program Loans which the Company will subsequently purchase. At December 31, 2008, these institutions had unused lines of credit of $18.0 million available to them.

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First

2008
Net interest income	$46,941	$83,521	$119,390	$81,447
Provision for loan losses	(22,965)	(46,791)	(45,827)	(25,312)
Net interest income after provision for loan losses	23,976	36,730	73,563	56,135
Gains on loans sold and securitized	24	194	2,121	1,455
Fee and other income	33,803	16,923	39,012	11,459
Total operating expenses	(37,715)	(46,176)	(51,849)	(44,135)
Income taxes	(9,916)	(287)	(20,831)	(9,680)
Net income	$10,172	$7,384	$42,016	$15,234

Basic and diluted earnings per common share	$0.51	$0.37	$2.10	$0.76
Dividends declared per common share	$1.43	$1.43	$1.43	$1.43
Common stock price:
High	$98.07	$126.15	$138.75	$126.00
Low	$20.82	$83.06	$90.50	$92.05
Close (at quarter end)	$41.00	$93.00	$98.08	$98.90

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First

2007
Net interest income	$91,683	$100,330	$102,877	$93,757
Provision for loan losses	(24,078)	(21,419)	(3,895)	(10,528)
Net interest income after provision for loan losses	67,605	78,911	98,982	83,229
Gains on loans sold and securitized	27,229	15,815	51,040	17,774
Fee and other income (loss)	22,070	(10,052)	9,420	14,863
Total operating expenses	(45,591)	(43,978)	(45,751)	(44,198)
Income taxes	(28,163)	(15,695)	(43,174)	(27,645)
Net income	$43,150	$25,001	$70,517	$44,023

Basic and diluted earnings per common share	$2.16	$1.25	$3.53	$2.20
Dividends declared per common share	$1.43	$1.43	$1.43	$1.30
Common stock price:
High	$193.96	$212.46	$210.50	$216.06
Low	$106.75	$161.38	$178.03	$183.00
Close (at quarter end)	$110.00	$180.32	$203.90	$185.92

   SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008, Commission File Number 1-11616.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in the Company’s 2009 Proxy Statement incorporated by reference in Part III of this Form 10-K, or in any amendment to this Form 10-K.

The Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The Company is not a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on June 30, 2008 was approximately $392.3 million.  As of February 23, 2009, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2009 Proxy Statement.

   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Atal, Bailey, Doynow, Drake, Garside, Glover, Handler, Moseman and Thurm.
•	Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission.  Stockholders may obtain copies of that index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT  06901 or on the Internet at www.studentloan.com.

Financial Statements filed for The Student Loan Corporation:

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

   10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2008 results.

Part I		Page

Item 1	Business	4, 32-37
Item 1A	Risk Factors	38-45
Item 1B	Unresolved Staff Comments	None
Item 2	Properties	37
Item 3	Legal Proceedings	37
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37, 82, 88-89
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-31
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29-31
Item 8	Consolidated Financial Statements and Supplementary Data	50-82
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	46
Item 9 B	Other Information	None

Part III

Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV

Item 15	Exhibits, Financial Statement Schedules	84

	Availability of SEC Filings	88-89

*	The Student Loan Corporation’s 2009 Proxy Statement that responds to information required by Part III of Form 10-K is incorporated by reference into this Annual Report and Form 10-K.

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Student Loan Corporation
(Registrant)

/s/ Scot H. Parnell
Scot H. Parnell
Chief Financial Officer
February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

The Student Loan Corporation’s Principal Executive Officer, a Director and Attorney-in-Fact:

/s/ Michael J. Reardon
Michael J. Reardon
February 27, 2009

The Student Loan Corporation’s Principal Financial Officer:

/s/ Scot H. Parnell
Scot H. Parnell
February 27, 2009

The Student Loan Corporation’s Principal Accounting Officer:

/s/ Joseph P. Guage
Joseph P. Guage
February 27, 2009

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Michael J. Reardon and Scot H. Parnell their attorneys-in-fact, empowering both to sign this report on their behalf:

Vikram A. Atal	Rodman L. Drake	Dr. Evelyn E. Handler
James L. Bailey	Richard J. Garside	Loretta Moseman
Gina Doynow	Dr. Glenda B. Glover	Kevin L. Thurm

DIRECTORS AND EXECUTIVE OFFICERS

Directors	Executive Officers

Vikram A. Atal Executive Vice President Citigroup	Michael J. Reardon Chief Executive Officer and President

James L. Bailey Retired Executive Vice President Citibank, N.A.	Scot H. Parnell Vice President and Chief Financial Officer

Gina Doynow National Director North America Community Relations Citigroup	Joseph P. Guage Vice President, Controller and Chief Accounting Officer

Rodman L. Drake Managing Director CIP Management	Christine Y. Homer Vice President, Secretary and General Counsel

Richard J. Garside Chief Operating Officer North American Operations and Technology Citigroup	Patricia A. Morris Vice President and Chief Risk Officer

Dr. Glenda B. Glover Dean of the College of Business Jackson State University	John Vidovich Vice President and Executive Director of Sales

Dr. Evelyn E. Handler Retired President of the University of New Hampshire President of Brandeis University

Loretta Moseman Global Business Treasurer Citigroup

Kevin L. Thurm Chief Administrative Officer North America Consumer Group
Citigroup

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

NYSE Certification

The Company’s common stock is listed on the New York Stock Exchange (NYSE), the Company’s chief executive officer is required to make, and he has made, annual certifications to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer made his annual certifications to that effect to the NYSE as of June 16, 2008.

Customer Service

For information or inquiries regarding student loan accounts, please call 1-800-967-2400.  Hearing impaired customers with a Telecommunications Device for the Deaf (TDD) may call 1-800-846-1298.

Annual Meeting

The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 14, 2009 in New York City.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078. Their toll free number is (877) 282-1169. They may also be contacted by e-mail from Computershare’s website at http://www-us.computershare.com.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”.  The number of holders of record of the common stock at January 30, 2009 was 38.  The Company has declared a dividend of $1.43 per common share for each of the last seven fiscal quarters. As a result of the impact of external economic conditions on the Company’s results of operations, the Company expects that it will pay a significantly lower dividend for the foreseeable future. See quarterly information on the Company’s common stock on page 82.

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 4, 2009 (File No. 1-11616).

10.1	Trust Agreement, dated as of December 21, 1992, between the Company and CNYS, incorporated by reference to Exhibit 10.2 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

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

10.2.10
Amendment No. 9, dated as of June 22, 2008, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc., incorporated by reference to Exhibit 10.2.10 to the Current Report on Form 8-K filed June 26, 2008 (File No. 1-11616).

10.2.11
Amendment No. 10, dated as of August 8, 2008, Non-Competition Agreement among the Company, Citibank, N.A. and Citigroup Inc., incorporated by reference to Exhibit 10.2.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (File No. 1-11616).

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

90

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

10.4.4*	Amendment No. 4, dated as of February 27, 2009, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS).

10.5	Facilities Occupancy, Management and Support Service Agreement, by and between the Company and Citicorp North America, Inc., dated as of November 1, 2006.

10.6
Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., dated as of January 1, 2008, and on May 5, 2008 incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (File No. 1-11616).

10.6.1*	Amendment No. 1, dated as of as of January 1, 2009 and executed on February 24, 2009 to Amended and Restated Agreement For Education Loan Servicing.

10.7*
Master Participation Agreement among the Company and the United States Department of Education, dated as of July 25, 2008, executed through the Adoption Agreement among the Company and the United States Department of Education, dated as of November 7, 2008.

10.8*	Adoption Agreement among the Company and the United States Department of Education, dated as of November 7, 2008.

10.9*	Individual Indemnity Agreement among the Company and the directors, executive officers and treasurer of the Company, dated January 29, 2009.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s 2002 Annual Report on Form 10-K (File No. 1-11616).

24.1*	Powers of Attorney of The Student Loan Corporation’s Directors Atal, Bailey, Doynow, Drake, Garside, Glover, Handler, Moseman and Thurm.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith