Form 10-Q
period 2009-05-05
STUDENT LOAN CORP
filed 2009-05-08
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On May 4, 2009, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2009 and 2008	2

		Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three months Ended March 31, 2009 and 2008	4

		Consolidated Statements of Cash Flows (Unaudited) for the Three months Ended March 31, 2009 and 2008	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 20

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21– 36

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4 -	Controls and Procedures	36–37

Part II	Other Information

	Item 1A-	Risk Factors	38 – 41

	Item 6 -	Exhibits	41

Signature			42

Exhibit Index			43

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
NET INTEREST INCOME
Interest income	$204,196	$329,747
Interest expense	(146,118)	(248,300)
Net interest income	58,078	81,447
Provision for loan losses	(21,142)	(25,312)
Net interest income after provision for loan losses	36,936	56,135

OTHER INCOME
Gains on loans sold	–	1,455
Fee and other income	6,958	11,459
Total other income	6,958	12,914

OPERATING EXPENSES
Salaries and employee benefits	8,978	15,469
Other expenses	25,881	28,666
Total operating expenses	34,859	44,135

Income before income taxes	9,035	24,914
Provision for income taxes	1,507	9,680
NET INCOME	$7,528	$15,234

DIVIDENDS DECLARED AND PAID	$28,600	$28,600

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.76
(based on 20,000,000 shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$1.43	$1.43

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Federally insured student loans	$18,655,058	$18,064,662
Private education loans	5,926,571	5,861,545
Deferred origination and premium costs	624,841	635,449
Allowance for loan losses	(111,377)	(110,329)
Student loans, net	25,095,093	24,451,327
Other loans and lines of credit	2,589	9,016
Loans held for sale	2,156,498	1,072,316
Cash	774	595
Residual interests in securitized loans	841,081	942,807
Other assets	1,586,638	1,659,617

Total Assets	$29,682,673	$28,135,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$14,246,200	$12,654,200
Short-term secured borrowings, payable to Department of Education	2,060,096	1,002,211
Long-term borrowings, payable to principal stockholder	8,602,000	10,102,000
Long-term secured borrowings	2,227,293	1,727,744
Deferred income taxes	226,066	241,642
Other liabilities	757,083	822,884

Total Liabilities	28,118,738	26,550,681

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,733	141,723
Retained earnings	1,422,002	1,443,074

Total Stockholders' Equity	1,563,935	1,584,997

Total Liabilities and Stockholders' Equity	$29,682,673	$28,135,678

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,923	$141,555
Capital contributions and other changes	10	10
Balance, end of period	$141,933	$141,565

RETAINED EARNINGS
Balance, beginning of period	$1,443,074	$1,482,668
Net income	7,528	15,234
Common dividends declared, $1.43 per common share for both the three months ended March 31, 2009 and 2008	(28,600)	(28,600)
Balance, end of period	$1,422,002	$1,469,302

TOTAL STOCKHOLDERS' EQUITY	$1,563,935	$1,610,867

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,528	$15,234
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	2,571	3,485
Amortization of deferred loan origination and purchase costs	22,087	25,714
Accreted interest on residual interests	(17,792)	(15,672)
Provision for loan losses	21,142	25,312
Deferred tax (provision) benefit	(15,576)	2,028
Gains on loans sold	–	(1,455)
Loss (Gain) on residual interest valuation	65,659	(70,419)
Loss on servicing asset valuation	7,335	2,047
Change in loans held for sale including loan origination and purchase costs	(1,088,000)	(134,158)
Proceeds from loans sold	6	55,480
Cash received on residual interests in trading securitized assets	53,859	24,326
Change in accrued interest receivable	(31,255)	(30,607)
Other non-cash charges	(9,039)	4,770
Change in other assets	111,719	(60,967)
Change in other liabilities	(65,790)	133,913

Net cash used in operating activities	$(935,546)	$(20,969)

Cash flows from investing activities:
Change in loans	$(665,366)	$(2,401,345)
Change in loan origination and purchase costs	(11,390)	(79,586)
Change in restricted cash	(13,916)	(46,515)
Capital expenditures on equipment and computer software	(1,820)	(2,608)

Net cash used in investing activities	$(692,492)	$(2,530,054)

Cash flows from financing activities:
Net change in borrowings with original maturities of three months or less	$1,392,000	$1,007,600
Proceeds from issuance of secured borrowings with Department of Education	1,137,126	–
Repayments of secured borrowings with Department of Education	(79,242)	–
Proceeds from issuance of long-term secured borrowings	544,976	1,574,550
Repayments of long-term secured borrowings	(38,043)	–
Repayments of borrowings with original terms of three months or more	(1,300,000)	–
Dividends paid to stockholders	(28,600)	(28,600)

Net cash provided by financing activities	$1,628,217	$2,553,550

Net increase in cash	$179	$2,527
Cash - beginning of period	595	25

Cash - end of period	$774	$2,552

Supplemental disclosure:
Cash paid (received) for:
Interest	$212,903	$252,292
Income taxes, net	$8,251	$(9,698)

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, SLC Student Loan Receivables I, Inc.  All intercompany balances and transactions have been eliminated.

The Company, which has a trust agreement to originate loans through Citibank, N.A. (CBNA), is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three months ended March 31, 2009 may not be indicative of the results for the full year ending December 31, 2009. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2008 Annual Report on Form 10-K.

Basis of Presentation

The Company’s accounting policies are in conformity with GAAP. The Company’s operations are a single segment for financial reporting purposes, as the Company’s only operations consist of originating, managing and servicing student loans.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in 2009 could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in increases in the allowance for loan losses and decreases in the fair value of the Company’s interests in its securitized loans in the form of subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests) from securitizations.

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

Loans

The Company has a portfolio of student loans originated under the Federal Family Education Loan (FFEL) Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, which are insured by guaranty agencies (guarantors). The Company recognizes student loan interest income as it is earned.  SAP from and excess interest payments to the federal government, if any, are recognized as yield adjustments to interest income.

The Company also has a portfolio of private education loans primarily consisting of CitiAssist® loans.  Some of those loans are insured against loss by private insurers or covered under other risk-sharing agreements with creditworthy schools.  Other loans, including many higher risk loans, are neither insured nor covered under risk-sharing agreements.  The Company is exposed to 100% of loss on such loans. Effective January 1, 2008, the Company elected to stop insuring new CitiAssist loan originations.

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

The Company ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured private education loan reaches 150 days of delinquency or (3) an uninsured private education loan reaches 90 days of delinquency.  Accrual of interest is resumed if the loan guarantee is reinstated or when principal and interest are current.  Interest received on non-accruing loans is recorded directly into interest income. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program loans at 270 days of delinquency and the uninsured portion of private education loans at 120 days of delinquency.  Also, the Company writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and private education loans after 450 days and 240 days of delinquency, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest and unamortized deferred premiums and origination costs.

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

Loans Securitized

The Company uses two distinct methods of accounting for its securitizations.  Certain of the Company’s securitizations meet the qualifications of SFAS 140 to be accounted for as a sale.  The qualifications are that the assets transferred are legally isolated from the Company, even in the event of a bankruptcy; that the holders of the beneficial interests are not constrained from pledging or exchanging their interests; and that the transferor does not maintain effective control over the transferred assets.  The Company uses a two-step structure with a qualified special purpose entity (QSPE) to obtain legal isolation.  For the Company’s securitizations which are accounted for as a sale, referred to as off-balance sheet securitizations, the transferred assets are removed from the consolidated balance sheet and a gain or loss is recognized.  The Company’s securitizations that fail to meet the accounting requirements for a sale in accordance with SFAS 140 are accounted for as secured borrowings and the transferred assets are consolidated in the Company’s financial statements.  These transactions are referred to as on-balance sheet securitizations.  See Note 2 for proposed accounting changes which could change how the Company accounts for its off-balance sheet securitization entities.

Gains and losses on off-balance sheet securitizations are recognized at the time of securitization and are reported in Gains on loans securitized.  Securitization gains and losses represent the difference between the cost basis of the assets sold and the fair value of the assets received, including, as applicable, cash, residual interests, servicing assets and retained notes.  The Company estimates the fair value of the residual interests and servicing assets using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Residual interests and servicing rights are recorded at fair value in accordance with the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) and SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156), respectively. Retained notes are also recorded at fair value in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Unrealized gains and losses on retained interests are reported in Fee and other income. Accreted interest on residual interests is reported in Interest income.

Cash is received from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

The Company’s on-balance sheet securitization transactions are collateralized by student loans, which are recorded in Federally insured student loans, by accrued interest on the student loans and by certain cash accounts, which are recorded in Other assets on the Consolidated Balance Sheets.

Additional information on the Company's securitization activities may be found in Note 9.

The Company also obtains debt financing through the Department of Education’s Loan Participation Purchase Program (the Participation Program).  The borrowings through the Participation Program are collateralized by FFEL Program Stafford and PLUS loans which are recorded in Loans held for sale on the Consolidated Balance Sheet.  Additional information pertaining to the Company’s borrowings through the Participation Program can be found in Note 11.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in future securitization or sale transactions, including loans that the Company originates in anticipation to sell to the Department under the Department’s Loan Purchase Commitment Program (the Purchase Program). Management continually assesses its future securitization and loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  For the three months ended March 31, 2009 and 2008, the fair value of loans held for sale exceeded cost and no write down was necessary.

Changes in the Company’s loans held for sale are presented in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$1,072,316	$337,790
Originations and purchases	1,165,172	138,833
Transfers into loans held for sale	–	–
Transfers back to operating loan portfolios	(3,812)	–
Loan sales	(6)	(54,025)
Loan securitizations	–	–
Cancellations, other payments and loan consolidations	(77,172)	(4,675)
Balance at end of period	$2,156,498	$417,923

Derivatives

The Company uses derivative financial products, including swaps and options, in an effort to manage its exposure to interest rate risk. In addition, the Company uses foreign currency swaps in an effort to manage its exposure to foreign currency exchange rates on its foreign currency denominated secured borrowings. The Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income.

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

Accounting Changes

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard is effective for all of the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expanded the disclosure requirements for derivatives and hedged items and had no impact on how the Company accounts for these instruments.  None of the derivatives held by the Company at March 31, 2009 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

Measurement of Fair Value in Inactive Markets

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive.  The adoption of the FSP had no material effect on the Company’s Consolidated Financial Statements.

Other-Than-Temporary Impairments on Investment Securities

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. Because all securities which the Company accounts for under SFAS 115 are marked to fair value on a recurring basis, the adoption of this FSP had no effect on the Company’s Consolidated Financial Statements.

2.     FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

The FASB has issued an exposure draft of a proposed standard that would eliminate QSPEs from the guidance in SFAS 140. While the proposed standard has not been finalized, if it is issued in its current form, this change may have a significant impact on the Company’s Consolidated Financial Statements as the Company may lose sales treatment for certain assets previously sold to a QSPE, as well as for certain future sales, and for certain transfers of portions of assets that do not meet the proposed definition of “participating interests.” This proposed revision could become effective in January 2010 and should this occur, these QSPE’s will then become subject to review under FIN 46(R).  As of March 31, 2009, the total assets of QSPEs of which the Company has transferred and received sales treatment were $15.3 billion.

In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” [FIN 46(R)].  First, the FASB will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (the primary beneficiary) to that of a qualitative determination of power combined with benefits and losses instead of the current risks and rewards model. Finally, the proposed standard requires that the analysis of primary beneficiaries be reevaluated whenever circumstances change. The existing rules require reconsideration only when specified reconsideration events occur.  As of March 31, 2009, the total assets of significant unconsolidated VIEs with which the Company is involved were $15.3 billion.

FASB is currently redeliberating these proposed standards; therefore, they are still subject to change. Since QSPEs will likely be eliminated from SFAS 140 and thus become subject to FIN 46(R) consolidation guidance, and since FIN 46(R)’s method of determining which party must consolidate a VIE will likely change, the Company expects to consolidate only certain of the VIEs and QSPEs with which the Company is involved.  The Company is currently evaluating the impact of these changes on its Consolidated Financial Statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the FSP are effective for the quarter ending June 30, 2009, but the Company does not anticipate it will have any material effect on the Consolidated Balance Sheet or Statement of Income.

3.     INCOME TAXES

The Company’s effective tax rate during the first quarter of 2009 was 16.7%, compared to 38.9% in the same quarter of 2008. This decrease in the effective tax rate primarily reflects a $0.9 million reduction of current tax liabilities related to prior periods. In addition, the Company updated its blended statutory rate for 2009, which resulted in a current period tax benefit of $0.7 million for the revaluation of deferred income taxes.

4.	STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Federal Stafford Loans	$10,664,271	$10,188,076
Federal Consolidation Loans	6,221,974	6,312,535
Federal SLS/PLUS/HEAL Loans	1,768,813	1,564,051
Private education loans	5,926,571	5,861,545
Total student loans held, excluding deferred costs	24,581,629	23,926,207
Deferred origination and premium costs	624,841	635,449
Student loans held	25,206,470	24,561,656
Less: allowance for loan losses	(111,377)	(110,329)
Student loans held, net	25,095,093	24,451,327
Loans held for sale, excluding deferred costs	2,131,225	1,058,953
Deferred origination and premium costs	25,273	13,363
Loans held for sale	2,156,498	1,072,316
Other loans and lines of credit	2,589	9,016
Total loan assets	$27,254,180	$25,532,659

5.     OTHER ASSETS

Other assets are summarized as follows:
	March 31,	December 31,
(Dollars in thousands)	2009	2008

Accrued interest receivable:
from student loan borrowers	$839,986	$798,113
from federal government	2,271	12,889
Servicing asset from securitization activity	200,798	208,133
Collateral on derivatives with CBNA	308,393	387,498
Derivative agreements with CBNA	56,700	91,559
Retained notes from securitization activities	66,487	66,487
Restricted cash	61,531	47,615
Equipment and computer software (1)	26,713	27,457
Other	23,759	19,866
Total other assets	$1,586,638	$1,659,617

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $60.9 million and $59.1 million at March 31, 2009 and December 31, 2008, respectively.

Accrued interest receivable from the federal government decreased by $10.6 million (82%) during the three months ended March 31, 2009.  This decrease reflects the impact of lower average interest rates during the first quarter of 2009, which reduced the special allowance payments due from the federal government.

The Company is required to maintain collateral for its derivative contracts entered into with CBNA in a margin account.  The Company’s collateral on these derivatives decreased by $79.1 million during the three months ended March 31, 2009, primarily as a result of increases in interest rates.  For further information on the Company’s derivative agreements, see Note 8.

During February 2009, the Company completed an on-balance sheet securitization, which primarily drove the $13.9 million increase in cash held by the securitization trusts, or restricted cash, during the three months ended March 31, 2009. Restricted cash can be used only to satisfy trust obligations.

6.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net gains from securitization retained interests and related derivatives	$527	$7,360
Gains (losses) on foreign currency translation net of mark-to-market gains (losses) on foreign currency swap	2,251	(359)
Other origination and servicing fees from CBNA (Note 7)	2,148	1,732
Late fees	1,684	2,017
Other income	348	709
Total fee and other income	$6,958	$11,459

7.	RELATED PARTY TRANSACTIONS

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

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Income:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Revenues:
Interest income	$150	$830
Interest expense	116,656	247,571
Fee and other income (loss):
Derivative valuation gain (loss)	53,578	(76,831)
Other origination and servicing fees	2,148	1,732

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$1,696	$3,044
Stock-based compensation	(17)	1,110
Other expenses
Servicing, professional and other fees paid	15,822	14,445
Data processing and communications	1,959	1,533
Premises	555	683
Other	649	418

CBNA Omnibus Credit Agreement

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Omnibus Credit Agreement.  At March 31, 2009, the Company had outstanding short- and long-term unsecured borrowings with CBNA of $14.2 billion and $8.6 billion, respectively, and $12.7 billion and $10.1 billion, respectively, at December 31, 2008.  Under this agreement, the maximum aggregate credit available is $30.0 billion. The Omnibus Credit Agreement expires on December 31, 2009. The Company is currently negotiating a new agreement with CBNA to replace the existing agreement.

Funding terms and conditions under the agreement are negotiated between the Company and CBNA on a borrowing-by-borrowing basis.  The cost of borrowing is affected by market conditions and, as such, future borrowing rates will vary.  The Omnibus Credit Agreement contains no material financial covenants or restrictions. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.  Interest expense incurred under these borrowings, as reflected in the table above, has decreased by 53% for the three months ended March 31, 2009 as compared to the same period in 2008.  This is a result of the decline in average interest rates during the first quarter of 2009.   For further information on the Company’s borrowings under the Omnibus Credit Agreement, see Note 11.

Interest Rate Swap and Option Agreements

The Company enters into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives decreased to $308.4 million as of March 31, 2009 from $387.5 million as of December 31, 2008.  For further information on the Company’s derivative agreements, see Note 8.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.1 billion and $1.0 billion for the three months ended March 31, 2009 and 2008, respectively. Total premiums paid by the Company related to CitiAssist loan purchases were $0.6 million and $6.3 million for the three months ended March 31, 2009 and 2008, respectively.  The decreases in both the principal balances of CitiAssist loans purchased and the premiums paid for the three months ended March 31, 2009 as compared to the same period in 2008 is attributable to timing of when the Company purchases the loans.  At March 31, 2009, the Company was committed to purchase CitiAssist loans of $1.6 billion.

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

The Company enters into derivative agreements in an effort to manage its exposure to interest rate risk and its exposure to foreign currency exchange rate fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at March 31, 2009 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The fair values of the Company’s derivatives are included in Other Assets and Other Liabilities, respectively, and are provided in the table below:

	March 31, 2009			December 31, 2008
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
LIBOR-Based Swaps	$12,990,100	$5,880	$27,537	$13,342,300	$37,361	$65,348
Interest Rate Floor Options	11,866,841	50,820	344,982	12,111,261	54,198	398,280
Foreign Currency Swap	232,050	–	32,283	232,050	–	24,935

Gains and losses on the Company’s derivatives are recorded in Fee and Other Income and are provided in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Gains (losses) on LIBOR-Based Swaps	$6,569	$(625)
Gains (losses) on Interest Rate Floor Options	47,009	(76,206)
(Losses) gains on Foreign Currency Swap	(7,349)	4,411
Net gains (losses) on derivatives	$46,229	$(72,420)

The Company’s London Interbank Offered Rate (LIBOR) based swaps are intended to economically hedge the interest rate risk inherent in the Company’s retained interests. These swaps mature between 2011 and 2028.  The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. These options mature between 2009 and 2029.  The Company’s foreign currency swap is intended to economically hedge the Euro based obligations of its foreign currency-denominated secured borrowing. The swap matures in 2032.

The Company maintains collateral on its derivatives agreements with CBNA.  For further information pertaining to the collateral on the Company’s derivatives, see Notes 5 and 7.

9.	STUDENT LOAN SECURITIZATIONS

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

The Company also enters into similar securitization transactions that do not qualify for sale treatment and, accordingly are accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.

As of March 31, 2009, the carrying amount of assets related to the on-balance sheet securitized trusts were $2.6 billion of which $2.4 billion was included in Federally insured student loans, and the remainder was comprised primarily of deferred origination and premium costs and restricted cash.  The related liabilities of $2.3 billion at March 31, 2009, included $2.2 billion of Long-term secured borrowings while the remainder was included in Other liabilities.  The assets are restricted from being sold or pledged as collateral.  The cash flows from these assets may be used only to pay down the debt securities issued by the trust.

Under terms of all the trust arrangements, the Company has no obligations to provide financial support and has not provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	FFEL Program Loans	Private Education Loans	FFEL Program Loans	Private Education Loans

Principal amounts	$12,565,560	$2,227,073	$12,809,596	$2,286,745
Retained interests	944,147	164,219	1,042,766	174,661

The following table summarizes the Company’s securitization activity:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Securitization financings:
Student loans securitized (1)	$587,285	$1,993,213
Net proceeds from student loans securitized during the period	546,126	1,526,211

(1)	Amounts represent the value of the student loans securitized as of the securitization date.

The difference between student loans securitized and net proceeds received during the first quarter of 2009 primarily reflects $2.0 million of issuance costs and $39.1 million of required overcollateralization.  The difference between student loans securitized and net proceeds received during the first quarter of 2008 primarily reflects $337.0 million of then unissued notes, $4.5 million of issuance costs and $125.5 million of required overcollateralization.

The following table reflects amounts received from trusts related to securitization sales:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Cash received from trusts for servicing	$20,066	$18,932
Cash received from trusts on residual interests	53,859	24,326
Cash received from trusts on retained notes	781	–

During the three months ended March 31, 2009, the Company earned $19.9 million of contractually specified servicing fees as compared to $18.7 million for the three months ended March 31, 2008.  The Company also earned $0.7 million of interest on retained notes for the three months ended March 31, 2009.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$208,133	$199,112
Changes in fair value due to changes in inputs and assumptions	1,212	6,918
Other changes (1)	(8,547)	(8,965)
Balance at end of period	$200,798	$197,065

(1)	Amounts represent the effects of excess servicing income received and the passage of time.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which is recorded in Fee and other income:
	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
(Losses) gains related to residual interests	$(65,659)	$70,419
Servicing revenue net of valuation gains and losses on servicing assets	12,608	16,628
Mark-to-market gains (losses) on derivatives	53,578	(76,831)
Mark-to-market losses on retained notes	–	(2,856)
Net gains from securitization retained interests and related derivatives	$527	$7,360

The Company utilizes discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty. The discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate is the sum of a risk-free rate and a risk premium, which reflected the prevailing economic and market conditions as of March 31, 2009.  During the three months ended March 31, 2009, the Company increased the risk premium of its private education loan trust residual interests by 200 basis points to reflect the current level of cash flow uncertainty and lack of liquidity that exists in the market.  In addition, the risk-free component of the discount rate on all of the Company's residual interests increased by 47 basis points.

The Company has also lowered its future prepayment assumptions to reflect an overall slowdown in borrower prepayment activity. The Company believes that this slowdown is the result of the changes to the FFEL Program as well as the current economic downturn.  The impact of the change in the prepayment assumptions was a $12.2 million and $1.9 million mark-to-market gain on the Company’s residual interests and servicing assets, respectively, for the three months ended March 31, 2009.

The Company also recognized a mark-to-market loss on its residual interests as a result of the change in the fair value of the floor income embedded in the residual interest cash flows.  The change in the value of the embedded floor income is primarily due to changes in interest rates.  During the three months ended March 31, 2009, the mark-to-market loss on the floor income embedded in the Company’s residual interests was $56.8 million.

The key assumptions used to value the residual interests of securitized trusts were as follows:

	March 31,	December 31,
	2009	2008
Discount rates:
FFEL Program Consolidation Loans	10.83%	10.36%
FFEL Program Stafford and PLUS loan	10.83%	10.36%
Private education loans	15.83%	13.36%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.56% to 0.91%	0.77% to 1.10%
FFEL Program Stafford and PLUS loan	3.55%	6.54%
Private education loans	6.80%	8.88%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.27%	0.32%
FFEL Program Stafford and PLUS loan	0.53%	0.52%
Private education loans	0.83%	0.67%
Basis spread between LIBOR and CP rates	15 basis points	13 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.3% to 40.2%	2.3% to 40.2%
On time payments	0% to 35.2%	0% to 35.7%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

	March 31, 2009	December 31, 2008
Discount rates:
FFEL Program Consolidation Loans	4.37%	3.90%
Private education loans	4.87%	4.40%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.56% to 0.91%	0.77% to 1.10%
Private education loans	6.80%	8.88%
Weighted average servicing margin	22 basis points	23 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at March 31, 2009	$841,081	$200,798
Discount rate:
10% adverse change	(23,323)	(4,002)
20% adverse change	(44,751)	(7,864)
Constant prepayment rate:
10% adverse change	(4,972)	(1,379)
20% adverse change	(9,936)	(2,690)
Anticipated credit losses, net of insurance and guarantees:
10% adverse change	(5,021)	(959)
20% adverse change	(10,086)	(1,972)
Expected basis spread between LIBOR and Commercial Paper rate:
10% adverse change	(9,475)	–
20% adverse change	(18,939)	–
Borrower benefits – ACH:
10% adverse change	(3,413)	–
20% adverse change	(6,817)	–
Borrower benefits – on time payments:
10% adverse change	(10,673)	–
20% adverse change	(21,150)	–
Servicing margin:
10% adverse change	–	(22,664)
20% adverse change	–	(45,130)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Principal amounts	$14,792,633	$15,096,341
Delinquencies	599,179	658,538

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Credit losses, net of recoveries:	$2,778	$1,808

10.	FAIR VALUE (SFAS 156, 157 AND 159)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Assets:
Residual interests in securitized loans	$–	$841,081	$–	$942,807
Other assets	56,700	267,285	91,559	274,620
Total Assets	$56,700	$1,108,366	$91,559	$1,217,427

Liabilities:
Other liabilities	$404,802	$–	$488,563	$–

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

Retained Interests in Securitized Loans

The Company’s residual interests, servicing assets and retained notes in its off balance-sheet securitizations are classified as Level 3 instruments and utilize discounted cash flow models to measure the fair value. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty.  The market for subordinated notes similar to those retained by the Company is not currently active.  During the first quarter, the Company changed the discount rate assumptions used in the retained note discounted cash flow model from one based solely on non-binding broker quotes to ones that also consider other market indicators and are consistent with those used to determine the fair values of the Company’s residual interests and servicing assets.  All of the Company’s retained interests in off-balance sheet securitizations are recorded at fair value in the Consolidated Financial Statements.  For more information on loan securitizations, see Note 9.

The following table presents the changes in the Level 3 fair value category:

	March 31,
(Dollars in thousands)	2009	2008
Residual interests in securitized loans:
Balance at beginning of period	$942,807	$633,074
Total gains and losses (realized/unrealized) included in earnings
Interest income	17,792	15,672
Fee and other income	(65,659)	70,419
Purchases, issuances and settlements	(53,859)	(24,326)
Balance at end of period	$841,081	694,839

Unrealized (losses) gains relating to assets still held at the reporting date (1)	$(65,659)	$70,419

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$274,620	$199,112
Total gains and losses (realized/unrealized) included in earnings
Fee and other income	3,358	9,685
Purchases, issuances and settlements	(10,693)	(11,732)
Balance at end of period	$267,285	$197,065

Unrealized gains relating to assets still held at the reporting date (1)	$1,212	$6,918

(1)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These include assets such as loans held for sale that are measured at the lower of cost or fair value.

The fair value of loans measured at the lower of cost or fair value is determined using discounted cash flow models or contractual sales price when applicable. Such loans are generally classified in Level 3 of the fair value hierarchy as these discounted cash flow models utilize unobservable inputs, including discount rate, expected prepayment rates and expected credit losses.

At March 31, 2009 and December 31, 2008, the fair value of loans held for sale exceeded the cost basis of $2.2 billion and $1.1 billion, respectively.

11.	SHORT- AND LONG-TERM BORROWINGS

At March 31, 2009 and December 31, 2008, short- and long-term borrowings were outstanding under the terms of an Omnibus Credit Agreement with CBNA.  Under this agreement, the maximum aggregate credit available is $30.0 billion through December 31, 2009. If the agreement is not extended or replaced by that date, the borrowings outstanding at that date would continue to mature based on their originally contracted maturities, however the Company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the Company’s ability to fund future disbursements.  The cost of funding and maturities are negotiated on a borrowing-by-borrowing basis. The Omnibus Credit Agreement contains no material financial covenants or restrictions, other than the agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.  At March 31, 2009, the amount of credit available for additional short- and long-term borrowings under the Omnibus Credit Agreement was approximately $7.2 billion.

As of March 31, 2009 and December 31, 2008, the Company had $2.1 billion and $1.0 billion of short-term secured borrowings, respectively, with the Department as the result of the sale of participation interests in certain FFEL Program loans under the Participation Program.  At March 31, 2009, the total authorized borrowings of $2.1 billion were collateralized by $2.2 billion of FFEL Program Stafford and PLUS loans in the Company’s held for sale portfolio.  Loans funded under the Participation Program for the 2008-2009 academic year must be either sold to the Department pursuant to the Purchase Program or refinanced prior to its expiration on September 30, 2009.

At March 31, 2009 and December 31, 2008, the Company had $2.2 billion and $1.7 billion of long-term secured borrowings from securitization transactions, respectively.  The increase in secured borrowings was a result of the Company’s February 2009 on-balance sheet securitization.  Of the secured borrowings at March 31, 2009 and December 31, 2008, $0.2 billion is denominated in Euros and an additional $0.1 billion of notes remains available for issuance.  At March 31, 2009, the total authorized borrowings of $2.3 billion were collateralized by $2.4 billion of FFEL Program loans.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.  See Note 9 for additional information regarding collateralized assets and associated liabilities related to these secured borrowings.

As of March 31, 2009, $3.0 billion of the Company’s outstanding borrowings under the Omnibus Credit Agreement included derivatives embedded in the respective funding transactions. These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation.

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these matters would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

13.	RESTRUCTURING AND RELATED CHARGES

During 2008, under its then existing severance policy, the Company announced two restructuring initiatives in an effort to prudently manage the business through the unprecedented market conditions and to strategically reposition its business to benefit from certain products, channels, and operational structure while strategically deploying capital resources.

As a result of these initiatives, the Company recorded restructuring and related charges of $12.4 million during 2008.  These charges consisted of severance related costs of $11.8 million and non-cash charges associated with the impairment of software assets totaling $0.6 million.  At March 31, 2009, the Company had a liability of $1.1 million related to this restructuring remaining in Other liabilities.  This represents a $3.9 million decrease from $5.0 million at December 31, 2008, which was primarily the result of severance payments made during the first quarter of 2009.  At March 31, 2009, a majority of the affected employees had been terminated, with the remaining terminations expected to be completed by the second quarter of 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause The Student Loan Corporation’s (the Company) actual results to differ materially from those the Company expects, including, but not limited to:

•
the effects of legislative and regulatory changes that affect the demand for and interest rates on student loans, especially the establishment of certain fixed rates of interest on Federal Family Education Loan (FFEL) Program loans, as well as the President’s 2010 budget proposal which could eliminate the FFEL Program;

•	the availability and amount of loan subsidies and any effect on the Company’s interest rate spreads;

•	the availability of alternative financing options to students and their parents, including competitive products offered by other lenders;

•
the effects of changes in accounting standards, including without limitation the Financial Accounting Standards Board’s (FASB) proposed changes to Statement of Financial Accounting Standards SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, as amended (SFAS 140) and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, revised December 2003 (FIN 46(R));

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans;

•	the success of the Company’s strategic repositioning efforts;

•	the Company’s ability to obtain funding on acceptable terms, including borrowings from Citibank, N.A.(CBNA), government funding programs, securitizations and whole loan sales;

•	the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures; and

•	the cost of education;

•	general economic conditions, including without limitation the performance of financial markets;

•
changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves;

•	the performance of the Company’s loan portfolio servicers, insurers and risk-sharers;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations;

•	loan origination costs;

•	the volume of loan consolidations;

•	the success of the Company’s marketing efforts, especially its electronic marketing efforts.

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes and the Company’s 2008 Annual Report on Form 10-K.

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

Results of Operations – a review of the Company’s results of operations for the three months ended March 31, 2009 and 2008 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators of student loans offering a full array of student loan products to students and their parents. The Company was incorporated in 1992 under the laws of the State of Delaware. CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).  The majority of the Company’s loans are originated and guaranteed under the FFEL Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company, which has a trust agreement to originate loans through CBNA, is an originator, manager and servicer of student loans, including loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.  The Company is committed to providing exceptional service to borrowers and schools, offering competitive and innovative products with solutions that allow students and their families to finance the education of their choice.  The Company also differentiates itself from its competitors by offering life of loan servicing on most loans.

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

The Company maintains programs to securitize certain portfolios of student loan assets.   Under the Company’s securitization programs, transactions qualifying as sales are off-balance sheet transactions, in which loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust, giving rise to a gain or loss on sale. The Company also enters into similar securitization transactions that do not qualify for sale treatment and accordingly, are accounted for as secured borrowings.  These secured borrowings do not give rise to a gain or loss on sale.

Historically, loan securitizations and whole loan sales have contributed significantly to the Company’s earnings.  From year to year, the Company’s earnings have been and continue to be impacted by the number, size and profitability of asset sales and securitizations.  These factors vary from period to period based on market conditions and the Company’s operational strategies.  Due to disruptions in the asset-backed securitization markets, the Company has decreased both its number of off-balance sheet securitizations and the volume of loans securitized. In April 2008, the FASB proposed changes to Statement SFAS No. 140 that would make it more difficult for securitizations to qualify for off-balance sheet treatment. This could result in the consolidation of assets previously sold to unconsolidated securitization entities and eliminate future securitization gains. This proposed revision could be effective as early as January 2010.

The Company has historically funded its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and through loan securitizations.  Under the Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  Since December 2008, the Company has been utilizing funding available under the Department’s Loan Participation Purchase Program (the Participation Program) established under the The Ensuring Continued Access to Student Loans Act of 2008 (ECASLA). In 2009, the Company anticipates selling eligible loans to the Department under the Loan Purchase Commitment Program (the Purchase Program) and to access additional funding through the Asset Backed Commercial Paper Conduit program (the ABCP Conduit) supported by the Department.  See Business Highlights below and Liquidity and Capital Resources on page 33 for further details.

The Company’s earnings are impacted by valuation changes on its subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests) from off-balance sheet securitizations.  The fair value of the Company’s retained interests fluctuate based on factors such as interest rate changes, prepayment and default rates and regulatory changes.  Other factors that may impact earnings include loan servicing revenue and loan servicing costs, changes in applicable laws and regulations, alternative financing options available to students and their parents, and competition.

Business Highlights

During the first quarter of 2009, continued deterioration in the financial markets had negative consequences to the Company’s operations.  These external forces contributed to net interest margin compression driven by:

•	continued divergence between the 90-day CP rate, which determines special allowance payments, and LIBOR, which is the basis of the Company’s funding;

•	refinancing of maturing debt at higher premiums over LIBOR; and

•	the impact of regulatory changes, particularly the reductions of special allowance payments contained in the College Cost Reduction and Access Act (CCRA Act).

Net interest income of $58.1 million for the first quarter of 2009 was $23.4 million (29%) lower than the same quarter of 2008. This decrease was mainly the result of a decrease in net interest margin, offset in part by higher average loan balances. Net interest margin for the quarter was 0.84%, 52 basis points lower than the same quarter of 2008. The primary driver for this decrease in margin is the higher cost of funds resulting from the refinancing of maturing term debt with less favorable terms, resulting in higher credit premiums over LIBOR, which decreased the Company’s net interest income by $43.5 million.  In addition, there has been a significant divergence between the CP rate, which determines special allowance payments, and LIBOR, which is the basis of the Company’s funding. This divergence between CP and LIBOR further decreased net interest income by $21.0 million.

During the twelve-month period ended March 31, 2009, the Company’s managed student loan portfolio grew by $4.9 billion (13%) to $44.0 billion, reflecting the Company’s continued strong origination performance and higher Stafford loan limits.  The managed portfolio includes $27.3 billion of Company-owned loan assets and $16.7 billion of loans serviced on behalf of securitization trusts or other lenders. Originations for the quarter included FFEL Program Stafford and PLUS originations of $2.2 billion, a 16% increase from the same quarter of 2008.  The Company also made new CitiAssist® loan commitments of $0.6 billion, which was 1% lower than the same quarter of 2008.

During the first quarter of 2009, the Company obtained approximately $1.1 billion of funding through the Participation Program.  The Company was also able to secure additional funding of approximately $0.5 billion through the issuance of asset-backed securities during the first quarter of 2009.

On April 15, 2009, the Company’s Board of Directors declared a second quarter dividend on the Company’s common stock of $0.35 per share, down from the previous quarter’s dividend of $1.43.  This decrease is a result of the impact of external economic conditions on the Company’s results of operations.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition. Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ from those estimates. The most significant of these critical estimates and judgments are those used to account for student loan securitizations, the value of related retained interests and allowance for loan losses, which are more fully described in the Company’s 2008 Annual Report on Form 10-K. See the Notes to the Consolidated Financial Statements for more information on the Company’s accounting estimates.

Financial Condition

Loans

At March 31, 2009, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, a portfolio of loans held for sale and related deferred costs.

See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.
Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	March 31, 2009	December 31, 2008
Owned loans	$27,366	$25,643
Managed loans	44,043	42,107

	Year to Date Average Balances
(Dollars in millions)	March 31, 2009	December 31, 2008
Owned loans	$27,023	$24,316
Managed loans	43,759	39,938

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

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008
Retail:
FFEL Program Stafford and PLUS loan disbursements	$2,192	$1,894
CitiAssist loans disbursed under commitments to purchase (1)	643	649
Total Retail	2,835	2,543
Loan consolidation and other secondary market volume	30	541
Total Originations	$2,865	$3,084

(1)	This amount consists of the CitiAssist loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

In response to the dislocation in the capital markets and federal legislation, the Company significantly reduced, and in some cases discontinued, its less profitable retail, wholesale and consolidation loan origination activities.  Despite these actions, the Company’s FFEL Program originations have continued to increase, primarily a result of an increase in the annual and aggregate Stafford borrowing limits, the withdrawal of many lenders from the FFEL Program and overall growth in the marketplace. CitiAssist loan disbursements were flat relative to the same period in 2008, reflecting both the increase in Stafford borrowing limits and the Company’s refined underwriting standards.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At March 31, 2009 and December 31, 2008, the private education loans disbursed and still held by CBNA were $1.5 billion and $1.0 billion, respectively.

Generally, loans are not specifically purchased or originated for resale, and accordingly are recorded in the Company’s portfolio. However, certain loans originated subsequent to December 5, 2008 have been originated directly into held for sale as the Company anticipates that these loans will be sold to the Department under the Purchase Program.  Of the $2.2 billion of FFEL Program loans originated during the first quarter of 2009, the Company classified $1.2 billion as held for sale.  Management continually assesses its future securitization and loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s near term sale and securitization requirements.

Allowance for loan losses

The Company categorizes allowance for loan losses as FFEL Program, Insured CitiAssist, Uninsured CitiAssist Standard and Uninsured CitiAssist Custom.  Uninsured CitiAssist Standard is primarily comprised of CitiAssist loans that have been approved based on standard underwriting criteria and were originated on or after January 1, 2008.  Uninsured CitiAssist Custom is primarily comprised of loans made to non-traditional students or loans with less stringent underwriting standards.

The Company’s allowance for loan losses at March 31, 2009 losses was significantly higher compared to the balance at March 31, 2008.  This was primarily the result of increases in the allowance allocated to the Uninsured CitiAssist Custom portfolio during 2008.  However, the provision for loan losses decreased by $4.2 million for the three months ended March 31, 2009 compared to the same period in 2008 as asset quality and loan charge-offs have stabilized since December 31, 2008.  The Company’s allowance for loan losses has increased by $1.1 million since December 31, 2008.  The increase was due to an additional $3.1 million for credit deterioration, partially offset by charge-offs of $2.2 million for loans from a bankrupt proprietary school for which a separate reserve had been established in the prior year.  The Company expects charge-offs will continue to increase as a result of the expected seasoning of the higher risk Uninsured CitiAssist Custom portfolio as loans transition into repayment as well as credit deterioration.  The Company has discontinued almost all new Uninsured CitiAssist Custom originations.  While the national unemployment rate for the civilian institutional population age 25 or over with a four-year degree or higher continues to run at approximately one-half the national overall average, the rate continues to trend upward.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period
FFEL Program	$14,445	$12,312
Insured CitiAssist	8,512	3,214
Uninsured CitiAssist Standard	11,891	–
Uninsured CitiAssist Custom	75,481	26,589
	$110,329	$42,115
Provision for loan losses
FFEL Program	$3,371	$4,205
Insured CitiAssist	3,858	3,484
Uninsured CitiAssist Standard	3,082	1,161
Uninsured CitiAssist Custom	10,831	16,462
	$21,142	$25,312
Charge offs
FFEL Program	$(2,973)	$(3,276)
Insured CitiAssist	(2,420)	(1,367)
Uninsured CitiAssist Standard	(636)	–
Uninsured CitiAssist Custom	(16,896)	(10,107)
	$(22,925)	$(14,750)
Recoveries
FFEL Program	$–	$–
Insured CitiAssist	–	–
Uninsured CitiAssist Standard	–	–
Uninsured CitiAssist Custom	2,831	2,075
	$2,831	$2,075

Balance at end of period
FFEL Program	$14,843	$13,241
Insured CitiAssist	9,950	5,331
Uninsured CitiAssist Standard	14,337	1,161
Uninsured CitiAssist Custom Programs	72,247	35,019
	$111,377	$54,752

The Company’s best estimate for the allowance for loan losses includes all losses at each reporting period that are both probable and estimable.  However, no assurance can be provided that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher level of provision for loan losses will not be required.  The Company’s total allowance for loan losses is available to absorb probable credit losses inherent to all of the Company’s owned loans.

Private Education Loans

The Company’s private education loan portfolio is not guaranteed by the federal government. Although private education loans do not carry a federal government guarantee, the Company purchased private insurance on 74% of the outstanding balances of these loans through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC), and on 2% of the outstanding balances of these loans through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

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

Since 2003, UGCIC/NHIC has insured the Company for maximum portfolio losses ranging from 12.5% to 13.5%. The Company is exposed to 100% of losses that exceed these thresholds.  While these losses are not currently forecast to exceed these thresholds, if deterioration in market conditions continues, losses could be higher than expected.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  No payments are currently expected to be made in 2009.  The Company ceased insuring new CitiAssist Standard loans in January 2008.

At March 31, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. On March 2, 2009, NHIC’s Standard & Poor’s rating outlook was revised from Watch Negative to Negative.  Moody’s has not changed its rating for NHIC since May 22, 2008. UGCIC is not rated by Standard & Poor’s.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2. These negative factors are somewhat mitigated by AIG’s explicit support agreements with UGCIC.  AIG has no legal obligations to the Company.  Since September 2008, the US Treasury and the Federal Reserve have continued to provide extraordinary external support to AIG in light of its status as a systemically important financial institution.  Both NHIC and UGCIC continue to make claim payments as agreed.  Any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Information on private education loans, including delinquency and insurance coverage, is shown in the table below:

	March 31, 2009				December 31, 2008
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$4,542,484	$484,534	$899,553	$5,926,571	$4,541,439	$409,686	$910,420	$5,861,545
Private education loans in repayment	2,250,303	212,250	588,494	3,051,047	2,183,558	181,384	587,634	2,952,576
Private education loans in forbearance	311,153	35,804	57,444	404,401	213,479	26,402	40,265	280,146
Percent of private education loans that are delinquent 30 - 89 days	2.6%	1.2%	5.1%	3.0%	2.3%	1.0%	4.2%	2.6%
Percent of private education loans that are delinquent 90 days or more	2.2%	0.5%	1.9%	2.0%	1.6%	0.1%	1.2%	1.4%
Allowance for loan losses	$9,950	$14,337	$72,247	$96,534	$8,512	$11,891	$75,481	$95,884
Private education loans covered by risk-sharing agreements with schools	–	–	465,644	465,644	–	–	474,481	474,481
Year to date average of private education loans in repayment	2,219,856	198,379	587,671	3,005,906	1,639,070	103,025	494,416	2,236,511
Year to date average of private education loans in repayment and forbearance	2,482,019	227,490	637,393	3,346,902	1,840,280	116,403	528,241	2,484,924
Year to date net credit losses as a percentage of average loans in repayment	0.1%	0.3%	2.4%	0.6%	0.5%	0.2%	9.8%	2.6%
Year to date net credit losses as a percentage of average loans in repayment and forbearance	0.1%	0.3%	2.2%	0.5%	0.48%	0.2%	9.2%	2.3%
Allowance as a percentage of total loan balance	0.2%	3.0%	8.0%	1.6%	0.2%	2.9%	8.3%	1.6%
Allowance as a percentage of total loans in repayment	0.4%	6.8%	12.3%	3.2%	0.4%	6.6%	12.8%	3.3%
Coverage of net credit losses in years	1.0	5.6 (1)	1.3	1.4	1.0	48.1 (1)	1.6	1.7

(1)	The allowance for loan losses on this portfolio takes into account loans that have not entered into repayment.

Forbearance usage increased during the quarter consistent with expected seasonal trends.  Such seasonality resulted from traditional student borrowers graduating and entering repayment in the fourth quarter of each year.  Some of these new repayment borrowers experience difficulties making their initial payments and request forbearance. Forbearance is a key collection tool for borrowers willing to make payments but experiencing temporary financial difficulties.  Currently, borrowers are generally limited to 12 months of cumulative forbearance time over the life of the loan.  Borrower performance after using forbearance is monitored and the tool has proven to be effective in preventing defaults.  The Office of the Comptroller of the Currency (OCC) is currently reviewing private student loan forbearance policies at banks and other financial institutions, including the Student Loan Corporation.  The OCC may require policy changes, including but not limited to reducing the maximum cumulative forbearance permissible.

The Uninsured Custom loans at March 31, 2009 include $188.0 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s on-balance sheet portfolio:

	Three Months ended
	March 31,
	2009	2008
Student loan yield	3.27%	5.98%
Consolidation loan rebate fees	(0.24)%	(0.29)%
Accreted interest on residual interests	0.25%	0.26%
Amortization of deferred loan origination and purchase costs	(0.32)%	(0.43)%
Net yield	2.96%	5.52%
Cost of funds (1)	(2.12)%	(4.16)%
Net interest margin	0.84%	1.36%

(1)       Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. Most FFEL Program loans qualify for special allowance payments (SAP) from the federal government. Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP.  For loans originated on or after April 1, 2006, the Company must return excess interest to the federal government.  The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will grow gradually over time as the amount of loans originated after October 1, 2007 increases relative to the Company’s overall portfolio.

The Company’s cost of funds is primarily based on three month LIBOR plus an incremental credit spread.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit spreads affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit spreads are fixed based on market rates at the time of borrowing.

In contrast, the Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or the Prime rate (private education loans) plus an incremental credit spread.  The Company has the ability to set credit spreads on its private education loans to reflect current market conditions at origination.  However, credit spreads earned on FFEL Program loans are prescribed under the Higher Education Act.

The Company’s net interest margin decreased by 52 basis points during the three month period ended March 31, 2009 compared to the same period last year. The decrease in margin was attributable to decreases in the student loan yield that exceeded decreases in the Company’s cost of funds. The yield on the Company’s student loan assets decreased primarily due to an overall decline in interest rates, but was also affected by a significant divergence between the 90-day CP rate, which determines special allowance payments, and three month LIBOR, which is the basis of the Company’s funding. In response to this, the Department modified the manner in which it determined SAP for the fourth quarter of 2008, but did not make a similar modification for the first quarter of 2009. This divergence between CP and LIBOR further decreased net interest income by $21.0 million.

The cost of funds was also impacted by the overall decline in interest rates, although this impact was partially offset by increases in credit premiums incurred as the Company refinanced maturing term debt under less favorable conditions. This adverse trend towards higher credit spreads, which decreased the Company’s net interest income by $43.5 million, is expected to continue as more of the Company’s debt is refinanced under the existing unfavorable market conditions.  Because product pricing is fixed at origination, spread increases on refinanced debt have caused and are expected to continue to cause net interest margin compression on the Company’s pre-existing loan portfolio. In an effort to mitigate this compression, the Company continuously refines its product pricing to reflect current market conditions and has reduced certain borrower incentive programs for new originations.  In addition, the Company began borrowing under the Participation Program in December 2008 and is preparing to participate in the Purchase Program and the ABCP Conduit to fund FFEL Program loans in 2009. See Legislation and Regulations on page 34 and Liquidity and Capital Resources on page 33, for further details.

At March 31, 2009 and 2008, the outstanding borrowings had contractual weighted average interest rates of 1.8% and 3.9%, respectively.

Rate/Volume Analysis

The following table shows the factors contributing to changes in net interest income (interest income less interest expense) year-over-year, due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the three months ended March 31, 2009 vs. the three months ended March 31, 2008
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$53.7	$(179.3)	$(125.6)
Interest bearing liabilities	49.3	(151.5)	(102.2)
Net interest income	$4.4	$(27.8)	$(23.4)

Three Months Ended March 31, 2009

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$58,078	$81,447	$(23,369)	(29)%
Provision for loan losses	(21,142)	(25,312)	4,170	16%
Gains on loans sold and securitized	–	1,455	(1,455)	(100)%
Fee and other income	6,958	11,459	(4,501)	(39)%
Operating expenses	(34,859)	(44,135)	9,276	21%
Provision for income taxes	(1,507)	(9,680)	8,173	84%
Net income	$7,528	$15,234	$(7,706)	(51)%
Total operating expenses as a percentage of average managed student loans	0.32%	0.46%	0.14%
Return on average equity	2.0%	3.8%	(1.8)%
Effective tax rate	16.7%	38.9%	22.2%

Net interest income

Net interest income of $58.1 million for the three months ended March 31, 2009 decreased by $23.4 million compared to the same period in 2008. This decrease was mainly the result of reduced net interest margin, partially offset by higher average loan balances. The net interest margin for the three months ended March 31, 2009 was 0.84%, a 52 basis point decrease in margin as compared to the same period in 2008.  This decrease was primarily the result of higher average credit premiums over LIBOR, which are less favorable on the Company’s new borrowings. See Factors Affecting Net Interest Income on page 29 for further information.

Gains on loans sold

Due to minimal loan sales during the first quarter of 2009, the Company did not have any gains on loans sold for the three months ended March 31, 2009.  Loan sales have continued to decrease significantly in comparison to the same period in 2008 due to the overall degradation of credit market conditions, which has virtually eliminated the market for whole loan sales.

Fee and other income

Fee and other income was $7.0 million for the three months ended March 31, 2009 as compared to $11.5 million for the same quarter of 2008. The decrease in fee and other income was due to a decrease in net gains on the Company’s securitization retained interests and related derivatives of $6.8 million, primarily due to reduced interest margins and an increase in discount rates, partially offset by lower prepayments experienced on the Company’s off-balance sheet securitized loans. See Critical Accounting Estimates on page 24 and Note 9 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests. For more information on the Company’s derivative agreements, see Note 8 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $34.9 million for the first quarter ended March 31, 2009 were $9.3 million lower than same quarter of 2008.  The Company’s operating expense ratio for the first quarter was 0.32%, 14 basis points lower than the same quarter of 2008, reflecting the effects of the Company’s strategic realignment activities and cost reduction initiatives.

Provision for loan losses

The provision for loan losses decreased by $4.2 million for the three months ended March 31, 2009 as compared to the same period in 2008.  The decrease was primarily the result of specific allowance builds for the Uninsured CitiAssist Custom portfolio during 2008 which declined during 2009, partially offset by increases in net credit losses.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 25.

Provision for income taxes

The Company’s effective tax rate during the first quarter of 2009 was 16.7%, compared to 38.9% in the same quarter of 2008. This decrease in the effective tax rate primarily reflects a $0.9 million reduction of current tax liabilities related to prior periods. In addition, the Company updated its blended statutory rate for 2009, which resulted in a current period tax benefit of $0.7 million for the revaluation of deferred income taxes.

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through the establishment of trusts, which purchase loans from the Company and sell notes backed by those loans.  The Company has historically relied on securitizations to assist in funding new loan origination activities. Securitizations that qualify for sales treatment are referred to as off-balance sheet transactions and those that do not qualify for sales treatment are included in the Company’s Consolidated Balance Sheets.  The Company generally retains a residual interest in, as well as the servicing rights on, its off-balance sheet transactions.

The Company completed one securitization financing during the first quarter of each 2009 and 2008.  The following table summarizes the Company’s securitization activity during these periods:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Securitization financings:
Student loans securitized (1)	$587,285	$1,993,213
Net proceeds from student loans securitized during the period	546,126	1,526,211

(1)	Amounts represent the value of the student loans securitized as of the securitization date.

The difference between student loans securitized and net proceeds received during the first quarter of 2009 primarily reflects $2.0 million of issuance costs and $39.1 million of required overcollateralization.  The difference between student loans securitized and net proceeds received during the first quarter of 2008 primarily reflects $337.0 million of then unissued notes, $4.5 million of issuance costs and $125.5 million of required overcollateralization.

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Total off-balance sheet student loans securitized (1)	$14,792,633	$15,096,341
Total on-balance sheet student loans securitized (2)	2,431,948	1,890,139
Total secured borrowings related to on-balance sheet securitization	2,227,293	1,727,744
Residual interests from off-balance sheet student loans securitized	841,081	942,807
Servicing assets from off-balance sheet student loans securitized	200,798	208,133

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of March 31, 2009 and December 31, 2008, respectively.

(2)	Amounts include securitized loan balances from two on-balance sheet securitization as of March 31, 2009 and one as of December 31, 2008, respectively.

For further information on the Company’s student loan securitizations, see Notes 1 and 9 to the Consolidated Financial Statements.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well as derivative agreements which are described in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP received from the federal government, securitizations and funding under the Omnibus Credit Agreement and the Participation Program are the Company’s primary sources of cash.  The Company’s primary uses of cash are new loan originations, funding operating expenses and repayment of debt.

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations, but has recently begun participating in the Department’s Participation Program. The Company is also preparing to begin selling eligible loans to the Department under the Purchase Program and to access funding through the ABCP Conduit supported by the Department.  The Company may shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The Omnibus Credit Agreement expires on December 31, 2009.  The Company is currently negotiating a new agreement with CBNA to replace the existing agreement. If the agreement is not extended or replaced by that date, the borrowings outstanding at that date would continue to mature based on their originally contracted maturities.  However, the Company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the ability to fund future disbursements.  Borrowings under the Ominbus Credit Agreement account for 84% of the Company’s aggregate borrowings.  Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  Hence the cost of borrowing is affected by market conditions and, as such, future borrowing rates may vary and the Company’s total funding cost can increase as maturing debt is refinanced with new borrowings. The agreement provides a maximum aggregate credit limit for combined short- and long-term borrowings of $30.0 billion. Although the Omnibus Credit Agreement contains no material financial covenants or restrictions, these may be incorporated into the terms of future borrowings. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.

At March 31, 2009, the amount of credit available under the Omnibus Credit Agreement was approximately $7.2 billion.  As of March 31, 2009, the Company had $14.2 billion of short-term borrowings outstanding under the Omnibus Credit Agreement.  The interest rates on renewals of these borrowings are expected to be significantly higher and other terms may be less favorable than the Company’s prior borrowings.  See Risk Factors on page 38 for additional information.

Despite the adverse conditions within the credit markets, the Company was able to successfully execute one on-balance sheet securitization during the first quarter of 2009. The Company used the $0.5 billion of net proceeds to fund its new loan disbursements and other operating activities.

During the first quarter of 2009, the Company obtained an additional $1.1 billion of funding through the Participation Program.  This program provides the Company with an additional source of funding on qualifying FFEL Program loans originated during the 2008 – 2009 and 2009 – 2010 academic years at a rate of CP plus 50 basis points.  As of April 30, 2009, the Company had funded $2.4 billion of loans under the Participation Program.  The loans funded under the Participation Program for the 2008 - 2009 academic year must be refinanced on or before September 30, 2009 or the participated loans may be sold to the Department through the Purchase Program.  The Company anticipates selling all of the loans funded by the Participation Program to the Department through the Purchase Program; and accordingly, at March 31, 2009 these loans have been classified as held for sale.  See Legislation and Regulations on page 34 for further details.

The Department is supporting the establishment of a multi-lender asset-backed commercial paper conduit, or the ABCP Conduit. The ABCP Conduit’s intent is to provide additional liquidity support to the FFEL Program loan market via the creation of a multi-seller asset-backed commercial paper conduit that purchases Stafford/PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009.  Purchases of loans from lenders would be funded indirectly through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at reasonable spreads. In the event the commercial paper issued cannot be reissued or “rolled” at maturity and the conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the ABCP Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the ABCP Conduit at a predetermined price.  In addition to providing financing at more normalized levels, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs. The Company anticipates having approximately $11 billion of Stafford/PLUS loans that would be eligible for the ABCP Conduit through the remainder of 2009. The actual amount funded through this program will be dependent on market conditions, the total capacity of the conduit and industry demand for the conduit funding.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use.  Cash expenditures for equipment and computer software totaled $1.8 million and $2.6 million for three months ended March 31, 2009 and 2008, respectively.

In November 2008, the Federal Reserve Board authorized the Term Asset-Backed Securities Loan Facility (TALF) to provide additional liquidity support to the asset-backed securities market.  Under TALF, the Federal Reserve Bank of New York extends loans to investors to purchase AAA-rated asset-backed securities, including those backed by student loans.  In May 2009, the Federal Reserve Board authorized TALF loans with maturities of five years, in contrast to previous authorizations which limited the term of TALF loans to three years. This term more closely matches the tenor of student loan asset-backed securities. Accordingly, the Company anticipates that this extension may positively impact credit spreads on future securitization transactions.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities. The Company expects new loan disbursement volumes to be funded via the various sources described above.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company. Management currently considers liquidity and capital to be sufficient to meet the Company's anticipated requirements for the next twelve months and based on the Company's expectation that it will enter into a new funding agreement with CBNA before the 2009 expiration of the Omnibus Credit Agreement.

Legislation and Regulations

Current Legislative and Regulatory Impacts

In February 2009, the Department began holding the first in a series of negotiated rulemaking sessions with industry representatives to develop federal regulations to support the H.R. 4137, the Higher Education Opportunity Act of 2008 (HEOA) provisions.  Sessions are scheduled to continue into May.  Although final regulations are not yet available, the Company is aggressively assessing and modifying its systems and processes as necessary, based on the statutory language, to ensure its ongoing compliance with the Higher Education Act as amended by the HEOA.

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives, “A New Era of Responsibility”.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans.  If the President's proposals are accepted and subsequently enacted into law, student lenders would cease making FFEL Program loans in July of 2010.  The House and Senate passed the Full Year 2009 budget resolution (S. Con. Res 13) on April 29, 2009.   The resolution includes the President’s proposals related to student lending, however further legislation would be required in order to effect any changes to the FFEL Program.

Historical Legislative and Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act, which governs the FFEL Program, have reduced the interest spread earned by holders of FFEL Program loans. The most significant such amendment was the CCRA Act, which was signed into law on September 27, 2007.  This has contributed to an overall reduction in yields as new, lower yielding loans are added to the portfolio and older, more profitable loans are repaid. In addition, amendments to the Higher Education Act authorized the enactment of the Federal Direct Student Loan Program (Direct Lending) which private lenders, such as the Company, are not eligible to participate in and which directly competes with the FFEL Program in originating student loans.

The Ensuring Continued Access to Student Loans Act (ECASLA) was signed by President Bush on May 7, 2008. This law, among other things, allows the Department to purchase qualifying Stafford and PLUS loans during the 2008-2009 academic year.  It was enacted to respond to the belief that there was a problem for students attempting to obtain FFEL Program loans due to lenders partially or wholly withdrawing from the FFEL Program market as a result of the liquidity constraints in the capital markets, higher costs of funds and the effects of the CCRA Act.  Other provisions of this law include increased annual and aggregate Stafford borrowing limits; provides Parent PLUS loan borrowers the option of postponing payments on the loan while the students are enrolled and for six months after the student's last day of at least half-time enrollment; and authority for the Department to purchase FFEL Program loans from current holders, provided that the proceeds are reused in the FFEL Program.  On July 3, 2008, the Company filed a required Notice of Intent to Participate with the Department.  The Company received its initial funding through the Participation Program on December 5, 2008 and began participating loans on that same date.

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

The HEOA was signed into law on August 14, 2008. Along with revisions to the Higher Education Act, it also reauthorized the federal student loan programs through 2014.  Many of the provisions of the HEOA were effective as of the date of enactment, with others taking effect July 1, 2009. The majority of the provisions pertain to increasing consumer awareness by increasing the amount of information that must be disclosed to borrowers throughout the lifecycle of the loan.

On October 23, 2008, the Department issued final regulations, published at Federal Register Vol. 73, No. 206, which were needed to implement provisions contained in the CCRA. The majority of the content of this regulatory package pertains to the new income-based repayment option that is effective July 1, 2009. This income-based repayment plan is available to most Direct Lending and FFEL Program borrowers. It provides for a monthly payment amount based on the borrower’s adjusted gross income, family size and the poverty line for the borrower’s state of residence and forgives any remaining balance after 25 years of qualifying payments.  The Company is actively working to implement system and procedural changes needed to begin providing borrowers with this new repayment option.

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

	March 31,
(Dollars in millions)	2009		2008
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(10.7)	$22.1	$(6.0)	$4.2

In addition, the Company has exposure to uneven shifts in interest rate curves, primarily the CP to LIBOR spreads. The Company, through its Asset/Liability Management Committee, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2009 solely due to the existence of a material weakness in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) related to accounting for income taxes.

(b)	Internal Control Over Financial Reporting

In the process of preparing the Company’s consolidated financial statements for the three months ended March 31, 2009, management identified a material weakness in internal control over financial reporting in the design and monitoring of the Company’s processes to analyze, record, value and reconcile current and deferred income tax accounts. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The Company’s management believes that it is reasonably possible that the current internal controls over financial reporting may not have prevented or detected errors relating to its current and deferred income tax accounts that could have been material, either individually or in the aggregate. These deficiencies did not result in the restatement of any prior period financial statements as the out-of-period adjustments identified were immaterial.

In an effort to compensate for the internal control deficiencies surrounding accounting for income taxes and ensure that the consolidated financial statements for the three months ended March 31, 2009 were free from material misstatement, the Company increased management oversight over the calculation and reporting of income taxes, performed additional analysis and reconciliations, and recorded necessary adjustments.

To remediate the material weakness, the Company plans to:

•	re-evaluate the level of resources dedicated to tax accounting and reporting and augment as necessary;

•
implement clear policies and sustainable processes for calculating, reconciling and reviewing tax accounts, including streamlining and improving control over spreadsheets, to ensure accuracy of these accounts; and

•	strengthen communication between the Company’s tax advisors and its controllers group.

Except as expressly noted above in this Item 4(b), there has not been any change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  Risk Factors

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 21.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We are updating certain of those risk factors below to discuss how the risk presented in the current economic environment may impact the Company. The discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results. These factors include, among others, natural disasters, acts of terrorism and epidemics.

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

Historically, CP and LIBOR rates have been highly correlated, with the average spread generally falling in the range of 10 – 12 basis points.  Over the past year, the spread between these two indices has been highly volatile, particularly since the implementation of the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF) in the third quarter of 2008.  To the extent that CP falls significantly in relation to LIBOR, the Company’s net interest margin and the fair value of its residual interests will be adversely affected.  See Results of Operations - Factors Affecting Net Interest Income - Net Interest Margin Spread Analysis on page 29 for further information about the impact that the divergence between CP and LIBOR has had on the Company’s net interest margin.

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

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•	Lender – The Omnibus Credit Agreement provides funding up to $30.0 billion through December 31, 2009. At March 31, 2009, the Company had outstanding borrowings under this agreement of $22.8 billion.

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

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses for management reporting purposes: Citicorp, which will be comprised of Citigroup’s core businesses, and Citi Holdings, which will be comprised of non-core businesses.  The Company will be included within Citi Holdings.  The Company does not currently expect this organizational realignment to adversely affect the Company's business or its operations, but there can be no assurance that future decisions with respect to the Company as a non-core business will have no impact on the Company or its relationships and transactions with CBNA or its affiliates.

Liquidity is essential to the Company’s business, and the Company relies on external sources, including the Omnibus Credit Agreement, capital markets, and government programs to fund its balance sheet.  Failure to secure cost-effective funding would adversely impact the Company’s ability to fund student loan originations and could materially increase the Company’s cost of funds.

Uninterrupted access to liquidity is essential to the Company’s business.  The Company’s liquidity and funding has been, and could continue to be, materially adversely affected by factors the Company cannot control, such as the continued general disruption of the financial markets or negative views about the financial services industry in general.

Adverse market conditions have also significantly increased the credit spreads on the Omnibus Credit Agreement borrowings, which are negotiated on a borrowing-by-borrowing basis.  The credit spreads of these borrowings are highly dependent on the cost of funds to CBNA, which is in turn dependent on CBNA’s own access to capital markets (through Citigroup), its ability to manage deposits and its other sources of liquidity and funding.  These are, in turn, highly dependent on the credit ratings of Citigroup and CBNA.  A reduction in Citigroup’s or CBNA’s credit ratings could have a negative impact on the availability and cost of funds to CBNA and consequently to the Company for new borrowings under the Omnibus Credit Agreement.  Given the current market conditions, as future funding transactions are executed under the Omnibus Credit Agreement, funding costs are expected to rise further.  The Company is currently negotiating a new agreement to replace the existing agreement with CBNA, which expires on December 31, 2009.  If the agreement is not extended or replaced by that date, the borrowings outstanding at that date would continue to mature based on their originally contracted maturities. However, if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries, the Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable.  In addition, the Company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the Company’s ability to fund future disbursements.

In addition, since the latter half of 2007, the dislocation and illiquidity in the asset-backed securities and credit markets have adversely impacted the Company’s securitization activities.  To the extent that these market conditions continue, they are likely to have a further adverse impact on the Company’s ability to execute future securitization transactions that provide favorable pricing.  Current market conditions have impeded the Company’s ability to complete off-balance sheet securitization transactions that result in a gain, and have had a negative impact on credit spreads on secured borrowings through on-balance sheet securitizations.  In addition, the current economic downturn and the high level of volatility in the spread between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR) could adversely affect existing securitization trusts sponsored by the Company. If any of these trusts were to default on its obligations to noteholders, the Company’s ability to execute future securitization transactions would be negatively affected.

As an alternate source of funding, the Company recently began utilizing the Department’s Participation Program and is currently preparing to take part in the Purchase Program in 2009.  These programs are only approved through the 2009-2010 academic year.  After such time, the Company may need to identify other alternative sources of funding, which may not be available on favorable pricing or terms, if at all. In addition, the Company is preparing to utilize the ABCP Conduit to fund a significant portion of its assets. Funding for the ABCP Conduit will be provided by the capital markets. In the event the commercial paper issued by the ABCP Conduit cannot be reissued or “rolled” at maturity and the ABCP Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the ABCP Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the ABCP Conduit at a predetermined price. The predetermined price represents a discount to the principal balance of the loans.  Accordingly, a sale of loans to the Department would result in a loss to the Company and negatively impact its results of operations.

Recent governmental proposals could end government support for financial institutions that make student loans which would have a significant adverse effect on the Company’s business.

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives, “A New Era of Responsibility”.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans.  If the President's proposals are accepted and subsequently enacted into law, student lenders would cease making FFEL Program loans in July of 2010.  The House and Senate passed the Full Year 2009 budget resolution (S. Con. Res 13) on April 29, 2009.   The resolution includes the President’s proposals related to student lending, however further legislation would be required in order to effect any changes to the FFEL Program.  The majority of the Company’s new loan originations are made under the FFEL Program and, accordingly, the elimination of the FFEL Program may have a material adverse effect on the Company’s results of operations and financial condition.

For further information on the impact of the recent legislative activities, see Legislation and Regulations on page 34.

Our business is subject to extensive regulation and recent market disruptions have led to proposals for new laws and regulations, or changes to existing laws and regulations.

As a participant in the financial services industry, the Company is subject to extensive regulation. In addition, as a result of the current economic and market downturn, there has been increased discussion of, and calls for, additional legislative changes and increased scrutiny from a variety of regulators. New laws or regulations, or changes in enforcement of existing laws or regulations applicable to the Company’s business, may adversely affect the Company. Legislative or regulatory changes could lead to business disruptions, impact the value of assets that the Company holds or the scope or profitability of its business activities, require the Company to change certain of its business practices and expose the Company to additional costs (including compliance costs) and liabilities. For example, the Office of the Comptroller of the Currency (OCC) is currently reviewing private student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation.  The OCC may require policy changes, including, but not limited to, reducing the maximum cumulative forbearance time permitted.  If this or other policy changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations, including, among other things, an increase in charge-offs and the allowance for loan losses related to its private education loans.

For further information on the impact of other recent legislative and regulatory activities, see Legislation and Regulations on page 34.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

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