Form 10-Q
period 2009-08-07
STUDENT LOAN CORP
filed 2009-08-10
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On August 1, 2009, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	2

		Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2009 and 2008	4

		Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 25

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 – 45

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4 -	Controls and Procedures	46-47

Part II	Other Information

	Item 1A-	Risk Factors	48 – 52

	Item 4 -	Submission of Matters to a Vote of Security Holders	53

	Item 6 -	Exhibits	53

Signature			54

Exhibit Index			55

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
NET INTEREST INCOME
Interest income	$187,224	$318,769	$391,420	$648,516
Interest expense	(116,340)	(199,379)	(262,458)	(447,679)
Net interest income	70,884	119,390	128,962	200,837
Provision for loan losses	(44,826)	(45,827)	(65,968)	(71,139)
Net interest income after provision for loan losses	26,058	73,563	62,994	129,698

OTHER INCOME
Gains on loans securitized	–	1,262	–	1,262
Gains on loans sold	17,864	859	17,864	2,314
Fee and other income	30,851	39,012	37,809	50,471
Total other income	48,715	41,133	55,673	54,047

OPERATING EXPENSES
Salaries and employee benefits	8,428	13,593	17,406	29,062
Restructuring and related charges	342	8,735	(81)	8,735
Other expenses	26,441	29,607	52,745	58,359
Total operating expenses	35,211	51,935	70,070	96,156

Income before income taxes	39,562	62,761	48,597	87,589
Provision for income taxes	14,300	23,164	15,813	31,909
NET INCOME	$25,262	$39,597	$32,784	$55,680

DIVIDENDS DECLARED AND PAID	$7,000	$28,600	$35,600	$57,200

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.26	$1.98	$1.64	$2.78
(based on 20,000,000 average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.35	$1.43	$1.78	$2.86

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Federally insured student loans	$18,471,634	$18,064,662
Private education loans	5,942,045	5,861,545
Deferred origination and premium costs	603,862	635,449
Allowance for loan losses	(128,737)	(110,329)
Student loans, net	24,888,804	24,451,327
Other loans and lines of credit	5,076	9,016
Loans held for sale	1,574,653	1,072,316
Cash	13,022	595
Residual interests in securitized loans	790,545	942,807
Other assets	1,735,801	1,761,338

Total Assets	$29,007,901	$28,237,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$5,733,400	$12,654,200
Short-term secured borrowings, payable to Department of Education	1,333,991	1,002,211
Long-term borrowings, payable to principal stockholder	8,602,000	10,102,000
Long-term secured borrowings	10,685,644	1,727,744
Deferred income taxes	345,656	382,155
Other liabilities	715,738	774,886

Total Liabilities	27,416,429	26,643,196

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,808	141,723
Retained earnings	1,449,464	1,452,280

Total Stockholders' Equity	1,591,472	1,594,203

Total Liabilities and Stockholders' Equity	$29,007,901	$28,237,399

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,923	$141,555
Capital contributions and other changes	85	22
Balance, end of period	$142,008	$141,577

RETAINED EARNINGS
Balance, beginning of period	$1,452,280	$1,493,253
Net income	32,784	55,680
Common dividends declared, $1.78 and $2.86 per common share for the six months ended June 30, 2009 and 2008, respectively	(35,600)	(57,200)
Balance, end of period	$1,449,464	$1,491,733

TOTAL STOCKHOLDERS' EQUITY	$1,591,472	$1,633,310

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$32,784	$55,680
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	5,156	6,696
Amortization of deferred loan origination and purchase costs	42,525	49,124
Accreted interest on residual interests	(34,851)	(30,964)
Provision for loan losses	65,968	71,139
Deferred tax provision	(36,499)	(12,080)
Gains on loans sold and securitized	(17,864)	(3,576)
Loss (Gain) on residual interest valuation	84,543	(46,758)
Loss on servicing asset valuation	22,135	7,314
Change in loans held for sale including loan origination and purchase costs	(1,700,898)	(146,959)
Proceeds from loans sold	1,212,613	114,392
Cash received on residual interests in trading securitized assets	102,570	66,064
Change in accrued interest receivable	(33,088)	(39,100)
Change in reserve for restructuring and related charges	(81)	8,735
Change in other assets	157,001	7,931
Change in other liabilities	(58,981)	(31,890)
Other non-cash charges	2,942	9,105

Net cash (used in) provided by operating activities	$(154,025)	$84,853

Cash flows from investing activities:
Change in loans	$(527,368)	$(3,149,990)
Change in loan origination and purchase costs	(10,849)	(97,798)
Proceeds from loans sold and securitized	–	1,973,207
Change in restricted cash	(118,570)	(51,975)
Capital expenditures on equipment and computer software	(3,826)	(5,450)

Net cash used in investing activities	$(660,613)	$(1,332,006)

Cash flows from financing activities:
Net change in borrowings with original maturities of three months or less	$(7,120,800)	$(2,771,400)
Proceeds from issuance of secured borrowings with Department of Education	1,718,666	1,848,530
Repayments of secured borrowings with Department of Education	(1,386,887)	–
Proceeds from issuance of long-term secured borrowings	9,038,414	2,550,000
Repayments of long-term secured borrowings	(86,728)	(22,146)
Repayments of borrowings with original terms of three months or more	(1,300,000)	(300,000)
Dividends paid to stockholders	(35,600)	(57,200)

Net cash provided by financing activities	$827,065	$1,247,784

Net increase in cash	$12,427	$631
Cash - beginning of period	595	25

Cash - end of period	$13,022	$656

Supplemental disclosure:
Cash paid (received) for:
Interest	$341,325	$511,080
Income taxes, net	$33,620	$(2,310)

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

1.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, SLC Student Loan Receivables I, Inc. and SLC Conduit I LLC.  SLC Student Loan Receivables I, Inc. is a special-purpose entity formed in 2001 for the purpose of acquiring student loans originated or acquired by the Company and transferring such loans to, and depositing the student loans in, securitization trusts. SLC Conduit I LLC is a limited liability company formed in 2009 for the purpose of acquiring Federal Family Education Loan (FFEL) Program loans originated or acquired by the Company and issuing funding notes to the U.S. Department of Education (the Department)  sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit).  All intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and six months ended June 30, 2009 may not be indicative of the results for the full year ending December 31, 2009. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2008 Annual Report on Form 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2009.

Basis of Presentation

The Company’s accounting policies are in conformity with GAAP. The Company’s operations are a single segment for financial reporting purposes, as the Company’s only operations consist of originating, managing and servicing student loans.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in the future could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in increases in the allowance for loan losses and decreases in the fair value of the Company’s interests in its securitized loans in the form of subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests).

Subsequent Events

As required by SFAS No. 165, Subsequent Events (SFAS 165), the Company has evaluated subsequent events through August 10, 2009, which is the date its Consolidated Financial Statements were issued.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, are recognized as they are earned.  Interest income includes special allowance payments (SAP) from and excess interest payments to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method and recognized as yield adjustments to interest income.

Loans

The Company has a portfolio of student loans originated under the FFEL Program authorized by the Department under the Higher Education Act which are insured by guaranty agencies (guarantors). The Company recognizes student loan interest income as it is earned.  SAP from and excess interest payments to the federal government, if any, are recognized as yield adjustments to interest income.

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

The Company ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured private education loan reaches 150 days of delinquency or (3) an uninsured private education loan reaches 90 days of delinquency.  Accrual of interest is resumed if the loan guarantee is reinstated or when principal and interest are current.  Interest received on non-accruing loans is recorded directly into interest income. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program loans at the end of the month in which the loan is at least 270 days delinquent and the uninsured portion of private education loans at the end of the month in which the loan is at least 120 days delinquent.  Also, the Company writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and private education loans after 450 days and 240 days of delinquency, respectively. When loans or portions of loans are written off, the Company reduces interest income by the amounts of accrued, uncollected interest and unamortized deferred premiums and origination costs.

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

Loans Securitized

The Company uses two distinct methods of accounting for its securitizations.  Certain of the Company’s securitizations currently meet the qualifications of SFAS 140 to be accounted for as a sale.  The qualifications are that the assets transferred are legally isolated from the Company, even in the event of a bankruptcy; that the holders of the beneficial interests are not constrained from pledging or exchanging their interests; and that the transferor does not maintain effective control over the transferred assets.  The Company uses a two-step structure with a qualifying special purpose entity (QSPE) to obtain legal isolation.  For the Company’s securitizations which are currently accounted for as a sale, referred to as off-balance sheet securitizations, the transferred assets are removed from the consolidated balance sheet and a gain or loss is recognized.  The Company’s securitizations that fail to meet the accounting requirements for a sale in accordance with SFAS 140 are accounted for as secured borrowings and the transferred assets are consolidated in the Company’s financial statements.  These transactions are referred to as on-balance sheet securitizations.  See Note 2 for accounting changes which are expected to change how the Company accounts for its off-balance sheet securitization entities due to the loss of sale treatment for certain assets previously sold as well as future securitization transactions.

Gains and losses on off-balance sheet securitizations are recognized at the time of securitization and are reported in Gains on loans securitized.  Securitization gains and losses represent the difference between the cost basis of the assets sold and the fair value of the assets received, including, as applicable, cash, residual interests, servicing assets and retained notes.  The Company estimates the fair value of the residual interests and servicing assets using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

The Company has retained interests in its off-balance sheet securitization trusts in the form of residual interests, servicing assets, and retained notes.  All of the Company’s retained interests are recorded at fair value in accordance with GAAP.  Unrealized gains and losses on retained interests are reported in Fee and other income. Accreted interest on residual interests is reported in Interest income.

Cash is received from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

The Company’s on-balance sheet securitization transactions are collateralized by student loans, which are recorded in Federally insured student loans, and by accrued interest on the student loans and certain cash accounts, which are recorded in Other assets on the Consolidated Balance Sheets.

Additional information on the Company’s securitization activities may be found in Note 10.

Loans Financed through Department of Education Programs

The Company has funded certain of its FFEL Program loans through the Conduit.  The funding received from the Conduit is accounted for as secured borrowings and the student loans pledged as collateral are recorded in Federally insured student loans on the Company’s Consolidated Balance Sheets.  See Note 12 for additional information regarding the Conduit.

The Company also obtains debt financing through the Department’s Loan Participation Purchase Program (the Participation Program).  The borrowings through the Participation Program are collateralized by FFEL Program Stafford and PLUS loans which are recorded in Loans held for sale on the Company’s Consolidated Balance Sheet.  Loans funded under the Participation Program are either sold to the Department pursuant to the Department’s Loan Purchase Commitment Program (the Purchase Program) or refinanced prior to the Participation Program's expiration.  Additional information pertaining to the Company’s borrowings through the Participation Program can be found in Note 12.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in future off-balance sheet securitization or sale transactions, including loans that the Company originates in anticipation of sale under the Purchase Program. Management continually assesses its future securitization and loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  During 2009, loans held for sale were primarily comprised of loans to be sold to the Department under the Purchase Program, which, provides for a purchase price that is higher than the carrying value of the loans.  Accordingly, the fair value of loans held for sale exceeded cost and no write down was necessary.  For both the three and six months ended June 30, 2008, the Company recorded a lower of cost or fair value write down of $3.7 million on its loans held for sale, a portion of which related to loans that were transferred from loans held for sale back into the operating loan portfolio during the period.

Changes in the Company’s loans held for sale are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$2,156,498	$417,923	$1,072,316	$337,790
Originations and purchases	689,727	26,141	1,854,899	164,974
Transfers into loans held for sale	–	1,898,537	–	1,898,537
Transfers back to operating loan portfolios	–	(340,973)	(3,812)	(340,973)
Loan sales	(1,194,743)	(58,052)	(1,194,749)	(112,077)
Fair value write down of loans held for sale	–	(3,698)	–	(3,698)
Other (1)	(76,829)	(13,340)	(154,001)	(18,015)
Balance at end of period	$1,574,653	$1,926,538	$1,574,653	$1,926,538

(1)	Amounts include, among other things, borrower principal payments and loan consolidations.

Derivatives

The Company uses derivative financial products, including swaps and options, in an effort to manage its exposure to interest rate risk. In addition, the Company uses foreign currency swaps in an effort to manage its exposure to foreign currency exchange rates on its Euro denominated secured borrowings. The Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income.

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

Accounting Changes

Subsequent Events
In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  This standard requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This standard is effective for the Company beginning with the period ended June 30, 2009.

Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP requires disclosure of qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis beginning with the quarter ended June 30, 2009, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only required annually. The adoption of this FSP had no effect on how the Company accounts for these instruments.

Measurement of Fair Value in Inactive Markets
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive.  The adoption of the FSP had no effect on the Company’s Consolidated Financial Statements.

Additional Disclosures for Derivative Instruments
On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133.  The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations.  No comparative information for periods prior to the effective date is required.  See Note 8 for disclosures related to the Company’s hedging activities and derivative instruments.  SFAS 161 had no impact on how the Company accounts for these instruments.

2.	FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), which eliminates QSPEs from the guidance in SFAS 140.  This change will have a significant impact on the Company’s Consolidated Financial Statements as the Company will lose sale treatment for assets previously sold to QSPEs, as well as for certain future sales.  SFAS 166 is effective for the Company on January 1, 2010.

Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R). First, QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has power combined with potentially significant benefits and losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be reevaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.

As a result of implementing these new accounting standards, the Company expects to be required to consolidate VIEs and QSPEs with which it has involvement.

The Company expects that the adoption of these standards and the associated reconsolidation of its securitization trusts will result in an increase in its assets and liabilities of approximately $14.2 billion and $14.6 billion, respectively.

In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of June 30, 2009, would result in an estimated aggregate after tax charge to retained earnings of approximately $342 million, primarily related to the establishment of deferred origination costs and loan loss reserves and the reversal of retained interests held of approximately $535 million and a decrease in related deferred tax liabilities of approximately $192 million.

The actual impact of adopting the new accounting standards as of January 1, 2010 could materially differ, as these estimates are based on balances as of June 30, 2009 and as certain uncertainties in the application of the new standards are resolved.

Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (SFAS 168).  This standard establishes the FASB Accounting Standards CodificationTM (Codification or ASC) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

SFAS 168 does not change GAAP, it changes the way the guidance is organized and presented. These changes will impact how the Company references GAAP in its financial statements and in its accounting policies for financial statements issued for interim and annual periods beginning with the period ended September 30, 2009.

3.	CORRECTION OF IMMATERIAL ERRORS

The Company has identified certain errors in the tax provision and related accounts from prior periods.  The errors primarily relate to accounting for state and local income taxes, deferred tax amounts for loan securitizations, and accounting for uncertain tax positions.  Certain of these errors were recorded as out of period immaterial adjustments in prior periods.  The Company has assessed the materiality of these errors and concluded that they are immaterial to amounts reported in prior period financial statements.  The correction of these immaterial amounts will be reflected in the Company’s current and future Exchange Act reports.  The impact of the correction on the Company’s previously reported Consolidated Statements of Income is provided below.

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Dollars in thousands)	As Reported	As Corrected	As Reported	As Corrected
Income Taxes	$20,831	$23,164	$30,511	$31,909
Net Income	42,016	39,597	57,250	55,680
Basic and Diluted Earnings Per Share	$2.10	$1.98	$2.86	$2.78

The Company also recorded a decrease in its tax provision and an increase in net income of $0.3 million for the three- and six-months ended June 30, 2009 with a corresponding increase in basic and diluted earnings per share of $0.01 and $0.02, respectively, from the amounts reported in its July 17, 2009 Earnings Release and Current Report on Form 8-K.

In addition, the Company recorded an increase in its deferred tax liabilities of $140.5 million and a decrease in its current income taxes of $149.7 with a corresponding increase in its retained earnings of $9.2 million in its December 31, 2008 Consolidated Balance Sheet.

4.      STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Federal Stafford Loans	$10,580,059	$10,188,076
Federal Consolidation Loans	6,135,070	6,312,535
Federal SLS/PLUS/HEAL Loans	1,756,505	1,564,051
Private education loans	5,942,045	5,861,545
Total student loans held, excluding deferred costs	24,413,679	23,926,207
Deferred origination and premium costs	603,862	635,449
Student loans held	25,017,541	24,561,656
Less: allowance for loan losses	(128,737)	(110,329)
Student loans held, net	24,888,804	24,451,327
Loans held for sale, excluding deferred costs	1,556,230	1,058,953
Deferred origination and premium costs	18,423	13,363
Loans held for sale	1,574,653	1,072,316
Other loans and lines of credit	5,076	9,016
Total loan assets	$26,468,533	$25,532,659

5.OTHER ASSETS

Other assets are summarized as follows:
	June 30,	December 31,
(Dollars in thousands)	2009	2008

Accrued interest receivable:
from student loan borrowers	$841,664	$798,113
from federal government	2,425	12,889
Collateral on derivatives with CBNA	280,699	387,498
Servicing asset from securitization activity	185,998	208,133
Restricted cash	166,184	47,615
Income taxes receivable	82,011	101,721
Retained notes from securitization activities	66,487	66,487
Derivative agreements with CBNA	51,394	91,559
Equipment and computer software (1)	26,135	27,457
Other	32,804	19,866
Total other assets	$1,735,801	$1,761,338

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $63.5 million and $59.1 million at June 30, 2009 and December 31, 2008, respectively.

Accrued interest receivable from the federal government decreased by $10.5 million (81%) during the six months ended June 30, 2009.  This decrease reflects the impact of lower average interest rates during 2009, which reduced the special allowance payments due from the federal government.

The Company is required to maintain collateral for its derivative contracts entered into with CBNA in a margin account.  As interest rates rose during 2009 and the fair value of derivative liabilities fell correspondingly, the Company’s collateral on these derivatives decreased by $106.8 million.  For further information on the Company’s derivative agreements, see Note 8.

Restricted cash of $166.2 million increased by $118.6 million from December 31, 2008.  This increase is largely due to the amount of cash reserves required on recent secured borrowings from the Conduit.  The increase is also due to an increase in cash related to secured borrowings from Participation Program as well as to changes in cash reserves required for new and existing on-balance sheet securitizations.

6.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net gains from securitization retained interests and related derivatives	$28,720	$45,192	$29,247	$52,552
(Losses) gains on foreign currency translation net of mark-to-market gains (losses) on foreign currency swap	(1,153)	576	1,098	217
Fair value write down of loans held for sale	–	(3,698)	–	(3,698)
Other origination and servicing fees from CBNA (Note 7)	2,017	1,069	4,165	2,801
Late fees	792	1,362	2,476	3,379
Other income (expense) (1)	475	(5,489)	823	(4,780)
Total fee and other income	$30,851	$39,012	$37,809	$50,471

(1)	Amounts for the three and six months ended June 30, 2008 includes a $5.9 million contingent loss on a commitment to fund private education loans at a certain proprietary school.

7.	RELATED PARTY TRANSACTIONS

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

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Revenues:
Interest income	$117	$706	$267	$1,537
Interest expense	89,967	181,644	206,623	429,215
Fee and other income (loss):
Derivative valuation gain (loss)	42,886	54,373	96,464	(22,458)
Other origination and servicing fees	2,017	1,069	4,165	2,801

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$1,670	$2,546	$3,366	$5,590
Stock-based compensation	321	528	304	1,638
Other expenses
Servicing, professional and other fees paid	15,593	16,538	31,415	30,984
Data processing and communications	1,986	1,606	3,945	3,139
Premises	533	674	1,088	1,357
Other	842	1,556	1,491	1,974

CBNA Omnibus Credit Agreement

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Omnibus Credit Agreement.  At June 30, 2009, the Company had outstanding short- and long-term unsecured borrowings with CBNA of $5.7 billion and $8.6 billion, respectively, and $12.7 billion and $10.1 billion, respectively, at December 31, 2008.  Under this agreement, the maximum aggregate credit available is $30.0 billion. The Omnibus Credit Agreement expires on December 31, 2009. The Company is currently negotiating a new agreement with CBNA to replace the existing agreement.

Funding terms and conditions under the agreement are negotiated between the Company and CBNA on a borrowing-by-borrowing basis.  The cost of borrowing is affected by market conditions and, as such, future borrowing rates will vary.  The Omnibus Credit Agreement contains no material financial covenants or restrictions. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.  Interest expense incurred under these borrowings, as reflected in the table above, has decreased by 52% for the six months ended June 30, 2009 as compared to the same period in 2008.  This is a result of the decline in average interest rates during 2009 as well as a decrease in borrowings as the Company has further diversified its funding sources.  For further information on the Company’s borrowings under the Omnibus Credit Agreement, see Note 12.

Interest Rate Swap and Option Agreements

The Company enters into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives decreased to $280.7 million as of June 30, 2009 from $387.5 million as of December 31, 2008.  For further information on the Company’s derivative agreements, see Note 8.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.1 billion and $0.2 billion for the three and six months ended June 30, 2009, respectively, as compared to $0.4 billion and $1.4 billion for the three and six months ended June 30, 2008, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $0.4 million and $1.1 million for the three and six months ended June 30, 2009, respectively, as compared to $2.6 and $8.9 million for the three and six months ended June 30, 2008, respectively.  The decreases in both the principal balances of CitiAssist loans purchased and the premiums paid for the three and six months ended June 30, 2009 as compared to the same period in 2008 is attributable to timing of when the Company purchased the loans.  At June 30, 2009, the Company was committed to purchase CitiAssist loans of $1.7 billion.

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

The Company enters into derivative agreements in an effort to manage its exposure to interest rate risk and its exposure to foreign currency exchange rate fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at June 30, 2009 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under SFAS 133.

The fair values of the Company’s derivatives are included in Other Assets and Other Liabilities, respectively, and are provided in the table below:

	June 30, 2009			December 31, 2008
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
LIBOR-Based Swaps	$12,608,500	$2,992	$43,633	$13,342,300	$37,361	$65,348
Interest Rate Floor Options	11,772,625	48,402	292,069	12,111,261	54,198	398,280
Foreign Currency Swap	232,050	–	22,246	232,050	–	24,935

Gains and losses on the Company’s derivatives are recorded in Fee and Other Income and are provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gains (losses) on LIBOR-Based Swaps	$3,862	$(2,733)	$10,431	$(3,358)
Gains (losses) on Interest Rate Floor Options	39,024	57,106	86,033	(19,100)
Gains on Foreign Currency Swap	10,037	96	2,688	4,507
Net gains (losses) on derivatives	$52,923	$54,469	$99,152	$(17,951)

The Company’s London Interbank Offered Rate (LIBOR) based swaps are intended to economically hedge the interest rate risk inherent in the Company’s retained interests. These swaps mature between 2011 and 2028.  The Company’s interest rate floor options are written derivative contracts that are designed to function as economic hedges of the floor income component of the residual interests. These options mature between 2010 and 2029.

The Company’s foreign currency swap, which matures in 2032, is intended to economically hedge the Euro based obligations of its foreign currency-denominated secured borrowing.

The Company maintains collateral on its derivatives with CBNA.  For further information pertaining to the collateral on the Company’s derivatives, see Notes 5 and 7.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107)

The estimated fair value of the Company’s financial instruments is presented in the following table

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Total loan assets	$26,468,533	$25,509,922	$25,532,659	$24,012,341
Cash and restricted cash	179,206	179,206	48,210	48,210
Accrued interest receivable	844,089	844,089	811,002	811,002
Residual interests in loans securitized	790,545	790,545	942,807	942,807
Collateral on Derivatives with CBNA	280,699	280,699	387,498	387,498
Derivative assets	51,394	51,394	91,559	91,559
Servicing assets	185,998	185,998	208,133	208,133
Retained notes from securitization sales	66,487	66,487	66,487	66,487
Financial Liabilities
Short-term borrowings	$7,067,391	$7,012,270	$13,656,411	$13,594,320
Long-term borrowings	19,287,644	19,247,824	11,829,744	11,384,196
Derivative liabilities	357,948	357,948	488,563	488,563
Interest payable	71,155	71,155	151,382	151,382

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

Total Loan Assets

The fair value of loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates.  The carrying value is presented net of the allowance for loan losses.

Cash and Restricted Cash, Accrued Interest Receivable and Interest Payable

Due to the short-term nature of these instruments, carrying value approximates fair value.

Residual Interests in Loans Securitized, Servicing Assets and Retained Notes

The fair value of the residual interests in the loans securitized, servicing assets, and retained notes were determined using a discounted cash flow model.  Retained interests from securitization are recorded at fair value in the Consolidated Financial Statements.  For more information on student loan securitizations, see Note 10.

Short-Term and Long-Term Borrowings

The Company pays interest on its short- and long-term borrowings based on CP, LIBOR or prime rates.  These borrowings generally have variable interest rates with reset periods ranging from one day to every three months, depending on the specific terms of each borrowing.  The credit spreads on all borrowings except for the Conduit funding are fixed over the life of the individual instrument.  The fair value of the Company’s borrowings from the Omnibus Credit Agreement and from its on-balance sheet securitization trusts was calculated by discounting cash flows through maturity using estimated market discount rates.  The carrying value of the Company’s borrowings from the Conduit approximates fair value.

Derivatives and Collateral on Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk.  The fair value of derivative instruments was determined by discounting the estimated cash flows that may arise from these instruments using current market prices. Derivatives are recorded at fair value in the Consolidated Financial Statements.  The carrying value of the Company’s collateral on derivatives approximates fair value.

10.	STUDENT LOAN SECURITIZATIONS

The Company maintains programs to securitize certain portfolios of student loan assets.  Under the Company’s securitization programs, transactions currently qualifying as sales are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, collateralized solely by the student loan assets, to outside investors.  For off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.  See Note 2 for accounting changes which are expected to change how the Company accounts for its off-balance sheet securitization entities and the effects on the accounting treatment of future securitization transactions.

The Company also enters into similar securitization transactions that do not qualify for sale treatment and, accordingly are accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.  The Company’s FFEL Program loans that are funded through the Conduit are funded indirectly through the sale of asset-backed commercial paper to private investors and are also accounted for as secured borrowings with the transferred assets remaining on-balance sheet.  See Notes 1 and 12 for additional details regarding the Conduit.

As of June 30, 2009, the carrying amount of assets pledged as collateral for secured borrowings was $11.6 billion of which $10.9 billion was included in Federally insured student loans, and the remainder was comprised primarily of deferred origination and premium costs and restricted cash.  The related liabilities of $10.8 billion at June 30, 2009, included $10.7 billion of Long-term secured borrowings while the remainder was included in Other liabilities.  The assets are restricted from being sold or pledged as collateral for other borrowings.  The cash flows from these restricted assets may be used only to pay down the related debt securities.

Under terms of all the trust arrangements, the Company has the option, but is not obligated, to provide financial support, and has not provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	FFEL Program Loans	Private Education Loans	FFEL Program Loans	Private Education Loans

Principal amounts	$12,331,065	$2,178,388	$12,809,596	$2,286,745
Retained interests	885,637	157,393	1,042,766	174,661

The following table summarizes the Company’s securitization activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Securitization sales:
Student loans securitized (1)	$–	$2,035,540	$–	$2,035,540
Net proceeds from student loans securitized during the period	–	1,973,207	–	1,973,207
Realized gains on loans securitized	–	1,262	–	1,262
Securitization financings:
Student loans securitized (1)	$–	$–	$587,285	$1,993,213
Net proceeds from student loans securitized during the period	–	273,619	546,126	1,799,830
Student loans funded through the Conduit (1)	8,543,157	–	8,543,157	–
Net proceeds from student loans funded through the Conduit during the current period	8,492,288	–	8,492,288	–

(1)	Amounts represent the value of the student loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans securitized or loans funded through the Conduit and net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs and notes not issued on the date of the securitization.

The following table reflects amounts received from off-balance sheet securitization trusts:

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Cash received for servicing	$39,688	$37,443
Cash received on residual interests	102,570	66,064
Cash received on retained notes	1,391	587

During the three and six months ended June 30, 2009, the Company earned $19.5 million and $39.5 million, respectively, of contractually specified servicing fees as compared to $18.5 million and $37.2  million for the three and six months ended June 30, 2008.  The Company also earned $0.6 million and $1.3 million of interest on retained notes for the three and six months ended June 30, 2009, respectively, as compared to $0.7 million for both the three and six months ended June 30, 2008.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$200,798	$197,065	$208,133	$199,112
Changes in fair value due to changes in inputs and assumptions	(6,798)	3,407	(5,586)	10,325
Other changes (1)	(8,002)	(8,674)	(16,549)	(17,639)
Balance at end of period	$185,998	$191,798	$185,998	$191,798

(1)	Amounts represent the effects of excess servicing income received and the passage of time.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which are recorded in Fee and other income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
(Losses) gains related to residual interests	$(18,884)	$(23,661)	$(84,543)	$46,758
Servicing revenue net of valuation gains and losses on servicing assets	4,718	13,259	17,326	29,887
Mark-to-market gains (losses) on derivatives	42,886	54,373	96,464	(22,458)
Mark-to-market gains (losses) on retained notes	–	1,221	–	(1,635)
Net gains from securitization retained interests and related derivatives	$28,720	$45,192	$29,247	$52,552

The Company utilizes discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty. The discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate is the sum of a risk-free rate and a risk premium, which reflected the prevailing economic and market conditions as of June 30, 2009.  During the six months ended June 30, 2009, the Company decreased the risk premium on its FFEL Program loan trusts’ residual interests by 50 basis points to reflect lower spreads recently experienced in the market on FFEL Program asset-backed securities transactions.  The Company increased the risk premium of its private education loan trust residual interests during this same period by 200 basis points to reflect the current level of cash flow uncertainty and lack of liquidity that still exists in the private education loan asset-backed securities market.  The risk-free component of the discount rate on all of the Company’s residual interests increased by 126 basis points for the six months ended June 30, 2009.

The Company has also lowered its future prepayment assumptions to reflect an overall slowdown in borrower prepayment activity. The Company believes that this slowdown is the result of the changes to the FFEL Program as well as the current economic downturn.  The impact of the change in the prepayment assumptions was a $17.8 million and $1.3 million mark-to-market gain on the Company’s residual interests and servicing assets, respectively, for the six months ended June 30, 2009.

The Company also recognized a mark-to-market loss on its residual interests as a result of the change in the fair value of the floor income embedded in the residual interest cash flows.  The change in the value of the embedded floor income is primarily due to changes in interest rates.  During the six months ended June 30, 2009, the mark-to-market loss on the floor income embedded in the Company’s residual interests was $105.1 million.

The key assumptions used to value the residual interests of securitized trusts were as follows:

	June 30,	December 31,
	2009	2008
Discount rates:
FFEL Program Consolidation Loans	11.12%	10.36%
FFEL Program Stafford and PLUS loan	11.12%	10.36%
Private education loans	16.62%	13.36%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.41% to 0.81%	0.77% to 1.10%
FFEL Program Stafford and PLUS loan	6.48%	6.54%
Private education loans	4.86%	8.88%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.27%	0.32%
FFEL Program Stafford and PLUS loan	0.51%	0.52%
Private education loans	0.68%	0.67%
Basis spread between LIBOR and CP rates	16 basis points	13 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.5% to 38.8%	2.3% to 40.2%
On time payments	0% to 34.9%	0% to 35.7%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

	June 30, 2009	December 31, 2008
Discount rates:
FFEL Program Consolidation Loans	5.16%	3.90%
Private education loans	5.66%	4.40%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.41% to 0.81%	0.77% to 1.10%
Private education loans	4.86%	8.88%
Weighted average servicing margin	21 basis points	23 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at June 30, 2009	$790,545	$185,998
Discount rate:
10% adverse change	(24,769)	(4,200)
20% adverse change	(47,410)	(8,232)
Constant prepayment rate:
10% adverse change	(4,344)	(1,127)
20% adverse change	(8,739)	(2,179)
Anticipated credit losses, net of insurance and guarantees:
10% adverse change	(4,543)	(862)
20% adverse change	(9,112)	(1,195)
Expected basis spread between LIBOR and Commercial Paper rate:
10% adverse change	(8,768)	–
20% adverse change	(17,534)	–
Borrower benefits – ACH:
10% adverse change	(3,164)	–
20% adverse change	(5,978)	–
Borrower benefits – on time payments:
10% adverse change	(10,358)	–
20% adverse change	(20,741)	–
Servicing margin:
10% adverse change	–	(22,347)
20% adverse change	–	(44,479)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Principal amounts	$14,509,453	$15,096,341
Delinquencies	545,311	658,538

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Credit losses, net of recoveries:	$3,047	$2,621	$5,825	$4,429

11.	FAIR VALUE (SFAS 156, 157 AND 159)

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

·	Level 3 –	Instruments whose primary value drivers are unobservable.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Assets:
Residual interests in securitized loans	$–	$790,545	$–	$942,807
Other assets	51,394	252,485	91,559	274,620
Total Assets	$51,394	$1,043,030	$91,559	$1,217,427

Liabilities:
Other liabilities	$357,948	$–	$488,563	$–

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

Retained Interests in Securitized Loans

The Company has classified its residual interests, servicing assets and retained notes in its off balance-sheet securitizations as Level 3 instruments and utilizes discounted cash flow models to measure the fair value. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty.  The market for subordinated notes similar to those retained by the Company is not currently active.  During the first quarter, the Company changed the discount rate assumptions used in the retained note discounted cash flow model from ones based solely on non-binding broker quotes to ones that also consider other market indicators and are consistent with those used to determine the fair values of the Company’s residual interests and servicing assets.  All of the Company’s retained interests in off-balance sheet securitizations are recorded at fair value in the Consolidated Financial Statements.  For more information on loan securitizations, see Note 10.

The following table presents the changes in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Residual interests in securitized loans:
Balance at beginning of period	$841,081	$694,839	$942,807	$633,074
Total gains (losses) (realized/unrealized) included in earnings:
Interest income	17,059	15,292	34,851	30,964
Fee and other income	(18,884)	(23,661)	(84,543)	46,758
Purchases, issuances and settlements	(48,711)	15,128	(102,570)	(9,198)
Balance at end of period	$790,545	701,598	$790,545	701,598

Unrealized (losses) gains relating to assets still held at the reporting date (1)	$(18,884)	$(23,661)	$(84,543)	$46,758

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$267,285	$197,065	$274,620	$199,112
Total (losses) gains (realized/unrealized) included in earnings:
Fee and other income	(4,415)	6,165	(1,057)	15,850
Purchases, issuances and settlements	(10,385)	(11,432)	(21,078)	(23,164)
Balance at end of period	$252,485	$191,798	$252,485	$191,798

Unrealized (losses) gains relating to assets still held at the reporting date (1)	$(6,798)	$3,407	$(5,586)	$10,325

(1)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

Items Measured at Fair Value on a Non-recurring Basis

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

At June 30, 2009, the fair value of loans held for sale exceeded the cost basis of $1.6 billion and, accordingly, no fair value write down was recorded.  For both the three and six months ended June 30, 2008, the Company recorded a lower of cost or fair value write down of $3.7 million on its loans held for sale, a portion of which related to loans that were transferred from loans held for sale back into the operating loan portfolio.

12.	SHORT- AND LONG-TERM BORROWINGS

At June 30, 2009 and December 31, 2008, short- and long-term borrowings were outstanding under the terms of an Omnibus Credit Agreement with CBNA.  Under this agreement, the maximum aggregate credit available is $30.0 billion.  The Omnibus Credit Agreement expires on December 31, 2009.  However, existing borrowings will continue to mature based on their originally contracted maturities.  Additionally, the Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding.  If a suitable replacement is not put in place by year-end, the Company will no longer have a guaranteed funding source for new borrowings.  This could negatively impact the Company’s ability to fund future disbursements and its general business operations.  Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  The Omnibus Credit Agreement contains no material financial covenants or restrictions, other than the agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.  At June 30, 2009, the Company had approximately $14.3 billion of borrowings outstanding under the Omnibus Credit Agreement, with approximately $15.7 billion of available credit remaining for additional short- and long-term borrowings.  Of the $14.3 billion outstanding at June 30, 2009, $5.7 billion was short-term borrowings, and the remaining $8.6 billion of borrowings outstanding were long-term.

As of June 30, 2009, $3.0 billion of the Company’s outstanding borrowings under the Omnibus Credit Agreement included derivatives embedded in the respective funding transactions.  These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with SFAS 133, do not require bifurcation.

As of June 30, 2009 and December 31, 2008, the Company had $1.3 billion and $1.0 billion of short-term secured borrowings, respectively, with the Department as the result of the sale of participation interests in certain FFEL Program loans under the Participation Program.  At June 30, 2009, the total borrowings of $1.3 billion were collateralized by $1.6 billion of FFEL Program Stafford and PLUS loans in the Company’s held for sale portfolio.  Loans funded under the Participation Program for the 2008-2009 academic year must be either sold to the Department pursuant to the Purchase Program or refinanced prior to its expiration on September 30, 2009.

During the second quarter of 2009, the Company received $8.5 billion of funding for a portion of its FFEL Program loan portfolio from the Conduit.  The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at more normalized levels, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at a cost based on market rates.  The Company receives funding equal to 97% of the principal and accrued interest of the pledged student loans.  The Conduit program expires in January 2014. The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to 100% of the accrued interest and outstanding principal of pledged loans with first disbursements made on or after May 1, 2008, and 97% of the accrued interest and outstanding principal of all other pledged loans.  If the Company were to sell the pledged loans to the Department, this would likely result in a significant loss to the Company.  The Company includes these borrowings as a component of Long-term secured borrowings on the Company’s Consolidated Balance Sheets.

At June 30, 2009 and December 31, 2008, the Company had $10.7 billion and $1.7 billion of long-term secured borrowings, respectively, from securitization transactions and funding from the Conduit.  The increase in secured borrowings was a result of the Company’s February 2009 on-balance sheet securitization and new borrowings from the Conduit of $8.5 billion during June 2009.  Of the secured borrowings at June 30, 2009 and December 31, 2008, $0.2 billion is denominated in Euros and an additional $0.1 billion of notes remains available for issuance.  At June 30, 2009, the total authorized borrowings of $10.8 billion were collateralized by $10.9 billion of FFEL Program loans.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.

Interest due on secured borrowings from the Conduit is variable based on the rate at which the Conduit is able to issue CP, plus fixed costs associated with the Conduit.  At June 30, 2009, the interest rate on the secured borrowings from the Conduit was 0.72%.  Interest due on secured borrowings from the Company’s on-balance sheet securitizations is variable based on 3-Month LIBOR plus a fixed spread.  At June 30, 2009, the interest rates on the Company’s on-balance sheet securitizations ranged from 1.23% to 3.38%.  The secured borrowings related to the Company’s on-balance sheet securitizations mature from March 2013 through December 2032.

See Note 10 for additional information regarding collateralized assets and associated liabilities related to these secured borrowings.

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

14.	RESTRUCTURING AND RELATED CHARGES

During June 2009, the Company announced a restructuring, which resulted in the reduction of 10 positions within the Company.  Full implementation of the June 2009 restructuring is expected to be completed in the third quarter of 2009.  During the quarter ended June 30, 2009, total restructuring charges recognized were $0.3 million.  The Company’s restructuring reserve of $0.8 million at June 30, 2009, included in Other liabilities, decreased from $5.0 million at December 31, 2008, largely due to severance payments related to the Company’s 2008 restructurings.

During 2008, the Company announced two restructuring initiatives in an effort to prudently manage the business through the unprecedented market conditions and to strategically reposition its business to benefit from certain products, channels, and operational structure while strategically deploying capital resources.  As a result of the 2008 initiatives, the Company recorded restructuring and related charges of $12.4 million during 2008.  These charges consisted of severance related costs of $11.8 million and non-cash charges associated with the impairment of software assets totaling $0.6 million.  At June 30, 2009, all of the employees affected by the 2008 restructurings had been terminated.

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

•
the effects of changes in accounting standards, including without limitation the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 166) and FASB Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS167);

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans;

•	the success of the Company’s strategic repositioning efforts;

•	the amount, availability, and cost of future short- and long-term financing to the Company from Citibank, N.A.(CBNA), government funding programs, securitizations, whole loan sales, and other sources;

•	the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•	any change in ownership of the Company that could result from the potential disposition by Citibank, N.A.;

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures;

•	the cost of education;

•	general economic conditions, including without limitation the performance of financial markets;

•
changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves;

•	the performance of the Company’s loan portfolio servicers, insurers and risk-sharers;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations;

•	loan origination costs;

•	the volume of loan consolidations; and

•	the success of the Company’s marketing and sales efforts.

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes, the Company’s 2008 Annual Report on Form 10-K, and the Company’s Form 10-Q for the quarter ended March 31, 2009.

Management’s Discussion and Analysis provides the Company’s perspective on its operations and business environment, including the following:

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

Results of Operations – a review of the Company’s results of operations for the three and six months ended June 30, 2009 and 2008 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators of student loans. The Company was incorporated in 1992 under the laws of the State of Delaware. CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).  The majority of the Company’s loans are originated and guaranteed under the FFEL Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company, which has a trust agreement to originate loans through CBNA, is an originator, manager and servicer of student loans made in accordance with federally sponsored guaranteed student loan programs.

The Company, through its trust agreement with CBNA, is also a leading originator, manager and servicer of private education loans.  The Company’s portfolio of private education loan products provides it with the ability to offer a full array of student loan products to students and their parents. The Company is committed to providing exceptional service to borrowers and schools, offering competitive and innovative products with solutions that allow students and their families to finance the education of their choice.

Congress is currently considering legislation that will likely result in significant changes to federal student loan programs.  The President and various industry groups have offered proposals for reform, the most significant of which could result in the elimination of the FFEL Program.  The Company cannot predict what the new legislation will look like in its final form.  Any of the proposed changes, in particular the proposal to eliminate the FFEL Program, could have a material adverse effect on the Company’s financial condition and results of operations.  See Legislation and Regulations on page 43 for additional information about the proposals.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets, (based on the 90-day Commercial Paper rate as published by the Department (CP), the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (based on London Interbank Offered Rate (LIBOR), CP or the prime rate).  Net interest income is the interest earned less the interest expense incurred during the period.  Net interest income is impacted by, among other things: spread changes between CP, the prime rate or the 91-day Treasury Bill rate and LIBOR; credit spreads on the Company’s debt; legislative changes that impact FFEL Program subsidies; utilization rates of borrower benefits; and portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in an effort to manage its interest rate risk exposure.

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

Historically, loan securitizations and whole loan sales have contributed significantly to the Company’s earnings.  From year to year, the Company’s earnings have been and continue to be impacted by the number, size and profitability of asset sales and securitizations.  The Company’s involvement in future asset sales and securitization transactions will vary from period to period based on market conditions and the Company’s operational strategies.  The types of transactions with which the Company is involved are also expected to change as a result of the effects of accounting changes, which will make it more difficult for securitizations to qualify for off-balance sheet treatment.  The accounting changes are also expected to result in the consolidation of assets previously sold to unconsolidated securitization entities, as well as the elimination of future securitization gains. The effective date of these new standards is January 1, 2010.  See Note 2 to the Consolidated Financial Statements for additional information on the accounting changes.

The Company has derivative financial instruments including interest rate swaps and floor options, which are intended to economically hedge the interest rate risk inherent in its retained interests in its off-balance sheet securitizations.  If the Company continues to hold these positions after the new standards are adopted, earnings volatility would increase as changes in the fair value of these derivatives would no longer be offset by mark-to-market adjustments on the Company’s retained interests.

The Company has historically funded its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and through loan securitizations.  The current Omnibus Credit Agreement expires on December 31, 2009.  However, existing borrowings will continue to mature based on their originally contracted maturities.  Additionally, the Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding.  If a suitable replacement is not put in place by year-end, the Company will no longer have a guaranteed funding source for new borrowings.  See Liquidity and Capital Resources on page 41 and Risk Factors on page 48 for additional information related to the Omnibus Credit Agreement and associated risks.

In addition to funding available to the Company under the Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding. Since December 2008, the Company has been utilizing funding available under the Department’s Loan Participation Purchase Program (the Participation Program) established under the Ensuring Continued Access to Student Loans Act of 2008 (ECASLA).  In the second quarter of 2009, the Company sold eligible loans to the Department under the Loan Purchase Commitment Program (the Purchase Program) and accessed additional funding through the Department sponsored conduit, Straight-A Funding, LLC (the Conduit).  See Business Highlights below and Liquidity and Capital Resources on page 41 for further details.

The Company’s earnings are impacted by valuation changes on its subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests) from off-balance sheet securitizations.  The fair value of the Company’s retained interests fluctuates based on factors such as interest rate changes, prepayment and default rates and regulatory changes.  Other factors that may impact earnings include loan servicing revenue and loan servicing costs, changes in applicable laws and regulations, alternative financing options available to students and their parents, competition, and overall economic conditions.

Business Highlights

During the six months ended June 30, 2009, continued challenges in the financial markets had negative consequences to the Company’s operations.  These external forces contributed to net interest margin compression driven by:

•	continued divergence between the 90-day CP rate, which determines special allowance payments, and LIBOR, which is the basis for a majority of the Company’s funding;

•	refinancing of maturing debt at higher premiums over base indices; and

•	the impact of regulatory changes, particularly the reductions of special allowance payments contained in the College Cost Reduction and Access Act (CCRA Act).

The US economy has continued to weaken during 2009, increasing both current quarter loan charge-offs as well as expected loss rates.  The Company expects these conditions to continue in the near to medium term.

During the second quarter of 2009, the Company further diversified its sources of funding by accessing $8.5 billion of secured borrowings from the Conduit.  The Company also continued to draw on financing through the Department’s Participation Program, which is currently available for FFEL Program loans originated during the 2008-2009 and 2009-2010 academic years, by procuring an additional $0.6 billion of funding for its current quarter disbursements.  The Company has funded $2.7 billion of FFEL Program Stafford and PLUS Loan disbursements through the Participation Program since its inception.  At June 30, 2009, $1.3 billion of funding under the Participation Program remained outstanding.  During the second quarter of 2009, the Company also completed a $1.2 billion sale of loans originally funded under the Participation Program to the Department through the Purchase Program, which resulted in a gain on sale of $17.9 million.  The proceeds of this sale were used to pay back funding from the Participation Program.

Net interest income of $70.9 million for the second quarter of 2009 was $48.5 million or 41% lower than the same quarter of 2008 as the Company continues to experience net interest margin compression.  This compression is largely due to the continued dislocation between CP and LIBOR.  Although the Company has experienced some narrowing in the spread between CP and LIBOR since the first quarter, the spread between CP and LIBOR is still significantly higher than the historical average.  This dislocation reduced second quarter net interest margin on the Company’s FFEL Program loans by 40 basis points and net interest income by $18.5 million as compared to the same quarter in 2008.  Net interest margin compression has also been impacted by an increase in the spread between the prime rate and LIBOR, which decreased second quarter net interest margin on the Company’s prime rate based loans by 81 basis points and net interest income by $11.9 million as compared to the same quarter in 2008.  Net interest margin is being further compressed by increases in credit spreads as the Company replaces maturing long-term debt with new borrowings.  These increased credit spreads decreased second quarter net interest income by $21.6 million compared to the same quarter in 2008.

During the twelve-month period ended June 30, 2009, the Company’s managed student loan portfolio grew by $3.7 billion or 9% to $43.0 billion, reflecting the Company’s continued commitment to the FFEL Program as well as a decrease in borrower prepayment activity.  The managed portfolio includes $26.6 billion of the Company’s owned loan assets and $16.4 billion of loans serviced on behalf of securitization trusts or other lenders.  Originations for the quarter included FFEL Program Stafford and PLUS loan originations of $0.7 billion, a 3% increase from the same quarter of 2008.  Almost all of the FFEL Program Stafford and PLUS loan originations during the quarter were funded through the Participation Program.  The Company also made new CitiAssist® loan commitments of $0.1 billion, which was 30% lower than the same quarter of 2008.  This decrease is a direct result of initiatives the Company has introduced to improve the profitability of its private education loan product and changes to its underwriting standards.

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

Financial Condition

Loans

At June 30, 2009, the Company’s student loan assets were comprised of FFEL Program loans, private education loans, a portfolio of loans held for sale and related deferred costs.

See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	June 30, 2009	December 31, 2008
Owned loans	$26,597	$25,643
Managed loans	43,022	42,107

	Year to Date Average Balances
(Dollars in millions)	June 30, 2009	December 31, 2008
Owned loans	$27,260	$24,316
Managed loans	43,903	39,938

Loan Disbursements and Procurement Activity

The Company makes loans through the retail and wholesale channels.  The retail channel represents loan activity initiated through the Company’s relationships with schools and universities.  The majority of the Company’s new FFEL Program Stafford and PLUS loan, and school-certified private education loan originations are initiated through the efforts of the Company’s retail sales force.  The Company originates the remaining portion of such originations by marketing directly to students and their families, for example, through email and online advertising campaigns.  In previous years, the Company also originated FFEL Program and private education loan consolidations through direct marketing to consumers.  The wholesale channel, which accounts for a fraction of the Company’s new loan originations, represents loan activity initiated outside of the retail channel, such as purchases of loans originated by other lenders under existing loan purchase commitments.

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Retail:
FFEL Program Stafford and PLUS loan disbursements	$721	$700	$2,913	$2,595
CitiAssist loans disbursed under commitments to purchase (1)	123	176	766	824
Total Retail	844	876	3,679	3,419
Loan consolidation and other secondary market volume	12	186	42	727
Total Originations	$856	$1,062	$3,721	$4,146

(1)	This amount consists of the CitiAssist loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

In response to the dislocation in the capital markets and federal legislation, the Company significantly reduced, and in some cases discontinued, its less profitable retail, wholesale and consolidation loan origination activities.  Despite these actions, the Company’s FFEL Program loan originations have continued to increase, primarily as a result of an increase in the annual and aggregate Stafford borrowing limits, the withdrawal of many lenders from the FFEL Program and overall growth in the marketplace.  The Company’s CitiAssist loan commitments are significantly lower than the same periods in 2008 as a direct result of initiatives the Company has introduced to improve the profitability of its private education loan product and changes to its underwriting standards.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At June 30, 2009 and December 31, 2008, the private education loans disbursed and still held by CBNA were $1.6 billion and $1.0 billion, respectively.

Historically, loans were not specifically purchased or originated for resale, and accordingly were recorded in the Company’s portfolio.  However, certain loans originated since December 5, 2008 have been originated with the intent of selling to the Department under the Purchase Program and, accordingly, were recorded in held for sale.  Of the $2.9 billion of FFEL Program loans originated during 2009, $1.9 billion were funded through the Participation Program.  At June 30, 2009, $1.6 billion of loans funded were classified as held for sale.

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

The Company’s allowance for loan losses at June 30, 2009 increased by $46.9 million compared to the balance at June 30, 2008.  This increase was primarily the result of portfolio seasoning (new loans transitioning into repayment) and higher loss estimates given current adverse economic conditions.  The provision for loan losses, which is comprised of builds or releases in the loan loss reserves plus net charge-offs, decreased by $5.2 million for the first half of 2009 compared to the same period in 2008.  Loan loss reserve builds in 2009 were lower than 2008 largely due to estimate enhancements made in the second quarter of 2008 associated with the seasoning of the Uninsured CitiAssist Custom portfolio. Charge-offs increased by $20.6 million for the first six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of seasoning of the Uninsured CitiAssist Custom portfolio.  The Company expects charge-offs will continue to increase as a result of the expected seasoning of the higher risk Uninsured CitiAssist Custom portfolio as well as credit deterioration across all portfolios.  The Company no longer originates Uninsured CitiAssist Custom loans and the portfolio balance is starting to decrease.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period
FFEL Program	$14,843	$13,241	$14,445	$12,312
Insured CitiAssist	9,950	5,331	8,512	3,214
Uninsured CitiAssist Standard	14,337	1,161	11,891	–
Uninsured CitiAssist Custom	72,247	35,019	75,481	26,589
	$111,377	$54,752	$110,329	$42,115
Provision for loan losses
FFEL Program	$8,992	$190	$12,363	$4,395
Insured CitiAssist	7,641	2,623	11,499	6,107
Uninsured CitiAssist Standard	3,055	1,867	6,137	3,028
Uninsured CitiAssist Custom	25,138	41,147	35,969	57,609
	$44,826	$45,827	$65,968	$71,139
Charge offs
FFEL Program	$(2,213)	$(2,333)	$(5,186)	$(5,609)
Insured CitiAssist	(4,820)	(2,369)	(7,240)	(3,736)
Uninsured CitiAssist Standard	(1,879)	–	(2,515)	–
Uninsured CitiAssist Custom	(22,253)	(13,991)	(39,149)	(24,098)
	$(31,165)	$(18,693)	$(54,090)	$(33,443)
Recoveries
FFEL Program	$–	$–	$–	$–
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	–	–	–	–
Uninsured CitiAssist Custom	3,699	2,361	6,530	4,436
	$3,699	$2,361	$6,530	$4,436
Other (1)
FFEL Program	$–	$(2,430)	$–	$(2,430)
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	–	–	–	–
Uninsured CitiAssist Custom	–	–	–	–
	$–	$(2,430)	$–	$(2,430)
Balance at end of period
FFEL Program	$21,622	$8,668	$21,622	$8,668
Insured CitiAssist	12,771	5,585	12,771	5,585
Uninsured CitiAssist Standard	15,513	3,028	15,513	3,028
Uninsured CitiAssist Custom Programs	78,831	64,536	78,831	64,536
	$128,737	$81,817	$128,737	$81,817

(1)	Represents reserve amounts associated with loans sold, securitized or reclassified as held-for-sale.

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

Private Education Loans

The Company’s private education loan portfolio is not guaranteed by the federal government.  Although private education loans do not carry a federal government guarantee, the Company has purchased private insurance on 74% of the outstanding balances of these loans through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC), and on 2% of the outstanding balances through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

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

At June 30, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is not rated by Standard & Poor’s or Moody’s.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.  Both NHIC and UGCIC generally continue to make claim payments as agreed.  Since September 2008, the US Treasury and the Federal Reserve have continued to provide extraordinary external support to AIG in light of its status as a systemically important financial institution.  Since then, there have been several restructuring actions taken or announced that affected or will affect NHIC and UGCIC, including those described in an article published in the Wall Street Journal on April 22, 2009 and those described by UGCIC in its March 31, 2009 quarterly statement.  The impact of the restructurings is uncertain.  AIG’s explicit support agreement with UGCIC continues to be effective, although AIG has no legal obligations to the Company. These factors could have a material adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Information on private education loans, including delinquency and insurance coverage, is shown in the table below:

	June 30, 2009				December 31, 2008
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$4,522,839	$536,230	$882,976	$5,942,045	$4,541,439	$409,686	$910,420	$5,861,545
Private education loans in repayment	2,467,833	267,018	595,594	3,330,444	2,183,558	181,384	587,634	2,952,576
Private education loans in forbearance	273,239	43,882	55,713	372,834	213,479	26,402	40,265	280,146
Percent of private education loans that are delinquent 30 - 89 days	1.9%	1.4%	4.4%	2.3%	2.3%	1.0%	4.2%	2.6%
Percent of private education loans that are delinquent 90 days or more	2.2%	0.5%	1.4%	1.9%	1.6%	0.1%	1.2%	1.4%
Allowance for loan losses	$12,771	$15,513	$78,831	$107,115	$8,512	$11,891	$75,481	$95,884
Private education loans covered by risk-sharing agreements with schools	–	–	453,784	453,784	–	–	474,481	474,481
Year to date average of private education loans in repayment	2,266,374	211,940	586,970	3,065,284	1,639,070	103,025	494,416	2,236,511
Year to date average of private education loans in repayment and forbearance	2,538,521	245,908	639,954	3,424,383	1,840,280	116,403	528,241	2,484,924
Year to date net credit losses as a percentage of average loans in repayment	0.3%	1.2%	5.6%	1.4%	0.5%	0.2%	9.8%	2.6%
Year to date net credit losses as a percentage of average loans in repayment and forbearance	0.3%	1.0%	5.1%	1.2%	0.5%	0.2%	9.2%	2.3%
Allowance as a percentage of total loan balance	0.3%	2.9%	8.9%	1.8%	0.2%	2.9%	8.3%	1.6%
Allowance as a percentage of total loans in repayment	0.5%	5.8%	13.2%	3.2%	0.4%	6.6%	12.8%	3.3%
Coverage of net credit losses in years	0.9	3.1 (1)	1.2	1.3	1.0	48.1 (1)	1.6	1.7

(1)
The Company only began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

Forbearance usage decreased during the quarter consistent with expected seasonal trends.  Such seasonality is the result of traditional student borrowers graduating and entering repayment in the fourth quarter of each year.  Some of these new repayment borrowers experience difficulties making their initial payments and request forbearance.  Forbearance is currently granted in six month increments, with the initial forbearance period ending and borrowers returning to repayment status in the second quarter. Forbearance is a key collection tool for borrowers willing to make payments but experiencing temporary financial difficulties.  Currently, borrowers are generally limited to 12 months of cumulative forbearance time over the life of the loan.  Borrower performance after using forbearance is monitored and the tool has proven to be effective in helping to prevent defaults.  The Office of the Comptroller of the Currency (OCC) is currently reviewing private student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation.  The OCC may require policy changes, including, but not limited to, reducing the maximum cumulative forbearance permissible.  If this or other policy changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations, including, among other things, an increase in charge-offs and the allowance for loan losses related to its private education loans.

The Uninsured Custom loans at June 30, 2009 include $185.9 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s on-balance sheet portfolio:

	Six Months Ended
	June 30,
	2009	2008
Student loan yield	3.10%	5.70%
Consolidation loan rebate fees	(0.24)%	(0.28)%
Accreted interest on residual interests	0.25%	0.25%
Amortization of deferred loan origination and purchase costs	(0.30)%	(0.40)%
Net yield	2.81%	5.27%
Cost of funds (1)	(1.88)%	(3.64)%
Net interest margin	0.93%	1.63%

(1)	Cost of funds was calculated by dividing interest expense by average interest bearing assets.

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

The Company’s net interest margin decreased by 70 basis points during the six month period ended June 30, 2009 compared to the same period last year. The decrease in margin was attributable to decreases in the student loan yield that exceeded decreases in the Company’s cost of funds. The yield on the Company’s student loan assets decreased primarily due to an overall decline in interest rates, but was also affected by a significant divergence between the 90-day CP rate, which determines SAP, and three month LIBOR, which is the basis of a majority of the Company’s funding. In response to this, the Department modified the manner in which it determined SAP for the fourth quarter of 2008, but did not make a similar modification during 2009. This divergence between CP and LIBOR further decreased net interest income by $39.5 million for the six months ended June 30, 2009 as compared to the same period in 2008.  In July 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was introduced into the House.  This Act, among other things, attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of the divergence between CP and LIBOR.  The provision, if enacted into law, would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the 1-month LIBOR index in lieu of the current 90-day Commercial Paper index. See Legislation and Regulations on page 43 for further details.

The cost of funds was also impacted by the overall decline in interest rates, although this impact was partially offset by increases in credit premiums incurred as the Company refinanced maturing term debt with new borrowings.  This adverse trend towards higher credit spreads, which decreased the Company’s net interest income by $65.1 million for the six months ended June 30, 2009 as compared to the same period in 2008, is expected to continue as more of the Company’s debt is refinanced under the existing unfavorable market conditions.  Because product pricing is fixed at origination, spread increases on refinanced debt have caused and are expected to continue to cause net interest margin compression on the Company’s pre-existing loan portfolio. In an effort to mitigate this compression, the Company continuously refines its product pricing to reflect current market conditions and has reduced certain borrower incentive programs for new originations.   In addition, the Company has accessed several new sources of funding for FFEL Program loans including the Participation Program and the Conduit.  These new sources provide funding that matches the tenor of the Company’s assets at more favorable credit spreads than alternative sources.  See Legislation and Regulations on page 43 and Liquidity and Capital Resources on page 41, for further details.

At June 30, 2009 and 2008, the outstanding borrowings had contractual weighted average interest rates of 2.1% and 3.2%, respectively.

Rate/Volume Analysis

The following table shows the factors contributing to changes in net interest income (interest income less interest expense) year-over-year, due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the six months ended June 30, 2009 vs. the six months ended June 30, 2008
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$88.0	$(345.1)	$(257.1)
Interest bearing liabilities	74.0	(259.2)	(185.2)
Net interest income	$14.0	$(85.9)	$(71.9)

Three Months Ended June 30, 2009

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended		Favorable	Favorable
	June 30,		(Unfavorable)	(Unfavorable)
(Dollars in thousands)	2009	2008	Change	% Change
Net interest income	$70,884	$119,390	$(48,506)	(41)%
Provision for loan losses	(44,826)	(45,827)	1,001	2%
Gains on loans sold and securitized	17,864	2,121	15,743	742%
Fee and other income	30,851	39,012	(8,161)	(21)%
Operating expenses	(35,211)	(51,935)	16,724	32%
Provision for income taxes	(14,300)	(23,164)	8,864	38%
Net income	$25,262	$39,597	$(14,335)	(36)%
Total operating expenses as a percentage of average managed student loans	0.32%	0.53%	0.21%
Return on average equity	6.5%	9.8%	(3.3)%
Effective tax rate	36.1%	36.9%	0.8%

Net interest income

Net interest income of $70.9 million for the three months ended June 30, 2009 decreased by $48.5 million compared to the same period in 2008.  This decrease was mainly the result of reduced net interest margin, partially offset by higher average loan balances.  The net interest margin for the three months ended June 30, 2009 was 1.01%, an 88 basis point decrease compared to the same period in 2008.  This decrease was primarily the result of higher average credit spreads on the Company’s new borrowings and the dislocation between CP and LIBOR.  See Factors Affecting Net Interest Income on page 35 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized of $17.9 million for the three months ended June 30, 2009 increased by $15.7 million compared to the same period in 2008 reflecting gains on loans sold to the Department under the Purchase Program.

Fee and other income

Fee and other income was $30.9 million for the three months ended June 30, 2009 as compared to $39.0 million for the same quarter of 2008.  The decrease in fee and other income was due to a decrease in net mark-to-market gains on the Company’s securitization retained interests and related derivatives of $16.5 million, reflecting reduced net interest margins on trust portfolios largely due to the dislocation between CP and LIBOR.  See Critical Accounting Estimates on page 30 and Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests.  For more information on the Company’s derivative agreements, see Note 8 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $35.2 million for the three months ended June 30, 2009 were $16.7 million lower than same quarter of 2008.  The Company’s operating expense ratio excluding restructuring and related charges for the second quarter was 0.32%, 12 basis points lower than the same quarter of 2008.  These decreases reflect the benefits of the Company’s repositioning efforts.

Provision for loan losses

The provision for loan losses decreased by $1.0 million for the three months ended June 30, 2009 as compared to the same period in 2008.  The decrease was largely due to estimate enhancements made in the second quarter of 2008 primarily for Uninsured CitiAssist Custom loans that had not yet entered repayment. The decrease was partially offset by higher loss estimates in the second quarter of 2009 due to expected credit deterioration in all portfolios. For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 31.

Provision for income taxes

The Company’s effective tax rate during the second quarter of 2009 decreased to 36.1% from 36.9% in the same quarter of 2008.  The change is primarily due to the accrual of interest on the Company's income tax receivables.

Six Months Ended June 30, 2009

The Company’s comparisons of financial highlights are as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$128,962	$200,837	$(71,875)	(36)%
Provision for loan losses	(65,968)	(71,139)	5,171	7%
Gains on loans sold and securitized	17,864	3,576	14,288	400%
Fee and other income	37,809	50,471	(12,662)	(25)%
Operating expenses	(70,070)	(96,156)	26,086	27%
Provision for income taxes	(15,813)	(31,909)	16,096	50%
Net income	$32,784	$55,680	$(22,896)	(41)%
Total operating expenses as a percentage of average managed student loans	0.32%	0.50%	0.18%
Return on average equity	4.2%	6.9%	(2.7)%
Effective tax rate	32.5%	36.4%	3.9%

Net interest income

Net interest income of $129.0 million for the six months ended June 30, 2009 decreased by $71.9 million compared to the same period in 2008. This decrease was mainly the result of reduced net interest margin, partially offset by higher average loan balances. The net interest margin for the six months ended June 30, 2009 was 0.93%, a 70 basis point decrease compared to the same period in 2008.  This decrease was primarily the result of higher average credit spreads on the Company’s new borrowings and the dislocation between CP and LIBOR. See Factors Affecting Net Interest Income on page 35 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized of $17.9 million for the six months ended June 30, 2009 increased by $14.3 million compared to the same period in 2008 reflecting gains on loans sold to the Department under the Purchase Program.

Fee and other income

Fee and other income was $37.8 million for the six months ended June 30, 2009 as compared to $50.5 million for the same period of 2008.  The decrease in fee and other income was due to a decrease in net gains on the Company’s securitization retained interests and related derivatives of $23.3 million, reflecting reduced net interest margins on trust portfolios largely due to the dislocation between CP and LIBOR and an increase in discount rates.  See Critical Accounting Estimates on page 30 and Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests.  For more information on the Company’s derivative agreements, see Note 8 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $70.1 million for the six months ended June 30, 2009 were $26.1 million lower than the same period in 2008.  The Company’s operating expense ratio excluding restructuring and related charges for the six months ended June 30, 2009 was 0.32%, 13 basis points lower than the same period in 2008.  These decreases reflect the benefits of the Company’s repositioning efforts.

Provision for loan losses

The provision for loan losses decreased by $5.2 million for the six months ended June 30, 2009 as compared to the same period in 2008.  The decrease was largely due to estimate enhancements made in the second quarter of 2008 primarily for Uninsured CitiAssist Custom loans that had not yet entered repayment. The decrease was partially offset by higher loss estimates in the second quarter of 2009 due to expected credit deterioration in all portfolios. For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 31.

Provision for income taxes

The Company’s effective tax rate for the six months ended June 30, 2009 decreased to 32.5% from 36.4% in the same period of 2008.  The change is primarily due to an update to the Company's blended statutory rate for 2009, which resulted in a current period tax benefit of $1.1 million for the revaluation of deferred income taxes.

Securitization Activity and Off-Balance Sheet Transactions

The Company securitizes student loans through the establishment of trusts, which purchase loans from the Company and sell notes backed by those loans.  The Company has historically relied on securitizations to assist in funding new loan origination activities.  Securitizations that qualify for sale treatment are referred to as off-balance sheet transactions and those that do not qualify for sale treatment are included in the Company’s Consolidated Balance Sheets.  The Company generally retains a residual interest in, as well as the servicing rights on, its off-balance sheet transactions.

The Company completed one securitization financing during the first six months of each of 2009 and 2008.   The Company’s FFEL Program loans funded through the Conduit during June 2009 are accounted for as secured borrowings.

The following table summarizes the Company’s securitization activity during these periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Securitization sales:
Student loans securitized (1)	$–	$2,035,540	$–	$2,035,540
Net proceeds from student loans securitized during the period	–	1,973,207	–	1,973,207
Realized gains on loans securitized	–	1,262	–	1,262
Securitization financings:
Student loans securitized (1)	$–	$–	$587,285	$1,993,213
Net proceeds from student loans securitized during the period	–	273,619	546,126	1,799,830
Student loans funded through the Conduit (1)	8,543,157	–	8,543,157	–
Net proceeds from student loans funded through the Conduit during the current period	8,492,288	–	8,492,288	–

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.

The difference between student loans securitized or funded through the Conduit and the net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs and notes not issued on the date of the securitization.

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Total off-balance sheet student loans securitized (1)	$14,509,453	$15,096,341
Total on-balance sheet student loans securitized (2)	2,388,803	1,890,139
Total on-balance sheet student loans funded through the Conduit	8,537,083	–
Total secured borrowings related to on-balance sheet securitization	10,685,644	1,727,744
Residual interests from off-balance sheet student loans securitized	790,545	942,807
Servicing assets from off-balance sheet student loans securitized	185,998	208,133

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of June, 2009 and December 31, 2008, respectively.

(2)	Amounts include securitized loan balances from two on-balance sheet securitization as of June, 2009 and one as of December 31, 2008, respectively.

For further information on the Company’s student loan securitizations, see Notes 1 and 10 to the Consolidated Financial Statements.  See Note 2 to the Consolidated Financial Statements for a discussion of accounting changes which are expected to change how the Company accounts for its off-balance sheet securitization entities and the effects on the accounting treatment of future securitization transactions.

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well as derivative agreements which are described in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments, subsidized interest and SAP received from the federal government, securitizations and funding under the Omnibus Credit Agreement, the Participation Program, the Purchase Program, and the Conduit are the Company’s primary sources of cash.  The Company’s primary uses of cash are new loan originations, funding operating expenses and repayment of debt.

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk.  In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives.  The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations.  However, the Company has begun diversifying its sources of funding by accessing secured borrowings from the Conduit and the Participation Program.  Also during the quarter ended June 30, 2009, the Company began selling eligible loans to the Department under the Purchase Program.  The Company may shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The Omnibus Credit Agreement provides a maximum aggregate credit limit for combined short- and long-term unsecured borrowings of $30.0 billion.  At June 30, 2009, the Company had approximately $14.3 billion of borrowings outstanding under the Omnibus Credit Agreement, with approximately $15.7 billion of available credit remaining.  Of the $14.3 billion outstanding at June 30, 2009, $5.7 billion was short-term borrowings, and the remaining $8.6 billion of borrowings outstanding were long-term.  Borrowings under the Omnibus Credit Agreement account for 54% of the Company’s aggregate borrowings.

The current Omnibus Credit Agreement expires on December 31, 2009.  However, existing borrowings will continue to mature based on their originally contracted maturities.  Additionally, the Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding.  If a suitable replacement is not put in place by the expiration date, the Company will no longer have a guaranteed funding source for new borrowings.  This could negatively impact the Company’s ability to fund future disbursements as well as its general business operations.  Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  As a result, the cost of borrowing is affected by market conditions and, as such, future borrowing rates may vary.  At this time, long-term funding through the Omnibus Credit Agreement is more expensive than funding available to the Company through other sources.  The interest rates on the Company’s future borrowings, both under the Omnibus Credit Agreement as well as from other sources are, in the aggregate, expected to be significantly higher and other terms may also be less favorable than those which currently exist on the Company’s borrowings.  Although the Omnibus Credit Agreement contains no material financial covenants or restrictions, these may be incorporated into the terms of future borrowings. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.  See Risk Factors on page 48 for additional information.

During the second quarter of 2009, the Company received $8.5 billion of funding for a portion of its FFEL Program loan portfolio from the Conduit.  The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at more normalized levels, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at a cost based on market rates.  The Company receives funding equal to 97% of the principal and accrued interest of the pledged student loans.  The Conduit program expires in January 2014. The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to 100% of the accrued interest and outstanding principal of pledged loans with first disbursements made on or after May 1, 2008, and 97% of the accrued interest and outstanding principal of all other pledged loans.  If the Company were to sell the pledged loans to the Department, this would likely result in a significant loss to the Company.  Approximately $2 billion of the Company’s FFEL Program loan portfolio remains eligible for future funding from the Conduit.  The actual amount of loans funded through this program will be dependent on market conditions, the total capacity of the Conduit and student lender demand for Conduit funding.

The Company has funded $2.7 billion of FFEL Program loan disbursements through the Participation Program since its inception.  This program provides the Company with an additional source of funding on qualifying FFEL Program loans originated during the 2008 – 2009 and 2009 – 2010 academic years at a rate of CP plus 50 basis points.  As of July 31, 2009, the Company had funded $2.8 billion of loans under the Participation Program since its inception.  The loans funded under the Participation Program for the 2008 - 2009 academic year must be refinanced on or before September 30, 2009 or the participated loans may be sold to the Department through the Purchase Program.  The Company anticipates selling all of the remaining loans funded by the Participation Program to the Department through the Purchase Program and accordingly, at June 30, 2009, these loans have been classified as held for sale.  See Legislation and Regulations below for further details.

Despite the adverse conditions within the credit markets, the Company successfully executed an on-balance sheet securitization in February 2009 and a second on-balance sheet securitization in July 2009, securing funding of $0.5 billion and $1.9 billion for each of the transactions, respectively. Net proceeds from the Company’s on-balance sheet securitizations are being used to fund its new loan disbursements and other operating activities.

The Company’s cash expenditures for equipment and computer software are primarily comprised of software developed for internal use.  Cash expenditures for equipment and computer software totaled $3.8 million and $5.5 million for six months ended June 30, 2009 and 2008, respectively.

In November 2008, the Federal Reserve Board authorized the Term Asset-Backed Securities Loan Facility (TALF) to provide additional liquidity support to the asset-backed securities market.  Under TALF, the Federal Reserve Bank of New York extends loans to investors to purchase qualifying AAA-rated asset-backed securities, including those backed by student loans.  In May 2009, the Federal Reserve Board authorized TALF loans with maturities of five years, in contrast to previous authorizations which limited the term of TALF loans to three years. This term more closely matches the tenor of student loan asset-backed securities. Accordingly, the Company anticipates that this extension may positively impact future credit spreads on both TALF and non-TALF securitization transactions. The Company expects to complete a TALF on-balance sheet private education loan securitization in the third quarter of 2009.  Although the terms of this transaction are competitive relative to other forms of funding currently available, the credit spreads currently required in the market are in excess of those earned by the underlying student loan assets.  As a result, the Company will be able to fund only 60% - 70% of the principal amounts of these loans through this securitization.

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities. The Company expects new loan disbursement volumes to be funded via the various sources described above.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company. Management believes liquidity and capital will be sufficient to meet the Company's anticipated requirements for the next twelve months if the Company is able to execute a new funding agreement before expiration of the Omnibus Credit Agreement on December 31, 2009. The Company is in the process of negotiating a new agreement with CBNA as well as exploring other sources of funding and expects that it will be able to execute a suitable replacement for the Omnibus Credit Agreement before the end of the year.

Legislation and Regulations

Current Legislative and Regulatory Impacts

FFEL Program

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans. If the President's proposals are enacted into law, student lenders would cease making FFEL Program loans in July of 2010.  The House and Senate passed the Full Year 2009 budget resolution (S. Con. Res 13) on April 29, 2009.   The resolution includes the President’s proposals related to student lending, although further legislation would be required in order to effect any changes to the FFEL Program.

On July 15, 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was introduced into the House of Representatives. H.R. 3221 would implement substantially all of the President’s proposals and, most notably, would convert all new federal student lending on or after July 1, 2010 to the Federal Direct Loan Program.  H.R. 3221 also contains a provision which attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of the divergence between CP and LIBOR.  The provision would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the one-month LIBOR index in lieu of the current 90-day Commercial Paper index.  A loan holder’s choice under this provision would be irrevocable. On July 21, 2009, H.R. 3221 was approved by the House Education and Labor Committee. The Senate has not yet introduced a companion bill.

Various industry groups have proposed alternatives to the President’s proposal which would preserve the FFEL Program, mainly by extending the Participation and Purchase Programs and utilizing existing private lenders to service new originations. The Company believes that these proposals would provide cost savings similar to the President’s proposal, due to the government’s lower cost of funds, while preserving for consumers the choice of originating lenders and the benefits of private sector loan servicing.

The Purchase Program is expected to significantly increase the amount of loans owned by the Department.  To ensure uninterrupted servicing of the loans once purchased by the Department, service contracts were awarded by the Department to four external servicers. If H.R. 3221 is enacted without significant modification, the Company believes that the Department would be required to solicit additional proposals for servicing Federal Direct Lending Program loans after July 1, 2010.

In short, significant changes to the FFEL Program are likely in the near-term. The Company cannot predict what the new legislation will look like in its final form. Any of the proposed changes, in particular H.R. 3221’s proposal to eliminate the FFEL Program, could have a material adverse effect on the Company’s financial condition and results of operations.

Other Developments

Congress is considering a number of financial institution regulatory changes which, if enacted into law, would have material effects on how consumer credit products are offered, advertised, and regulated.  A key component of the proposed regulatory changes is the creation of a Consumer Financial Protection Agency (CFPA), which would be granted authority to both regulate providers of credit, savings, payment, and other consumer financial products and services and to set minimum standards for such products and services.  However, the current proposal would also allow state consumer protection laws to apply, even if they provide greater protection than the CFPA, as long as they are not in conflict with requirements imposed by the proposed act or the rules that the CFPA adopts.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the Office of the Comptroller of the Currency, with state enforcement and visitation deemed preempted by the authority of the OCC.  If such regulatory framework is enacted into law, this could have a material effect on the Company by substantially increasing the complexity of its operations.

The U.S. Supreme Court, in a recent case, Cuomo v. The Clearing House Association, L.L.C. and Office of the Comptroller of the Currency, ruled in favor of the authority of states to enforce their own laws when they are not otherwise preempted.  While the scope of the impact this decision will have is yet to be determined, it appears likely to increase the regulatory burden on the Company.

From February to May 2009, the Department held a series of negotiated rulemaking sessions with industry representatives to develop federal regulations to support the H.R. 4137, the Higher Education Opportunity Act of 2008 (HEOA), provisions.  Although final regulations are not yet available, the Company is aggressively assessing and modifying its systems and processes as necessary, based on the statutory language, in an effort to ensure its ongoing compliance with the Higher Education Act as amended by the HEOA.

Historical Legislative and Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act, which governs the FFEL Program, have reduced the interest spread earned by holders of FFEL Program loans. The most significant such amendment was the CCRA Act, which was signed into law on September 27, 2007.  This has contributed to an overall reduction in yields as new, lower yielding loans are added to the portfolio and older, more profitable loans are repaid. In addition, amendments to the Higher Education Act authorized the enactment of the Federal Direct Loan Program (Direct Lending) which private lenders, such as the Company, are not eligible to participate in and which directly competes with the FFEL Program in originating student loans.

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

On October 23, 2008, the Department issued final regulations, published at Federal Register Vol. 73, No. 206, which were needed to implement provisions contained in the CCRA Act. The majority of the content of this regulatory package pertains to the new income-based repayment (IBR) option that is effective July 1, 2009. This income-based repayment plan is available to most Direct Lending and FFEL Program borrowers. It provides for a monthly payment amount based on the borrower’s student loan debt, adjusted gross income, family size and the poverty line for the borrower’s state of residence.  It also provides for the possible forgiveness of any remaining balance after 25 years of qualifying payments.  The Company has implemented system and procedural changes needed to begin providing borrowers with this new repayment option as of July 1, 2009. Additional system changes are in process to support future phases of the IBR lifecycle.

The Department has indicated that it believes some lenders may continue to have difficulty obtaining funding to make loan commitments for the upcoming academic year, or to make subsequent disbursements on loans, without a commitment from the Department to purchase those loans. Therefore, in an effort to provide additional liquidity to support new lending, the Department also published regulations on the Conduit.  During the second quarter of 2009, the Company received approximately $8.5 billion of secured borrowings from the Conduit for a portion of its FFEL Program loan portfolio.

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

	June 30,
(Dollars in millions)	2009		2008
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(7.3)	$12.1	$(3.3)	$(1.8)

In addition, the Company has exposure to uneven shifts in interest rate curves, primarily shifts in the spread between CP and LIBOR.  The Company, through its Asset/Liability Management Committee, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2009 solely due to the existence of a material weakness in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) related to accounting for income taxes.

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

During the three months ended June 30, 2009, the Company identified additional errors in current and deferred income taxes arising from this material weakness. These errors relate to how the Company accounts for and records in its income tax returns temporary differences between pretax financial income and taxable income, specifically related to its off-balance sheet securitization transactions.  The Company has assessed the materiality of the cumulative errors and determined that these errors were immaterial to amounts reported in prior period financial statements.  The correction of prior periods for these immaterial errors will be reflected in the Company’s current and future Exchange Act reports.

In an effort to compensate for the internal control deficiencies surrounding accounting for income taxes and preparation of income tax returns, and ensure that the consolidated financial statements for the three and six months ended June 30, 2009 were free from material misstatement, the Company increased management oversight over the calculation and reporting of income taxes, performed additional analysis and reconciliations, and recorded necessary adjustments.  In addition, during the quarter ended June 30, 2009, the Company also assumed responsibility for the calculations of tax reserves previously performed by its tax advisors, increased control over spreadsheets and continued to enhance communication and cooperation between the Company’s controllers group and its tax advisors within Citigroup.

To remediate the material weakness, the Company plans to:

•	increase the level of resources dedicated to tax accounting and reporting;

•
continue implementation of clear policies and sustainable processes for calculating, reconciling and reviewing tax accounts, including streamlining and further improving control over spreadsheets, to better ensure accuracy of these accounts;

•	review existing processes for preparation and review of income tax returns and implement changes as necessary; and

•	further strengthen communication between the Company’s tax advisors and its controllers group.

Except as expressly noted above in this Item 4(b), there has not been any change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  Risk Factors

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 26.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We are updating certain of those risk factors below to discuss how the risk presented in the current economic environment may impact the Company. The discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the factors listed under Forward-Looking Statements on page 26, among others.

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

Historically, CP and LIBOR rates have been highly correlated, with the average spread generally falling in the range of 10 and 12 basis points.  Over the past year, the spread between these two indices has been highly volatile, particularly since the implementation of the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF) in the third quarter of 2008.  To the extent that CP falls significantly in relation to LIBOR, the Company’s net interest margin and the fair value of its residual interests will be adversely affected.  See Results of Operations - Factors Affecting Net Interest Income - Net Interest Margin Spread Analysis on page 35 for further information about the impact that the divergence between CP and LIBOR has had on the Company’s net interest margin.

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

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•	Lender – The Omnibus Credit Agreement provides funding up to $30.0 billion through December 31, 2009. At June 30, 2009, the Company had outstanding borrowings under this agreement of $14.3 billion.

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

The Omnibus Credit Agreement and the agreements governing Citigroup’s role as originating lender and servicer for the Company contain provisions that would terminate the agreements if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries.

The Company has outsourced a significant portion of its overall operations to certain affiliates and third parties. The Company’s business operations could be adversely impacted if any of the existing agreements with these service providers was terminated or could not be renewed with substantially similar terms. In addition, the Company is subject to the risk that these providers may not continue to provide the level of service that is needed to effectively operate the Company’s business, including timely response to changes in the Company’s demand for services.  If any of these risks were to be realized, and assuming similar agreements with service providers could not be established, the Company could experience interruptions in operations that could negatively impact the Company’s ability to meet customer demand for loan originations and disbursements, damage its relationships with customers, and reduce its market share, all of which could materially adversely affect the Company’s results of operations and financial condition.

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses for management reporting purposes: Citicorp, which is comprised of Citigroup’s core businesses, and Citi Holdings, in which the Company is now included, which is comprised of non-core businesses.  Citigroup intends to restructure and manage Citi Holdings’ businesses for possible disposition and combination opportunities that may emerge over time.  Any legal vehicle restructuring changes will be subject to regulatory approval.  If implemented, a restructuring could result in a change in ownership of the Company, including, among other possibilities, an eventual sale of all or part of Citigroup’s ownership to an unaffiliated third party.  The Company does not know how a potential disposition would affect the Company's business or its operations.

Any disposition by Citigroup of its interest in the Company that results in Citigroup or any of its subsidiaries owning less than 50% of the voting equity interest in the Company could result in the termination of certain agreements, including the Company’s lender, servicing, and origination agreements.  The Company’s business operations could be adversely impacted if any of these agreements are not able to replaced with agreements with substantially similar terms.

Liquidity is essential to the Company’s business, and the Company relies on external sources, including the Omnibus Credit Agreement, capital markets, and government programs, to fund its balance sheet.  Failure to secure cost-effective funding would adversely impact the Company’s ability to fund student loan originations and could materially increase the Company’s cost of funds.

Uninterrupted access to liquidity is essential to the Company’s business.  The Company’s liquidity and funding has been, and could continue to be, materially adversely affected by factors the Company cannot control, such as the continued general disruption of the financial markets or negative views about the financial services industry in general.

Adverse market conditions have also significantly increased the credit spreads on the Omnibus Credit Agreement borrowings, which are negotiated on a borrowing-by-borrowing basis.  The credit spreads of these borrowings are highly dependent on the cost of funds to CBNA, which is in turn dependent on CBNA’s own access to capital markets (through Citigroup), its ability to manage deposits and its other sources of liquidity and funding.  These are, in turn, highly dependent on the credit ratings of Citigroup and CBNA.  A reduction in Citigroup’s or CBNA’s credit ratings could have a negative impact on the availability and cost of funds to CBNA and consequently to the Company for new borrowings under the Omnibus Credit Agreement.  Given the current market conditions, funding costs are expected to rise further as future funding transactions are executed under the Omnibus Credit Agreement.  The current Omnibus Credit Agreement expires on December 31, 2009.  Upon expiration, existing borrowings continue to mature based on their originally contracted maturities.  The Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding.  Moreover, if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries, the Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable.  In either event, if the Company is unable to put into place a suitable replacement within required timeframes, the Company would no longer have a guaranteed funding source for new borrowings, which could negatively impact the Company’s ability to fund future disbursements and operations.

In addition, since the latter half of 2007, the dislocation and illiquidity in the asset-backed securities and credit markets have adversely impacted the Company’s securitization activities.  To the extent that these market conditions continue, they are likely to have a further adverse impact on the Company’s ability to execute future securitization transactions that provide favorable pricing.  Current market conditions have impeded the Company’s ability to complete off-balance sheet securitization transactions that result in a gain, and have had a negative impact on credit spreads on secured borrowings through on-balance sheet securitizations.  In addition, the current economic downturn and net interest margin compression between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR, though some are based on CP and the prime rate) could adversely affect existing securitization trusts sponsored by the Company. If any of these trusts were to default on its obligations to noteholders, the Company’s ability to execute future securitization transactions would be negatively affected.

In addition to funding available to the Company under the Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding. Since December 2008, the Company has been utilizing funding available under the Participation Program.  In the second quarter of 2009, the Company began selling eligible loans to the Department under the Purchase Program.  These programs are only approved through the 2009-2010 academic year.  After such time, the Company may need to identify other alternative sources of funding, which may not be available on favorable pricing or terms, if at all.

During the second quarter of 2009, the Company also accessed additional funding through the Conduit to fund a significant portion of its assets. Funding for the Conduit will be provided by the capital markets. In the event the commercial paper issued by the Conduit cannot be reissued or “rolled” at maturity and the Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the Conduit at a predetermined price. The predetermined price represents a discount to the principal balance of the loans.  Accordingly, a sale of loans to the Department would result in a loss to the Company and negatively impact its results of operations.

Recent governmental proposals could end government support for financial institutions that make student loans which would have a significant adverse effect on the Company’s business.

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans. If the President's proposals are enacted into law, student lenders would cease making FFEL Program loans in July of 2010.  The House and Senate passed the Full Year 2009 budget resolution (S. Con. Res 13) on April 29, 2009.   The resolution includes the President’s proposals related to student lending, although further legislation would be required in order to effect any changes to the FFEL Program.

On July 15, 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was introduced into the House of Representatives. H.R. 3221 would implement substantially all of the President’s proposals and, most notably, would convert all new federal student lending on or after July 1, 2010 to the Federal Direct Loan Program.  H.R. 3221 also contains a provision which attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of the divergence between CP and LIBOR.  The provision would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the 1-month LIBOR index in lieu of the current 90-day Commercial Paper index.  A loan holder’s choice under this provision would be irrevocable. On July 21, 2009, H.R. 3221 was approved by the House Education and Labor Committee. The Senate has not yet introduced a companion bill.

Various industry groups have proposed alternatives to the President’s proposal which would preserve the FFEL Program, mainly by extending the Participation and Purchase Programs and utilizing existing private lenders to service new originations. The Company believes that these proposals would provide cost savings similar to the President’s proposal, due to the government’s lower cost of funds, while preserving for consumers the choice of originating lenders and the benefits of private sector loan servicing.

In short, significant changes to the FFEL Program are likely in the near-term. The Company cannot predict what the new legislation will look like in its final form. Any of the proposed changes, in particular H.R. 3221’s proposal to eliminate the FFEL Program, could have a material adverse effect on the Company’s financial condition or results of operations.

For further information on the impact of these recent legislative activities and other developments, see Legislation and Regulations on page 43.

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

Other regulatory changes currently being considered include financial institution regulatory changes by Congress, which, if enacted into law would have material effects on how consumer credit products are offered, advertised, and regulated, and changes by the Department to rules and regulations over the Higher Education Act.

If any of these or similar types of regulatory changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations.  For further information on the impact of other recent legislative and regulatory activities, see Legislation and Regulations on page 43.

The Company’s financial condition is dependent upon and could be adversely affected by the extent to which management can successfully manage credit risk.

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

At June 30, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is not rated by Standard & Poor’s or Moody’s.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.  Both NHIC and UGCIC generally continue to make claim payments as agreed.  Since September 2008, the US Treasury and the Federal Reserve have continued to provide extraordinary external support to AIG in light of its status as a systemically important financial institution.  Since then, there have been several restructuring actions taken or announced that affected or will affect NHIC and UGCIC, including those described in an article published in the Wall Street Journal on April 22, 2009 and those described by UGCIC in its March 31, 2009 quarterly statement.  The impact of the restructurings is uncertain.  AIG’s explicit support agreement with UGCIC continues to be effective, although AIG has no legal obligations to the Company. These factors could have a material adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.  Additionally, any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Due to recent regulatory changes and dislocation in the credit markets, several student lenders as well as the Company have tightening their underwriting.  This decrease in the availability of student loans may adversely impact the financial condition of certain schools with which the Company does business.  The dislocation in the credit markets is also affecting the financial condition of certain schools with which the Company does business, particularly private non-profit schools. The Company’s results could be adversely impacted to the extent that the schools for which it originates loans do not continue as going concerns.  If a school with which the Company does business closes or otherwise does not provide borrowers with promised education, borrowers may raise claims and defenses against the Company.  As a result, the Company may not be able to collect on these loans.  In addition, school closings could result in an increase in defaults for the borrowers attending these schools at the time they close and a significant increase in school closings could materially increase the Company’s allowance for loan losses.

As the economy continues to contract, the Company’s financial condition could be adversely impacted by higher losses due to adverse economic conditions.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Stockholders, held May 14, 2009, the Company’s Stockholders approved the following proposals:

1.  To elect the following directors to serve on the Board of Directors of the Company until the 2012 annual meeting of stockholders:

	Number of Shares
	Votes in Favor	Votes Against	Abstain
Vikram A. Atal	18,268,991	1,440,170	1,263
Evelyn E. Handler	18,975,170	734,015	1,239
Loretta Moseman	18,268,526	1,440,559	1,339

2.  To ratify KPMG LLP as the Company’s independent auditors for the 2009 fiscal year:

Number of Shares
Votes in Favor	Votes Against	Abstain
19,020,828	688,844	752

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009

The Student Loan Corporation

By:	/s/ Scot H. Parnell
Scot H. Parnell Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s 1994 Annual Report on Form 10-K (File No. 1-11616).

10.2.12 *	Amendment No. 11, dated as of August 8, 2009, to Non-Competition Agreement among the Company, CBNA and Citigroup Inc.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

                                           55