Form 10-Q
period 2009-11-04
STUDENT LOAN CORP
filed 2009-11-06
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On November 1, 2009, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.
Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	2

		Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	4

		Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 28

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 – 49

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	50

	Item 4 -	Controls and Procedures	50-51

Part II	Other Information

	Item 1A-	Risk Factors	52 – 57

	Item 6 -	Exhibits	57

Signature			58

Exhibit Index			59

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
NET INTEREST INCOME
Interest income	$194,401	$279,823	$585,821	$928,339
Interest expense	(120,290)	(196,302)	(382,748)	(643,981)
Net interest income	74,111	83,521	203,073	284,358
Provision for loan losses	(38,690)	(46,791)	(104,658)	(117,930)
Net interest income after provision for loan losses	35,421	36,730	98,415	166,428

OTHER INCOME
Gains on loans securitized	–	–	–	1,262
Gains on loans sold	17,712	194	35,576	2,508
Fee and other income	68,535	16,923	106,344	67,394
Total other income	86,247	17,117	141,920	71,164

OPERATING EXPENSES
Salaries and employee benefits	7,859	14,195	25,265	43,257
Restructuring and related charges	(300)	–	(381))	8,735
Other expenses	27,148	30,660	79,893	89,019
Total operating expenses	34,707	44,855	104,777	141,011

Income before income taxes	86,961	8,992	135,558	96,581
Provision for income taxes	32,154	3,553	47,967	35,462
NET INCOME	$ 54,807	$ 5,439	$ 87,591	$ 61,119

DIVIDENDS DECLARED AND PAID	$ 7,000	$ 28,600	$ 42,600	$ 85,800

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$ 2.74	$ 0.27	$ 4.38	$ 3.06
(based on 20,000,000 average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$ 0.35	$ 1.43	$ 2.13	$ 4.29

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Federally insured student loans	$18,247,135	$18,064,662
Private education loans	7,362,424	5,861,545
Deferred origination and premium costs	572,016	635,449
Allowance for loan losses	(141,312)	(110,329)
Student loans, net	26,040,263	24,451,327
Other loans and lines of credit	10,507	9,016
Loans held for sale	2,256,176	1,072,316
Cash	655	595
Residual interests in securitized loans	858,792	942,807
Other assets	2,237,767	1,761,338

Total Assets	$31,404,160	$28,237,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings, payable to principal stockholder	$8,212,000	$12,654,200
Short-term secured borrowings	243,824	1,002,211
Long-term borrowings, payable to principal stockholder	4,391,000	10,102,000
Long-term secured borrowings	15,844,104	1,727,744
Deferred income taxes	338,262	382,155
Other liabilities	735,669	774,886

Total Liabilities	29,764,859	26,643,196

Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,830	141,723
Retained earnings	1,497,271	1,452,280

Total Stockholders' Equity	1,639,301	1,594,203

Total Liabilities and Stockholders' Equity	$31,404,160	$28,237,399

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,923	$141,555
Capital contributions and other changes	107	35
Balance, end of period	$142,030	$141,590

RETAINED EARNINGS
Balance, beginning of period	$1,452,280	$1,493,253
Net income	87,591	61,119
Common dividends declared, $2.13 and $4.29 per common share for the nine months ended September 30, 2009 and 2008, respectively	(42,600)	(85,800)
Balance, end of period	$1,497,271	$1,468,572

TOTAL STOCKHOLDERS' EQUITY	$1,639,301	$1,610,162

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$87,591	$61,119
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	7,763	9,760
Amortization of deferred loan origination and purchase costs	65,451	75,013
Accreted interest on residual interests	(51,949)	(48,189)
Provision for loan losses	104,658	117,930
Deferred tax provision	(43,893)	(31,490)
Gains on loans sold and securitized	(35,576)	(3,770)
Gain on residual interest valuation	(14,034)	(104,754)
Loss on servicing asset valuation	21,804	6,548
Change in loans held for sale including loan origination and purchase costs	(3,564,051)	(151,058)
Proceeds from loans sold	1,843,065	137,913
Cash received on residual interests in trading securitized assets	149,998	99,178
Change in accrued interest receivable	(170,463)	(119,180)
Change in reserve for restructuring and related charges	(381)	8,735
Change in other assets	183,597	10,002
Change in other liabilities	(38,729)	74,631
Other non-cash charges	16,173	17,657
Net cash (used in) provided by operating activities	$(1,438,976)	$160,045

Cash flows from investing activities:
Change in loans	$(1,703,364)	$(4,976,158)
Change in loan origination and purchase costs	(1,929)	(122,151)
Proceeds from loans sold and securitized	515,276	1,973,207
Change in restricted cash	(484,071)	(52,328)
Capital expenditures on equipment and computer software	(5,919)	(7,984)
Net cash used in investing activities	$(1,680,007)	$(3,185,414)

Cash flows from financing activities:
Net change in borrowings payable to principal stockholder with original maturities of three months or less	$(5,105,200)	$1,472,600
Proceeds from other short-term borrowings	1,887,241	3,011,000
Repayments of other short-term borrowings	(5,656,628)	(3,000,000)
Proceeds from long-term borrowings	14,214,731	8,082,620
Repayments of long-term borrowings	(2,178,501)	(6,454,393)
Dividends paid to stockholders	(42,600)	(85,800)
Net cash provided by financing activities	$3,119,043	$3,026,027

Net increase in cash	$60	$658
Cash - beginning of period	595	25
Cash - end of period	$655	$683

Supplemental disclosure:
Cash paid (received) for:
Interest	$462,736	$688,298
Income taxes, net	$40,136	$(1,955)
See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and nine months ended September 30, 2009 may not be indicative of the results for the full year ending December 31, 2009. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2008 Annual Report on Form 10-K and the Company’s Form 10-Q for the quarter ended June 30, 2009.

Basis of Presentation

The Company’s accounting policies are in conformity with GAAP. The Company’s operations are a single segment for financial reporting purposes, as the Company’s operations only consist of originating, managing and servicing student loans.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassification had no effect on the Consolidated Balance Sheet and Consolidated Statements of Income as previously reported.

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

Subsequent Events

As required by Accounting Standards Codification (ASC) 855-10, the Company has evaluated subsequent events through November 5, 2009, which is the date its Consolidated Financial Statements were issued.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, are recognized as they are earned.  Interest income includes special allowance payments (SAP) from and excess interest payments to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with ASC 310-20. Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method and recognized as yield adjustments to interest income.

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

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties, the impact of any risk-sharing agreements with certain schools and counterparty risk ratings. Estimated losses are calculated using historical delinquency and credit loss experience adjusted for aging of the portfolio, expected market conditions and other factors not captured by historical trends.  These factors include, among other things, internal policy changes, regulatory changes and general economic conditions affecting borrowers, private insurers, risk sharers, and higher education institution clients.  Losses that are probable and estimable are expensed currently and increase the provision for loan losses.  Actual losses are charged against the reserve as they occur, and subsequent recoveries are credited back to the reserve.

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

The Company’s FFEL Program and private education loans contain terms that allow the borrower to postpone payments while in school or to postpone or reduce payments if they meet certain income or financial hardship criteria.  The Company continues to accrue interest income on such loans.  This accrued interest increases the borrowers’ unpaid balance.

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales

The Company accounts for its whole loan sales in accordance with the provisions of ASC 860-10-40. In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to pledge or exchange the assets transferred. In addition, the sale accounting rules of ASC 860-10-40-5 require the Company to relinquish effective control over the loans sold as of the sale date.

Loans Securitized

The Company uses two distinct methods of accounting for its securitizations.  Certain of the Company’s securitizations currently meet the qualifications of ASC 860-10-40-5 to be accounted for as a sale.  The qualifications are that the assets transferred are legally isolated from the Company, even in the event of a bankruptcy; that the holders of the beneficial interests are not constrained from pledging or exchanging their interests; and that the transferor does not maintain effective control over the transferred assets.  The Company uses a two-step structure with a qualifying special purpose entity (QSPE) to obtain legal isolation.  For the Company’s securitizations which are currently accounted for as a sale, referred to as off-balance sheet securitizations, the transferred assets are removed from the consolidated balance sheet and a gain or loss is recognized.  The Company’s securitizations that fail to meet the accounting requirements for a sale in accordance with ASC 860-10-40-5 are accounted for as secured borrowings and the transferred assets are consolidated in the Company’s financial statements.  These transactions are referred to as on-balance sheet securitizations.  See Note 2 for accounting changes which are expected to change how the Company accounts for its off-balance sheet securitization entities as well as future securitization transactions.

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

The Company’s on-balance sheet securitization transactions are collateralized by student loans, which are recorded in Federally insured student loans and Private education loans, and by accrued interest on the student loans and certain cash accounts, which are recorded in Other assets on the Consolidated Balance Sheets.

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

The Company also obtains debt financing through the Department’s Loan Participation Purchase Program (the Participation Program).  The borrowings through the Participation Program are collateralized by FFEL Program Stafford and PLUS loans which are recorded in Loans held for sale on the Company’s Consolidated Balance Sheet.  Loans funded under the Participation Program are either sold to the Department pursuant to the Department’s Loan Purchase Commitment Program (the Purchase Program) or refinanced prior to the Participation Program’s expiration.  Additional information pertaining to the Company’s borrowings through the Participation Program can be found in Note 12.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in future off-balance sheet securitization or sale transactions, including loans that the Company originates in anticipation of sale under the Purchase Program. Management continually assesses its future securitization and loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  During 2009, loans held for sale were composed of loans to be sold to the Department under the Purchase Program, which provides for a purchase price that is higher than the carrying value of the loans.  During the quarters ended September 30, 2009 and 2008, the cost of loans held for sale exceeded fair value.  The Company recorded lower of cost or fair value write downs on its loans held for sale of $2.2 million for both the three and nine months ended September 30, 2009 as compared to $31.0 and $34.7 million for the three and nine months ended September 30, 2008, respectively. The write downs related to loans that were transferred from loans held for sale back into the operating loan portfolio during the period.

Changes in the Company’s loans held for sale are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$1,574,653	$1,926,538	$1,072,316	$337,790
Originations and purchases	1,897,265	5,182	3,752,164	170,156
Transfers into loans held for sale	–	685	–	1,900,295
Transfers back to operating loan portfolios	(51,429)	(1,867,563)	(55,241)	(2,208,536)
Loan sales	(1,128,016)	(23,327)	(2,322,765)	(135,405)
Fair value write down of loans held for sale	(2,185)	(30,974)	(2,185)	(34,672)
Other (1)	(34,112)	(11)	(188,113)	(19,098)
Balance at end of period	$2,256,176	$10,530	$2,256,176	$10,530

(1)	Amounts include, among other things, borrower principal payments and loan consolidations.

Derivatives

The Company uses derivative financial products, including swaps and options, in an effort to manage its exposure to interest rate risk. In addition, the Company uses foreign currency swaps in an effort to manage its exposure to foreign currency exchange rates on its Euro denominated secured borrowings. The Company’s derivative instruments do not qualify for hedge accounting under ASC 815 and are carried at fair value in Other assets or Other liabilities with changes in fair value recorded currently in Fee and other income.

Internally Developed Software

Certain direct costs associated with the development of internal use software are capitalized. The Company capitalizes development costs for internal use software in accordance with the provisions of ASC 350-40.  These costs are included in Other assets and are amortized by the straight-line method over the service period, not to exceed ten years.  Capitalization of development costs starts after the preliminary project stage is completed and ends when the project is substantially complete and ready for its intended use. Capitalized internally developed software costs are periodically reviewed for impairment.  Capitalized costs of projects deemed to be obsolete or abandoned are written off as operating expenses.

Accounting Changes

Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued then authoritative Statement of Financial Accounting Standards (SFAS) No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (SFAS 168), now authoritative under FASB Accounting Standards CodificationTM (Codification or ASC) ASC 105-10.  The change in GAAP establishes the ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting guidance. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.

Following the Codification, the FASB will not issue new GAAP in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

ASC 105-10 does not change GAAP, it changes the way the guidance is organized and presented. These changes have impacted how the Company references GAAP in its financial statements and in its accounting policies for financial statements issued for interim and annual periods beginning with the period ended September 30, 2009.

Subsequent Events

In May 2009, the FASB issued then authoritative SFAS No. 165, Subsequent Events (SFAS 165), now authoritative under ASC 855-10.  The change in GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  This was effective for the Company beginning with the period ended June 30, 2009.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued then authoritative FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, now authoritative under ASC 825-10-65-1.  The change in accounting guidance requires disclosure of qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, effective beginning with the quarter ended June 30, 2009, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only required annually. The adoption of the change in accounting guidance had no effect on how the Company accounts for these instruments.

Measurement of Fair Value in Inactive Markets

In April 2009, the FASB issued then authoritative FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now ASC 820-10-65-4. The change in accounting guidance reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive.  The adoption of the change in accounting guidance had no effect on the Company’s Consolidated Financial Statements.

Additional Disclosures for Derivative Instruments

On January 1, 2009, the Company adopted then authoritative SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133, now ASC 815-10-65.  The change in accounting guidance required enhanced disclosures about derivative instruments and hedged items that are accounted for under ASC 815 and related interpretations.  No comparative information for periods prior to the effective date is required.  See Note 8 for disclosures related to the Company’s hedging activities and derivative instruments.  The change in accounting guidance had no impact on how the Company accounts for these instruments.

2.	FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued then authoritative SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), now authoritative under ASC 860 which eliminates QSPEs from the guidance in ASC 860.  This change will have a significant impact on the Company’s Consolidated Financial Statements as the Company will lose sale treatment for assets previously sold to QSPEs, as well as for certain future sales.  SFAS 166 is effective for the Company on January 1, 2010.

Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), now authoritative under ASC 810-10 which details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R). First, QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has power combined with potentially significant benefits and losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be reevaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.

As a result of implementing these changes in GAAP, the Company expects to be required to consolidate VIEs and QSPEs with which it has involvement.

The Company expects that the adoption of these accounting standards updates and the associated reconsolidation of its securitization trusts will result in an increase in its assets and liabilities of approximately $13.9 billion and $14.3 billion, respectively.

In addition, the cumulative effect of adopting these new accounting standards updates as of January 1, 2010, based on financial information as of September 30, 2009, would result in an estimated aggregate after tax charge to retained earnings of approximately $394 million, reflecting a pretax charge of approximately $609 million primarily related to the establishment of deferred origination costs and loan loss reserves and the reversal of retained interests held and a decrease in related deferred tax liabilities of approximately $215 million.

The actual impact of adopting the new accounting standards updates as of January 1, 2010 could materially differ, as financial information changes from the September 30, 2009 estimates and as certain uncertainties in the application of the changes in GAAP are resolved.

3.	CORRECTION OF IMMATERIAL ERRORS

The Company had previously identified certain errors in the tax provision and related accounts from prior periods.  The errors primarily related to accounting for state and local income taxes, deferred tax amounts for loan securitizations, and accounting for uncertain tax positions.  Certain of these errors were recorded as out of period immaterial adjustments in prior periods.  The Company assessed the materiality of these errors and concluded that they are immaterial to amounts reported in prior period financial statements.  The correction of these immaterial amounts will continue to be reflected in the Company’s current and future Exchange Act reports.  The impact of the correction on the Company’s previously reported Consolidated Statements of Income is provided below.

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Dollars in thousands)	As Reported	As Corrected	As Reported	As Corrected
Income Taxes	$287	$3,553	$30,798	$35,462
Net Income	7,384	5,439	64,634	61,119
Basic and Diluted Earnings Per Share	$0.37	$0.27	$3.23	$3.06

4.	STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Federal Stafford Loans	$10,582,402	$10,188,076
Federal Consolidation Loans	5,957,765	6,312,535
Federal SLS/PLUS/HEAL Loans	1,706,968	1,564,051
Private education loans	7,362,424	5,861,545
Total student loans held, excluding deferred costs	25,609,559	23,926,207
Deferred origination and premium costs	572,016	635,449
Student loans held	26,181,575	24,561,656
Less: allowance for loan losses	(141,312)	(110,329)
Student loans held, net	26,040,263	24,451,327
Loans held for sale, excluding deferred costs	2,230,153	1,058,953
Deferred origination and premium costs	26,023	13,363
Loans held for sale	2,256,176	1,072,316
Other loans and lines of credit	10,507	9,016
Total loan assets	$28,306,946	$25,532,659

5.	OTHER ASSETS

Other assets are summarized as follows:
	September 30,	December 31,
(Dollars in thousands)	2009	2008

Accrued interest receivable:
from student loan borrowers	$979,593	$798,113
from federal government	1,872	12,889
Restricted cash	531,686	47,615
Collateral on derivatives with CBNA	319,072	387,498
Servicing asset from securitization activity	186,329	208,133
Derivative agreements with CBNA	63,541	91,559
Income taxes receivable	59,941	101,721
Deferred financing fees	37,500	4,136
Equipment and computer software (1)	25,621	27,457
Retained notes from securitization activities	19,603	66,487
Other	13,009	15,730
Total other assets	$2,237,767	$1,761,338

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $64.5 million and $59.1 million at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, the Company’s accrued interest receivable from student loan borrowers increased by $181.5 million as compared to December 31, 2008.  The increase reflects seasonal trends and growth of the Company’s owned loan assets by 11% during the nine months ended September 30, 2009.

Accrued interest receivable from the federal government decreased by $11.0 million (85%) during the nine months ended September 30, 2009.  This decrease reflects the impact of lower average interest rates during 2009, which reduced the special allowance payments due from the federal government.  During the nine months ended September 30, 2009, the Company’s excess interest owed to the government exceeded SAP resulting in a net liability, included within Other Liabilities.

Restricted cash of $531.7 million increased by $484.1 million from December 31, 2008.  This increase is largely due to the amount of cash reserves required on secured borrowings from the Conduit and securitization transactions completed during 2009.

The Company is required to maintain collateral in a margin account for its derivative contracts entered into with CBNA.  As interest rates rose during 2009 and the fair value of derivative liabilities fell correspondingly, the Company’s collateral on these derivatives decreased by $68.4 million.  For further information on the Company’s derivative agreements, see Note 8.

During September 2009, the Company sold the retained subordinated notes related to the June 2008 securitization.  The sale resulted in a 71% decrease in retained notes at September 30, 2009 as compared to December 31, 2008.

6.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net gains from securitization retained interests and related derivatives	$66,919	$46,747	$96,166	$99,299
Gains (losses) on foreign currency translation net of mark-to-market gains (losses) on foreign currency swap	995	(1,318)	2,093	(1,101)
Fair value write down of loans held for sale	(2,185)	(30,974)	(2,185)	(34,672)
Other origination and servicing fees from CBNA (Note 7)	1,178	2,544	5,343	5,345
Late fees (1)	1,309	(2,325)	3,785	1,054
Other income (expense) (2)	319	2,249	1,142	(2,531)
Total fee and other income	$68,535	$16,923	$106,344	$67,394

(1)	Amounts for the three and nine months ended September 30, 2008 include an adjustment to accrued late fees to reflect updated estimates of collectibility.
(2)	Amount for the nine months ended September 30, 2008 includes a $4.1 million contingent loss on a commitment to fund private education loans at a certain proprietary school.

7.	RELATED PARTY TRANSACTIONS

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

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Revenues:
Interest income	$111	$709	$378	$2,246
Interest expense	69,287	177,286	275,910	606,501
Fee and other (loss) income:
Derivative valuation (loss) gain	(56,153)	(30,017)	40,311	(52,475)
Other origination and servicing fees	1,178	2,544	5,343	5,345

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$1,616	$2,050	$4,982	$7,640
Stock-based compensation	250	596	554	2,234
Other expenses
Servicing, professional and other fees paid	16,814	15,598	48,229	46,582
Data processing and communications	2,074	1,922	6,019	5,062
Premises	534	674	1,622	2,032
Other	543	2,871	2,034	4,845

CBNA Omnibus Credit Agreement

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Omnibus Credit Agreement.  At September 30, 2009, the Company had outstanding short- and long-term unsecured borrowings with CBNA of $8.2 billion and $4.4 billion, respectively, and $12.7 billion and $10.1 billion, respectively, at December 31, 2008.  Under this agreement, the maximum aggregate credit available is $30.0 billion. The Omnibus Credit Agreement expires on December 31, 2009. The Company is currently negotiating a new agreement with CBNA to replace the existing agreement.

Funding terms and conditions under the agreement are negotiated between the Company and CBNA on a borrowing-by-borrowing basis.  The cost of borrowing is affected by market conditions and, as such, future borrowing rates will vary.  The Omnibus Credit Agreement contains no material financial covenants or restrictions. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.  Interest expense incurred under these borrowings, as reflected in the table above, has decreased by 55% for the nine months ended September 30, 2009 as compared to the same period in 2008.  This is a result of the decline in average interest rates during 2009 as well as a decrease in borrowings as the Company has further diversified its funding sources.  For further information on the Company’s borrowings under the Omnibus Credit Agreement, see Note 12.

Interest Rate Swap and Option Agreements

The Company enters into interest rate swaps and options with CBNA, an investment-grade counterparty, in an effort to manage its interest rate risk exposure.  CBNA requires the Company to remit cash into a margin account as collateral on these derivatives.  The Company’s collateral on these derivatives decreased to $319.1 million as of September 30, 2009 from $387.5 million as of December 31, 2008.  For further information on the Company’s derivative agreements, see Note 8.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $1.6 billion and $1.7 billion for the three and nine months ended September 30, 2009, respectively, as compared to $0.1 billion and $1.5 billion for the three and nine months ended September 30, 2008, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $10.3 million and $11.4 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.7 and $9.5 million for the three and nine months ended September 30, 2008, respectively.  At September 30, 2009, the Company was committed to purchase CitiAssist loans of $0.6 billion.

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

The Company enters into derivative agreements in an effort to manage its exposure to interest rate risk and its exposure to foreign currency exchange rate fluctuations.  The counterparty to the Company’s interest rate derivative agreements is CBNA, an investment grade company. None of the derivatives held by the Company at September 30, 2009 were designated as hedges and accordingly they did not qualify for hedge accounting treatment under ASC 815.

The fair values of the Company’s derivatives are included in Other Assets and Other Liabilities, respectively, and are provided in the table below:

	September 30, 2009			December 31, 2008
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
LIBOR-Based Swaps	$12,256,900	$9,754	$57,633	$13,342,300	$37,361	$65,348
Interest Rate Floor Options	11,542,087	53,787	339,215	12,111,261	54,198	398,280
Foreign Currency Swap	232,050	–	12,147	232,050	–	24,935

Gains and losses on the Company’s derivatives are recorded in Fee and Other Income and are provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
(Losses) gains on LIBOR-Based Swaps	$(221)	$(10,839)	$10,210	$(14,197)
(Losses) gains on Interest Rate Floor Options	(55,932)	(19,178)	30,101	(38,278)
Gains (losses) on Foreign Currency Swap	10,100	(26,278)	12,788	(21,771)
Net (losses) gains on derivatives	$(46,053)	$(56,295)	$53,099	$(74,246)

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

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS (ASC 825-10)

The estimated fair value of the Company’s financial instruments is presented in the following table:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Total loan assets	$28,306,946	$25,564,149	$25,532,659	$21,398,064
Cash and restricted cash	532,341	532,341	48,210	48,210
Accrued interest receivable	981,465	897,028	811,002	698,896
Residual interests in loans securitized	858,792	858,792	942,807	942,807
Collateral on Derivatives with CBNA	319,072	319,072	387,498	387,498
Derivative assets	63,541	63,541	91,559	91,559
Servicing assets	186,329	186,329	208,133	208,133
Retained notes from securitization sales	19,603	19,603	66,487	66,487
Financial Liabilities
Short-term borrowings	$8,455,824	$8,438,457	$13,656,411	$13,594,320
Long-term borrowings	20,235,104	20,156,061	11,829,744	11,384,196
Derivative liabilities	408,995	408,995	488,563	488,563
Interest payable	68,093	68,093	151,382	151,382

In accordance with ASC 825-10, the estimated fair values have been determined by the Company using available market information and other valuation methodologies that are described below. The fair value approximates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. Changes in assumptions could materially affect the estimates.

The difference between fair value and carrying value may vary from period to period based on changes in a wide range of factors, including returns required by investors in financial instruments, LIBOR and CP interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, default rates and maturity or contractual settlement dates.

Total Loan Assets

The fair value of loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates.  The carrying value is presented net of the allowance for loan losses.

Cash and Restricted Cash and Interest Payable

Due to the short-term nature of these instruments, carrying value approximates fair value.

Accrued Interest Receivable

Most of the Company’s accrued interest receivable relates to loans that are not currently in repayment.  This accrued interest will be added to the borrowers’ principal balances when the loans enter repayment.  Accordingly, the fair value of accrued interest receivable that is expected to be capitalized was calculated using the same methodology used for the related loan assets.  Accrued interest receivable on loans in repayment is considered short-term and, accordingly, carrying value approximates fair value.

Residual Interests in Loans Securitized, Servicing Assets and Retained Notes

The fair value of the residual interests in the loans securitized, servicing assets, and retained notes (collectively, retained interests) were determined using a discounted cash flow model.  Retained interests from securitization are recorded at fair value in the Consolidated Financial Statements.  For more information on student loan securitizations, see Note 10.

Short-Term and Long-Term Borrowings

The Company pays interest on its short- and long-term borrowings based on CP, LIBOR or prime rates.  These borrowings generally have variable interest rates with reset periods ranging from one day to every three months, depending on the specific terms of each borrowing.  Many of the Company’s borrowings are based on a base index plus a credit premium.  These credit premiums are fixed over the life of the related borrowing. The fair value of the Company’s borrowings from the Omnibus Credit Agreement, the Conduit and from its on-balance sheet securitization trusts was calculated by discounting cash flows through maturity using estimated market discount rates.

Derivatives and Collateral on Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. The fair value of derivative instruments was based upon quotes received from counterparties based on similar instruments in active markets. Derivatives are recorded at fair value in the Consolidated Financial Statements.  The carrying value of the Company’s collateral on derivatives approximates fair value.

10.	STUDENT LOAN SECURITIZATIONS

The Company maintains programs to securitize certain portfolios of student loan assets.  Under the Company’s securitization programs, transactions currently qualifying as sales under ASC 860-10-40-5 are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities, collateralized primarily by the student loan assets, to outside investors.  For off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.  See Note 2 for accounting changes which are expected to change how the Company accounts for its off-balance sheet securitization entities and future securitization transactions.

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

As of September 30, 2009, the carrying amount of assets pledged as collateral for secured borrowings was $18.0 billion of which $14.6 billion was included in Federally insured student loans, $2.0 billion was included in Private education loans, and the remainder was composed primarily of deferred origination and premium costs and restricted cash.  The related liabilities of $15.9 billion at September 30, 2009 included $15.8 billion of Long-term secured borrowings while the remainder was included in Other liabilities.  The assets are restricted from being sold or pledged as collateral for other borrowings.  The cash flows from these restricted assets may be used only to pay obligations of the trust.

Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support, but has never provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	FFEL Program Loans	Private Education Loans	FFEL Program Loans	Private Education Loans

Principal amounts	$12,072,454	$2,117,998	$12,809,596	$2,286,745
Retained interests	907,096	157,628	1,042,766	174,661

The following table summarizes the Company’s securitization activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Securitization sales:
Student loans securitized (1)	$–	$–	$–	$2,035,540

Net proceeds from student loans securitized during the period	–	–	–	1,973,207

Realized gains on loans securitized	–	–	–	1,262

Securitization financings:
Student loans securitized (1)	$4,036,209	$–	$4,623,494	$1,993,213

Net proceeds from student loans securitized (2)	3,296,688	–	3,842,814	1,798,638

Student loans funded through the Conduit (1)	1,934,041	–	10,477,198	–

Net proceeds from student loans funded through the Conduit (2)	1,897,241	–	10,389,529	–

(1)	Amounts represent the value of the student loans securitized or funded through the Conduit as of the securitization / funding date.
(2)	Amounts represent net proceeds of loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans securitized or loans funded through the Conduit and net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs and notes not issued on the date of the securitization.

The following table reflects amounts received from off-balance sheet securitization trusts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Cash received for servicing	$19,249	$20,032	$58,937	$57,475
Cash received on residual interests	47,428	33,114	149,998	99,178
Cash received on retained notes	502	857	1,893	1,444

During the three and nine months ended September 30, 2009, the Company earned $19.1 million and $58.6 million, respectively, of contractually specified servicing fees as compared to $20.7 million and $57.9  million for the three and nine months ended September 30, 2008.  The Company also earned $0.4 million and $1.7 million of interest on retained notes for the three and nine months ended September 30, 2009, respectively, as compared to $1.0 and $1.7 million for the three and nine months ended September 30, 2008, respectively.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$185,998	$191,798	$208,133	$199,112
Changes in fair value due to changes in inputs and assumptions	8,141	9,210	2,555	19,534
Other changes (1)	(7,810)	(8,444)	(24,359)	(26,082)
Balance at end of period	$186,329	$192,564	$186,329	$192,564

(1)	Amounts represent the effects of excess servicing income received and the passage of time.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which are recorded in Fee and other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gains related to residual interests	$98,577	$57,996	$14,034	$104,754
Servicing revenue net of valuation gains and losses on servicing assets	19,466	21,424	36,792	51,311
Mark-to-market (losses) gains on derivatives	(56,153)	(30,017)	40,311	(52,475)
Realized and unrealized gains (losses) on retained notes	5,029	(2,656)	5,029	(4,291)
Net gains from securitization retained interests and related derivatives	$66,919	$46,747	$96,166	$99,299

The Company utilizes discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty. The discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate is the sum of a risk-free rate and a risk premium, which reflected the prevailing economic and market conditions at the balance sheet date.  During the nine months ended September 30, 2009, the Company decreased the risk premium on its FFEL Program loan trusts’ residual interests by 50 basis points to reflect lower premiums recently experienced in the market on FFEL Program asset-backed securities transactions.  The Company increased the risk premium of its private education loan trust residual interests during this same period by 200 basis points to reflect an increasing level of cash flow uncertainty and lack of liquidity in the private education loan asset-backed securities market.  The risk-free component of the discount rate on all of the Company’s residual interests increased by 96 basis points for the nine months ended September 30, 2009.

The Company has also lowered its future prepayment assumptions to reflect an overall slowdown in borrower prepayment activity. The Company believes that this slowdown is the result of lower consolidation loan activity and the current economic downturn.  The impact of the change in the prepayment assumptions was a $25.9 million and $3.9 million mark-to-market gain on the Company’s residual interests and servicing assets, respectively, for the nine months ended September 30, 2009.

The Company also recognized a mark-to-market loss on its residual interests as a result of the change in the fair value of the floor income embedded in the residual interest cash flows.  The change in the value of the embedded floor income is primarily due to changes in interest rates.  During the nine months ended September 30, 2009, the mark-to-market loss on the floor income embedded in the Company’s residual interests was $45.9 million.

The key assumptions used to value the residual interests of securitized trusts were as follows:

	September 30,	December 31,
	2009	2008
Discount rates:
FFEL Program Consolidation Loans	10.82%	10.36%
FFEL Program Stafford and PLUS loan	10.82%	10.36%
Private education loans	16.32%	13.36%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.21% to 0.57%	0.77% to 1.10%
FFEL Program Stafford and PLUS loan	5.21%	6.54%
Private education loans	4.12%	8.88%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.27%	0.32%
FFEL Program Stafford and PLUS loan	0.54%	0.52%
Private education loans	0.68%	0.67%
Basis spread between LIBOR and CP rates	16 basis points	13 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.5% to 38.5%	2.3% to 40.2%
On time payments	0% to 34.5%	0% to 35.7%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

	September 30, 2009	December 31, 2008
Discount rates:
FFEL Program Consolidation Loans	4.86%	3.90%
Private education loans	5.36%	4.40%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.21% to 0.57%	0.77% to 1.10%
Private education loans	4.12%	8.88%
Weighted average servicing margin	21 basis points	23 basis points

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at September 30, 2009	$858,792	$186,329
Discount rate:
10% adverse change	(24,620)	(4,081)
20% adverse change	(47,191)	(7,986)
Constant prepayment rate:
10% adverse change	(3,482)	(847)
20% adverse change	(6,902)	(1,669)
Anticipated credit losses, net of insurance and guarantees:
10% adverse change	(4,410)	(877)
20% adverse change	(8,757)	(1,709)
Expected basis spread between LIBOR and Commercial Paper rate:
10% adverse change	(8,990)	–
20% adverse change	(17,978)	–
Borrower benefits – ACH:
10% adverse change	(2,905)	–
20% adverse change	(5,805)	–
Borrower benefits – on time payments:
10% adverse change	(10,523)	–
20% adverse change	(21,032)	–
Servicing margin:
10% adverse change	–	(23,063)
20% adverse change	–	(45,888)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Principal amounts	$14,190,452	$15,096,341
Delinquencies	540,571	658,538

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Credit losses, net of recoveries:	$3,448	$2,237	$9,273	$6,667

11.	FAIR VALUE (ASC 860-50-35 and 50, ASC 820-10 AND ASC 825-10)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Assets:
Residual interests in securitized loans	$–	$858,792	$–	$942,807
Other assets	63,541	205,932	91,559	274,620
Total Assets	$63,541	$1,064,724	$91,559	$1,217,427

Liabilities:
Other liabilities	$408,995	$–	$488,563	$–

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

The following table presents the changes in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Residual interests in securitized loans:
Balance at beginning of period	$790,545	$701,598	$942,807	$633,074
Total gains (realized/unrealized) included in earnings:
Interest income	17,098	17,225	51,949	48,189
Fee and other income	98,577	57,996	14,034	104,754
Purchases, issuances and settlements	(47,428)	(33,115)	(149,998)	(42,313)
Balance at end of period	$858,792	$743,704	$858,792	$743,704

Unrealized gains relating to assets still held at the reporting date (1)	$98,577	$57,995	$14,034	$104,754

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$252,485	$191,798	$274,620	$199,112
Total gains (realized/unrealized) included in earnings:
Fee and other income	15,476	11,957	14,419	27,806
Purchases, sales, issuances and settlements	(62,029)	(11,191)	(83,107)	(34,354)
Balance at end of period	$205,932	$192,564	$205,932	$192,564

Unrealized gains relating to assets still held at the reporting date (1)	$10,702	$9,210	$5,116	$19,534

(1)
The difference between total gains (realized /unrealized) included in earnings and unrealized gains relating to assets still held at the reporting date represents accreted yield and realized gains from the sale of retained notes from the company's 2008 off-balance sheet securitization.

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

During the quarters ended September 30, 2009 and 2008, the cost of loans held for sale exceeded fair value.  The Company recorded lower of cost or fair value write downs on its loans held for sale of $2.2 million for both the three and nine months ended September 30, 2009 as compared to $31.0 and $34.7 million for the three and nine months ended September 30, 2008, respectively. The write downs related to loans that were transferred from loans held for sale back into the operating loan portfolio during the period.

12.	SHORT- AND LONG-TERM BORROWINGS

The following table summarizes the Company’s total borrowings:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Interest Rates	Ending Balance	Ending Balance
Unsecured borrowings:
Short-term borrowings, payable to principal stockholder	0.24% to 2.90%	$8,212,000	$12,654,200
Long-term borrowings, payable to principal stockholder	2.49% to 5.39%	4,391,000	10,102,000
Total unsecured borrowings		$12,603,000	$22,756,200

Secured borrowings:
Short-term secured borrowings	0.91%	$243,824	$1,002,211
Long-term secured borrowings from on-balance sheet securitizations (1)	0.90% to 4.75%	5,467,822	1,727,744
Long-term secured borrowings from the Conduit(2)	0.69%	10,376,282	–
Total secured borrowings		$16,087,928	$2,729,955
Total Borrowings:		$28,690,928	$25,486,155

(1)	Interest due on secured borrowings from the Company’s on-balance sheet securitizations is variable based on either 3-Month LIBOR or prime plus a fixed premium.
(2)	Interest due on secured borrowings from the Conduit is variable based on the rate at which the Conduit is able to issue CP, plus fixed costs associated with the Conduit.

The Company’s unsecured borrowings at September 30, 2009 and December 31, 2008 represent borrowings outstanding under the terms of an Omnibus Credit Agreement with CBNA.  The maximum aggregate credit available under this agreement is $30.0 billion. Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  The Omnibus Credit Agreement contains no material financial covenants or restrictions, other than the agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. Although the Omnibus Credit Agreement expires on December 31, 2009, existing borrowings will continue to mature based on their originally contracted maturities.  Additionally, the Company is currently negotiating a new agreement with CBNA as well as exploring alternative sources of funding that can be used to replace or supplement the current agreement. The structure of the potential replacement to the Omnibus Credit Agreement that currently is being negotiated includes short- and long-term funding, various financial covenants, commitment and unused liquidity fees and secured as well as unsecured borrowings. The Company expects a replacement will be executed before the expiration of the current Omnibus Credit Agreement. However, there is no assurance that a suitable replacement facility will be put in place by year end, and, if not put into place, whether and when the Company could obtain sufficient alternate sources of financing on acceptable terms.   If a suitable replacement or replacements, whether from CBNA or otherwise, are not put in place by year end, the Company will no longer have a guaranteed funding source.  This could have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

As of September 30, 2009, $3.0 billion of the Company’s outstanding borrowings under the Omnibus Credit Agreement included derivatives embedded in the respective funding transactions.  These embedded derivatives have been determined to be clearly and closely related to the underlying debt instruments and, in accordance with GAAP, do not require bifurcation.

Secured borrowings increased by $13.4 billion from December 31, 2008 to September 30, 2009 from the completion of three on-balance sheet securitizations and funding obtained from the Conduit, partially offset by a decrease in short-term secured borrowings from the Department under the Participation Program.  Proceeds from these long-term secured borrowings were used to pay down short- and long-term unsecured borrowings.  Of the secured borrowings at September 30, 2009 and December 31, 2008, $0.2 billion is denominated in Euros and an additional $0.1 billion of notes remains available for issuance.  At September 30, 2009, the total authorized long-term secured borrowings of $16.0 billion were collateralized by $14.6 billion of FFEL Program loans and $2.0 billion of private education loans.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.  The secured borrowings related to the Company’s on-balance sheet securitizations mature from March 2013 through August 2043.  Secured borrowings related to the Conduit will mature upon expiration of the Conduit Program in January 2014.

The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at more normalized levels, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at a cost based on market rates.  The Company receives funding equal to 97% of the principal and accrued interest balances of the pledged student loans.  The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, based on first disbursement date and certain other loan criteria.  If the Company were to sell the pledged loans to the Department, this would likely result in a significant loss to the Company.

The Company’s short-term secured borrowings decreased by $0.8 billion since December 31, 2008.  This decrease was the result of the sale of certain FFEL Program loans to the Department under the Purchase Program.  At September 30, 2009, the total borrowings of $0.2 billion were collateralized by $0.4 billion of FFEL Program Stafford and PLUS loans included in the Company’s Loans held for sale portfolio.

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

At September 30, 2009, the Company had a remaining restructuring reserve of $0.4 million included in Other liabilities, which decreased from $5.0 million at December 31, 2008.  The decrease was largely due to severance payments related to the Company’s 2008 restructurings.

During June 2009, the Company announced a restructuring which resulted in the reduction of 10 positions within the Company.  Full implementation of the June 2009 restructuring was completed during October 2009. Restructuring charges of $0.5 million related to this action were recorded in the second quarter.

During 2008, the Company announced two restructuring initiatives in an effort to prudently manage the business through the unprecedented market conditions and to strategically reposition its business to benefit from certain products, channels, and operational structure while strategically deploying capital resources.  As a result of the 2008 initiatives, the Company recorded restructuring and related charges of $12.4 million during 2008.  These charges consisted of severance related costs of $11.8 million and non-cash charges associated with the impairment of software assets totaling $0.6 million.  At September 30, 2009, all of the employees affected by the 2008 restructurings had been terminated.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, “may fluctuate”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause The Student Loan Corporation’s (the Company) actual results to differ materially from those the Company expects, including, but not limited to:
•
the effects of legislative and regulatory changes that affect the demand for interest rates on student loans, especially the establishment of certain fixed rates of interest on Federal Family Education Loan (FFEL) Program loans, as well as the President’s 2010 budget proposal which could eliminate the FFEL Program;

•	the availability and amount of loan subsidies and any effect on the Company’s net interest margin;

•	the availability of alternative financing options to students and their parents, including competitive products offered by other lenders;

•
the effects of changes in GAAP, including without limitation the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 166), now authoritative under ASC 860, and FASB Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS167), now authoritative under ASC 810-10;

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the demand for student loans;

•	the success of the Company’s strategic repositioning efforts;

•
the amount, availability, and cost of future short- and long-term financing to the Company from Citibank, N.A. (CBNA), government funding programs, securitizations, whole loan sales, and other sources;

•	the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•	any change in ownership of the Company that could result from the potential disposition by CBNA;

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures;

•	the amount of financial aid available to students and their parents and cost of education;

•	general economic conditions, including, without limitation, the performance of financial markets and unemployment rates;

•
changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves;

•	the performance of the Company’s loan portfolio servicers, insurers risk-sharers and higher education institution clients;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations;

•	loan origination costs;

•	the volume of loan consolidations; and

•	the success of the Company’s marketing and sales efforts.

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes, the Company’s 2008 Annual Report on Form 10-K, and the Company’s Form 10-Q for the quarter ended June 30, 2009.

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

Results of Operations – a review of the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008 and discussion of the key factors impacting those results.

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

Since December 2008 the Company has been utilizing programs available to lenders of FFEL Program student loans through the Ensuring Continued Access to Student Loans Act (ECASLA) to fund loan disbursements and for liquidity.  These programs are currently only available for FFEL Program loans disbursed for the 2009 – 2010 academic year.  If the current capital market disruption continues and if these programs are not extended or similar programs are not made available, student lenders, including the Company may find it difficult to remain in this segment of the industry.

Congress is currently considering legislation that will likely result in significant changes to federal student loan programs.  The President and various industry groups have offered proposals for reform, the most significant of which could result in the elimination of the FFEL Program.  In September 2009, the House of Representatives approved a bill which, among other changes, would eliminate the FFEL Program.  The Senate has not yet introduced a companion bill.  The Company cannot predict what the new legislation will look like in its final form.  Any of the proposed changes, in particular the proposal to eliminate the FFEL Program, could have a material adverse effect on the Company’s financial condition and results of operations.  See Legislation and Regulations on page 47 for additional information about the proposals.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets, (based on the 90-day Commercial Paper rate as published by the Department (CP), the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (based on London Interbank Offered Rate (LIBOR), CP or the prime rate).  Net interest income is the interest earned less the interest expense incurred during the period.  Net interest income is impacted by, among other things: spread changes between CP, the prime rate or the 91-day Treasury Bill rate and LIBOR; credit premiums on the Company’s debt; legislative changes that impact FFEL Program subsidies; utilization rates of borrower benefits; and portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements on portions of its portfolio in an effort to manage its interest rate risk exposure.

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

The Company’s earnings have also historically been impacted by valuation changes on its subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests) from off-balance sheet securitizations.  The fair value of the Company’s retained interests fluctuates based on factors such as interest rate changes, prepayment and default rates and regulatory changes.  Other factors that may impact earnings include loan servicing revenue and loan servicing costs, the effectiveness of the Company’s economic hedges, changes in applicable laws and regulations, alternative financing options available to students and their parents, competition, and overall economic conditions.

Accounting changes, effective January 1, 2010, will make it more difficult for securitizations to qualify for off-balance sheet treatment.  The accounting changes are expected to result in the consolidation of assets previously sold to unconsolidated securitization entities and the elimination of retained interests, both of which affect the Company’s financial position.  The accounting changes are also expected to impact the Company’s results of operations beginning in 2010 by eliminating securitization gains and valuation gains and losses on retained interests while net interest income and provision for loan losses are expected to increase for securitization trusts consolidated upon adoption of these standards.  See Note 2 to the Consolidated Financial Statements for additional information on the accounting changes.

The Company has derivative financial instruments including interest rate swaps and floor options which are intended to economically hedge the interest rate risk inherent in its retained interests in off-balance sheet securitizations.  As a result of the accounting changes described above, which will eliminate the retained interests being hedged, the Company expects to close out of these derivative positions beginning in the fourth quarter of 2009.  This may result in losses and will likely increase the Company’s exposure to earnings volatility from interest rate changes during the fourth quarter as changes in the fair value of these derivatives would no longer hedge changes in mark-to-market adjustments on the Company’s retained interests.

The Company has historically funded its loan originations primarily through borrowings under the Omnibus Credit Agreement with CBNA and through loan securitizations.  In addition to funding available to the Company under the Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding.  Since December 2008, the Company has been utilizing funding available under the Department’s Loan Participation Purchase Program (the Participation Program) established under ECASLA.  In 2009, the Company sold eligible loans to the Department under the Loan Purchase Commitment Program (the Purchase Program) and accessed additional funding through the Department sponsored conduit, Straight-A Funding, LLC (the Conduit).

The current Omnibus Credit Agreement expires on December 31, 2009.  However, existing borrowings will continue to mature based on their originally contracted maturities.  Additionally, the Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding.  If a suitable replacement is not put in place by year-end, the Company will no longer have a guaranteed funding source.  See Liquidity and Capital Resources on page 45 and Risk Factors on page 52 for additional information related to the Omnibus Credit Agreement and associated risks.

Business Highlights

During the third quarter of 2009, the financial markets showed continued improvement over the modest gains made earlier in the year.  However, credit premiums remain significantly higher than those available prior to the credit market dislocation that began in the summer of 2007. These higher credit premiums as well as the shift from one month LIBOR to longer-term base indices such as three month LIBOR have contributed to net interest margin compression as the Company refinanced maturing debt with longer-term funding at higher premiums over base indices, resulting in a decrease in third quarter net interest income of $25.4 million compared to 2008.  Higher yields on the Company’s student loan assets, which increased net interest income for the third quarter by $12.3 million compared with 2008, partially offset the impact of the higher premiums on borrowings.

Net interest margin compression for the nine months ended September 30, 2009 was also impacted by divergence between CP and LIBOR during the first half of 2009 as well as the continued impact of regulatory changes, particularly the reductions of special allowance payments contained in the College Cost Reduction and Access Act (CCRA Act).

The weakening of the US economy during 2009 has increased loan charge-offs as well as expected loss rates. The Company expects these conditions to continue in the near to medium term.

During the nine months ended September 30, 2009, the Company further diversified its sources of funding by leveraging an additional $14.2 billion of long-term structural liquidity.  This included a cumulative $10.4 billion from the Conduit.  The Company also executed three securitizations, including two FFEL Program loan securitizations which provided a total of $2.4 billion of funding, and a private education loan securitization under the Term Asset-Backed Securities Loan Facility (TALF) which provided $1.4 billion of funding.

The Company continued to draw on financing through the Participation Program.  The Company has funded $2.9 billion of FFEL Program Stafford and PLUS loan disbursements through this program since its inception.  During the nine months ended September 30, 2009, the Company sold $2.3 billion of loans to the Department under the Purchase Program.  These proceeds were used to pay back funding from the Participation Program.

During the twelve-month period ended September 30, 2009, the Company’s managed student loan portfolio grew by $1.9 billion or 5% to $43.3 billion, reflecting the Company’s continued commitment to the education lending market.  The managed portfolio includes $28.4 billion of the Company’s owned loan assets and $14.9 billion of loans serviced on behalf of securitization trusts or other lenders.  Originations for the quarter included FFEL Program Stafford and PLUS loan originations of $1.9 billion, a 10% decrease from the same quarter of 2008.  This decrease is largely due to schools moving from the FFEL Program to the Department’s Direct Lending Program.  The Company also made new CitiAssist loan commitments of $0.3 billion, which was 47% lower than the same quarter of 2008, continuing the recent effort to originate higher quality private education loans.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition.  Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ, possibly materially, from those estimates.  The most significant of these critical estimates and judgments are those used to account for student loan securitizations, related retained interests and allowance for loan losses, which are more fully described in the Company’s 2008 Annual Report on Form 10-K.  See the Notes to the Consolidated Financial Statements for more information on the Company’s accounting estimates.

Financial Condition

Loans

At September 30, 2009, the Company’s student loan assets were composed of FFEL Program loans, private education loans, a portfolio of loans held for sale and related deferred costs.

See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	September 30, 2009	December 31, 2008
Owned loans	$28,448	$25,643
Managed loans	43,325	42,107

	Year-to-Date Average Balances
(Dollars in millions)	September 30, 2009	December 31, 2008
Owned loans	$27,631	$24,316
Managed loans	43,765	39,938

Loan Disbursements and Procurement Activity

The Company makes loans through the retail and wholesale channels.  The retail channel represents loan activity initiated through the Company’s relationships with colleges and universities.  The majority of the Company’s new FFEL Program Stafford and PLUS loan and school-certified private education loan originations are initiated through the efforts of the Company’s retail sales force.  The Company originates the remaining portion of such originations by marketing directly to students and their families, for example, through email and online advertising campaigns.  In previous years, the Company also originated FFEL Program and private education loan consolidations through direct marketing to consumers.  The wholesale channel, which accounts for a small fraction of the Company’s new loan originations, represents loan activity initiated outside of the retail channel, such as purchases of loans originated by other lenders under existing loan purchase commitments.

Details of the Company’s origination activity are presented in the table below:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Retail:
FFEL Program Stafford and PLUS loan disbursements	$1,933	$2,137	$4,846	$4,732
CitiAssist loans disbursed under commitments to purchase (1)	346	649	1,112	1,474
Total Retail	2,279	2,786	5,958	6,206
Loan consolidation and other secondary market volume	16	95	58	821
Total Originations	$2,295	$2,881	$6,016	$7,027

(1)	This amount consists of the CitiAssist loans that were disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The Company’s FFEL Program loan originations decreased by 10% for the three months ended September 30, 2009 as compared to the same period in 2008.  This decrease is largely due to schools moving from the FFEL Program to the Department of Education’s Direct Lending Program and adding additional lenders to their preferred lender lists to comply with regulatory requirements and concerns.  The impact of these actions was partially absorbed by the withdrawal of many lenders from the FFEL Program and overall growth in the marketplace.

The Company’s CitiAssist loan commitments are significantly lower than the same periods in 2008, continuing the recent effort to originate higher quality private education loans.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At September 30, 2009 and December 31, 2008, the private education loans disbursed and still held by CBNA were $0.4 billion and $1.0 billion, respectively.

Historically, loans were not specifically purchased or originated for resale, and accordingly were recorded in the Company’s portfolio.  However, certain loans originated since the fourth quarter of 2008 have been originated with the intent of selling to the Department under the Purchase Program and, accordingly, were recorded in held for sale.  At September 30, 2009, $2.2 billion of loans were classified as held for sale.

Allowance for loan losses

The Company categorizes allowance for loan losses as FFEL Program, Insured CitiAssist, Uninsured CitiAssist Standard and Uninsured CitiAssist Custom.  Uninsured CitiAssist Standard is primarily composed of CitiAssist loans that have been approved based on standard underwriting criteria similar to Insured CitiAssist and were originated on or after January 1, 2008.  Uninsured CitiAssist Custom is primarily composed of loans made to non-traditional students or loans with less stringent underwriting standards.  The Company no longer originates Uninsured CitiAssist Custom loans.  For a full understanding of the methodology used to calculate allowance for loan losses, see Note 1 to the Consolidated Financial Statements.

The Company’s allowance for loan losses at September 30, 2009 increased by $31.0 million compared to the balance at December 31, 2008.  This increase is largely due to continued deterioration in the economic environment, higher loan balances, seasoning of the portfolios as more loans entered repayment, and lower recovery rates.

The provision for loan losses, which is composed of builds or releases in the loan loss reserves plus net charge-offs, decreased by $8.1 million in the third quarter of 2009 compared to the same period in 2008.  This decrease is primarily driven by specific reserves established in the third quarter of 2008 for a bankrupt proprietary school.  Charge-offs increased by $30.3 million during the nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of seasoning of the CitiAssist portfolios as more loans entered repayment.  The Company expects charge-offs will continue to increase as a result of the expected seasoning of the higher risk Uninsured CitiAssist Custom and Uninsured CitiAssist Standard portfolios and credit deterioration across all portfolios.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period
FFEL Program	$21,622	$8,668	$14,445	$12,312
Insured CitiAssist	12,771	5,585	8,512	3,214
Uninsured CitiAssist Standard	15,513	3,028	11,891	–
Uninsured CitiAssist Custom	78,831	64,536	75,481	26,589
	$128,737	$81,817	$110,329	$42,115
Provision for loan losses
FFEL Program	$7,423	$4,561	$19,786	$8,956
Insured CitiAssist	9,836	7,247	21,335	13,354
Uninsured CitiAssist Standard	6,095	6,155	12,232	9,183
Uninsured CitiAssist Custom	15,336	28,828	51,305	86,437
	$38,690	$46,791	$104,658	$117,930
Charge offs
FFEL Program	$(4,068)	$(3,545)	$(9,254)	$(9,154)
Insured CitiAssist	(4,520)	(3,284)	(11,760)	(7,020)
Uninsured CitiAssist Standard	(2,654)	(78)	(5,169)	(78)
Uninsured CitiAssist Custom	(19,098)	(13,816)	(58,247)	(37,914)
	$(30,340)	$(20,723)	$(84,430)	$(54,166)
Recoveries
FFEL Program	$–	$–	$–	$–
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	99	–	99	–
Uninsured CitiAssist Custom	4,126	2,766	10,656	7,202
	$4,225	$2,766	$10,755	$7,202
Other (1)
FFEL Program	$–	$–	$–	$(2,430)
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	–	–	–	–
Uninsured CitiAssist Custom	–	–	–	–
	$–	$–	$–	$(2,430)
Balance at end of period
FFEL Program	$24,977	$9,684	$24,977	$9,684
Insured CitiAssist	18,087	9,548	18,087	9,548
Uninsured CitiAssist Standard	19,053	9,105	19,053	9,105
Uninsured CitiAssist Custom Programs	79,195	82,314	79,195	82,314
	$141,312	$110,651	$141,312	$110,651

(1)	Represents reserve amounts associated with loans sold, securitized or reclassified as held-for-sale.

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

Private Education Loans

The Company’s private education loan portfolio is not guaranteed by the federal government.  Although private education loans do not carry a federal government guarantee, 58% of the outstanding balances of these loans carry private insurance through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC), and 2% of the outstanding balances are insured through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

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

From 2003 through 2007, UGCIC/NHIC insured the Company for maximum portfolio losses ranging from 12.5% to 13.5% over the life of the loans.  The Company is exposed to 100% of losses that exceed these thresholds.  While these losses are not currently forecast to exceed these thresholds, if deterioration in market conditions continues, losses could be higher than expected.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  No payments are currently expected to be made in 2009 or 2010.  The Company ceased insuring new CitiAssist Standard loans in January 2008.

At September 30, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.  Both NHIC and UGCIC generally continue to make claim payments as agreed.  Since September 2008, the US Treasury and the Federal Reserve have continued to provide extraordinary external support to AIG in light of its status as a systemically important financial institution.  Since then, there have been several restructuring actions taken or announced that affected or could affect NHIC and UGCIC, including those described in an article published in the Wall Street Journal on April 22, 2009 and those described by UGCIC in its March 31, 2009 quarterly statement.  The impact of the restructurings is uncertain. These factors could have a material adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Information on private education loans, including delinquency and insurance coverage, is shown in the tables below:

	September 30, 2009				June 30, 2009
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$4,419,082	$1,899,819	$1,043,523	$7,362,424	$4,522,839	$536,230	$882,976	$5,942,045

Private education loans in repayment	2,357,721	268,771	576,680	3,203,172	2,467,832	267,018	595,594	3,330,444

Private education loans in forbearance	301,629	51,504	59,959	413,092	273,239	43,882	55,713	372,834

Percent of private education loans that are delinquent 30 - 89 days	2.9%	3.0%	4.8%	3.2%	1.9%	1.4%	4.4%	2.3%

Percent of private education loans that are delinquent 90 days or more	2.3%	0.6%	1.7%	2.0%	2.2%	0.5%	1.4%	1.9%

Allowance for loan losses	$18,087	$19,053	$79,195	$116,335	$12,771	$15,513	$78,831	$107,115

Private education loans covered by risk-sharing agreements with schools	–	–	499,237	499,237	–	–	453,784	453,784

Year-to-date average of private education loans in repayment	2,302,636	228,018	585,137	3,115,791	2,266,374	211,940	586,970	3,065,284

Year-to-date average of private education loans in repayment and forbearance	2,584,500	267,087	640,194	3,491,781	2,538,521	245,908	639,954	3,424,383

Year-to-date net credit losses as a percentage of average loans in repayment	0.5%	2.2%	8.1%	2.0%	0.3%	1.2%	5.6%	1.4%

Year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.5%	1.9%	7.4%	1.8%	0.3%	1.0%	5.1%	1.2%

Allowance as a percentage of total loan balance	0.4%	1.0%	7.6%	1.6%	0.3%	2.9%	8.9%	1.8%

Allowance as a percentage of total loans in repayment	0.8%	7.1%	13.7%	3.6%	0.5%	5.8%	13.2%	3.2%

Allowance coverage of annualized year-to-date net credit losses (in years)	1.2	2.8 (1)	1.2	1.4	0.9	3.1 (1)	1.2	1.3

(1)
The Company only began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

	September 30, 2009				September 30, 2008
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$4,419,082	$1,899,819	$1,043,523	$7,362,424	$4,523,016	$373,458	$919,486	$5,815,960

Private education loans in repayment	2,357,721	268,771	576,680	3,203,172	1,604,739	136,365	472,745	2,213,849

Private education loans in forbearance	301,629	51,504	59,959	413,092	215,546	18,480	38,207	272,233

Percent of private education loans that are delinquent 30 - 89 days	2.9%	3.0%	4.8%	3.2%	3.4%	1.0%	4.5%	3.5%

Percent of private education loans that are delinquent 90 days or more	2.3%	0.6%	1.7%	2.0%	1.9%	0.1%	1.4%	1.7%

Allowance for loan losses	$18,087	$19,053	$79,195	$116,335	$9,548	$9,105	$82,314	$100,967

Private education loans covered by risk-sharing agreements with schools	–	–	499,237	499,237	–	–	482,386	482,386

Year-to-date average of private education loans in repayment	2,302,636	228,018	585,137	3,115,791	1,534,754	80,873	478,938	2,094,565

Year-to-date average of private education loans in repayment and forbearance	2,584,500	267,087	640,194	3,491,781	1,733,293	91,290	511,412	2,335,995

Year-to-date net credit losses as a percentage of average loans in repayment	0.5%	2.2%	8.1%	2.0%	0.5%	0.1%	6.4%	1.8%

Year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.5%	1.9%	7.4%	1.8%	0.4%	0.1%	6.0%	1.6%

Allowance as a percentage of total loan balance	0.4%	1.0%	7.6%	1.6%	0.2%	2.4%	9.0%	1.7%

Allowance as a percentage of total loans in repayment	0.8%	7.1%	13.7%	3.6%	0.6%	6.7%	17.4%	4.6%

Allowance coverage of annualized year-to-date net credit losses (in years)	1.2	2.8 (1)	1.2	1.4	1.0	87.8 (1)	2.0	2.0

(1)
The Company only began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

Forbearance usage and delinquency rates increased between December 31, 2008 and September 30, 2009.  The increase is primarily due to prevailing economic conditions, including unemployment.  U.S. Department of Labor unemployment rates by educational attainment show that even people with college degrees are experiencing significant increases in unemployment.  At September 30, 2009, 37% of the borrowers in forbearance had been in repayment greater than one year.  This is up from 26% a year ago demonstrating that even seasoned repayment borrowers are experiencing financial stress in the current economy.  The Company expects these trends to continue for at least the next twelve months and has increased its allowance for loan loss reserves accordingly.

Forbearance is a key collection tool for borrowers experiencing temporary financial difficulties who need a little time to resolve the difficulties and are willing to make payments.  Currently, CitiAssist borrowers are generally limited to 12 months of cumulative forbearance time over the life of the loan.  Borrower performance after using forbearance is monitored and the tool has proven to be effective in helping to prevent defaults.  The Office of the Comptroller of the Currency (OCC) is currently reviewing private student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation.  The OCC may require policy changes, including, but not limited to, reducing the maximum cumulative forbearance permissible.  If this or other policy changes were to be adopted, they could have a material adverse effect on the Company’s financial condition and results of operations, including, among other things, an increase in charge-offs and the allowance for loan losses related to its private education loans.

The Uninsured Custom loans at September 30, 2009 include $202.6 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s on-balance sheet portfolio:

	Nine Months Ended
	September 30,
	2009	2008
Student loan yield	3.05%	5.45%
Consolidation loan rebate fees	(0.23)%	(0.28)%
Accreted interest on residual interests	0.24%	0.26%
Amortization of deferred loan origination and purchase costs	(0.31)%	(0.41)%
Net yield	2.75%	5.02%
Cost of funds (1)	(1.80)%	(3.48)%
Net interest margin	0.95%	1.54%

(1)	Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition.  Most FFEL Program loans qualify for special allowance payment (SAP) from the federal government.  Whenever the stated interest rate on these FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act, the federal government makes a SAP.  For loans originated on or after April 1, 2006, the Company must return excess interest to the federal government.  The CCRA Act reduced SAP for new loans originated on or after October 1, 2007.  The impact of this reduction in SAP will grow gradually over time as the amount of loans originated after October 1, 2007 increases relative to the Company’s overall portfolio.

The Company’s cost of funds is primarily based on three month LIBOR plus an incremental credit premium.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit premiums affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit premiums are fixed based on market rates at the time of borrowing.

In contrast, the Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or the prime rate (private education loans) plus an incremental credit premium.  The Company has the ability to set credit premiums on its private education loans to reflect current market conditions at origination.  However, credit premiums earned on FFEL Program loans are prescribed under the Higher Education Act.

The Company’s net interest margin decreased by 59 basis points for the nine month period ended September 30, 2009 compared to the same period last year. The decrease in margin was attributable to decreases in the student loan yield that exceeded decreases in the Company’s cost of funds. The yield on the Company’s student loan assets decreased primarily due to an overall decline in interest rates, but was also affected by a significant divergence between the 90-day CP rate, which determines SAP, and three month LIBOR, which is the basis of a majority of the Company’s borrowings. Although the spread between CP and LIBOR during most of 2009 was higher than the historical average, at the end of the third quarter, the spread had reverted to the historical long-term average.  In response to the divergence between CP and LIBOR, in the fourth quarter of 2008 the Department modified the manner in which it determined SAP for that quarter, but did not make a similar modification during 2009. This divergence between CP and LIBOR decreased net interest income by $41.8 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  In September 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was approved by the House.  This Act, among other things, attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of any divergence between CP and LIBOR.  The provision, if enacted into law, would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the 1-month LIBOR index in lieu of the current 90-day CP index. See Legislation and Regulations on page 47 for further details.

The cost of funds was also impacted by the overall decline in interest rates.  However, credit premiums are increasing as the Company refinances maturing term debt with new long-term borrowings.  During 2009, the Company obtained $3.9 billion of long-term structural liquidity through securitization transactions with contractual maturities ranging from May 2016 through August 2043.  Because pricing on the asset portfolio is fixed at origination, these term transactions, as well as any future funding transactions executed under the existing unfavorable market conditions, will continue to have an adverse impact on net interest margin for the life of the borrowings. For the nine months ended September 30, 2009, higher credit premiums as well as the shift from one month LIBOR to longer-term base indices such as three month LIBOR decreased the Company’s net interest income by $90.4 million compared to 2008.

In an effort to mitigate this compression, the Company continuously refines its product pricing to reflect current market conditions and has reduced certain borrower incentive programs for new originations.   In addition, the Company has accessed several new sources of funding for FFEL Program loans including the Participation Program and the Conduit.  These new sources provide funding that better matches the tenor of the Company’s assets at more favorable credit premiums than alternative sources.  See Legislation and Regulations on page 47 and Liquidity and Capital Resources on page 45, for further details.

At September 30, 2009 and 2008, the Company’s outstanding borrowings had contractual weighted average interest rates of 1.7% and 3.3%, respectively.

Rate/Volume Analysis

The following table shows the factors contributing to changes in net interest income (interest income less interest expense) year-over-year, due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the nine months ended September 30, 2009 vs. the nine months ended September 30, 2008
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$141.4	$(483.9)	$(342.5)
Interest bearing liabilities	118.3	(379.5)	(261.2)
Net interest income	$23.1	$(104.4)	$(81.3)

Three Months Ended September 30, 2009

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended		Favorable	Favorable
	September 30,		(Unfavorable)	(Unfavorable)
(Dollars in thousands)	2009	2008	Change	% Change
Net interest income	$74,111	$83,521	$(9,410)	(11)%
Provision for loan losses	(38,690)	(46,791)	8,101	17%
Gains on loans sold and securitized	17,712	194	17,518	9,030%
Fee and other income	68,535	16,923	51,612	305%
Operating expenses	(34,707)	(44,855)	10,148	23%
Provision for income taxes	(32,154)	(3,553)	(28,601)	(805)%
Net income	$54,807	$5,439	$49,368	908%
Total operating expenses as a percentage of average managed student loans	0.32%	0.44%	0.12%
Return on average equity	13.6%	1.3%	12.3%
Effective tax rate	37.0%	39.5%	2.5%

Net interest income

Net interest income of $74.1 million for the three months ended September 30, 2009 decreased by $9.4 million compared to the same period in 2008.  Net interest margin of 1.01% for the third quarter of 2009 was 34 basis points lower than the same period of 2008.  The Company’s shift toward longer-term funding resulted in higher credit premiums as well as higher rates on base indices which lowered third quarter net interest income by $25.4 million compared to the same quarter in 2008.  The higher premiums on borrowings were partially offset by higher yields on the Company’s student loan assets, which increased net interest income for the third quarter by $12.3 million compared with the same quarter of 2008.

Gains on loans sold and securitized

Gains on loans sold and securitized of $17.7 million for the three months ended September 30, 2009 increased by $17.5 million compared to the same period in 2008 reflecting gains on loans sold to the Department under the Purchase Program.

Fee and other income

Fee and other income was $68.5 million for the three months ended September 30, 2009 as compared to $16.9 million for the same quarter of 2008.  The increase reflects a $28.8 million smaller write-down of its held for sale portfolio as well as an increase in net mark-to-market gains on the Company’s securitization retained interests and related derivatives of $21.7 million, primarily from a slowdown in prepayments on securitized loans.  See Critical Accounting Estimates on page 33 and Note 10 to the Consolidated Financial Statements for further information regarding the retained interests in off-balance sheet securitized assets and the effect of changes in each of the key assumptions used to determine the fair value of the retained interests.  For more information on the Company’s derivative agreements, see Note 8 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $34.7 million for the three months ended September 30, 2009 were $10.1 million lower than same quarter of 2008.  The Company’s operating expense ratio for the third quarter was 0.32%, 12 basis points lower than the same quarter of 2008.  These improvements reflect the ongoing benefits of the Company’s repositioning efforts.

Provision for loan losses

The provision for loan losses decreased by $8.1 million for the three months ended September 30, 2009 as compared to the same period in 2008.  This decrease is primarily driven by specific reserves of $7.1 million established in the third quarter of 2008 for a bankrupt proprietary school.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 34.

Provision for income taxes

The Company’s effective tax rate during the third quarter of 2009 decreased to 37.0% from 39.5% in the same quarter of 2008.  The change is primarily due to the accrual of interest on the Company’s income tax receivables.

Nine Months Ended September 30, 2009

The Company’s comparisons of financial highlights are as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$203,073	$284,358	$(81,285)	(29)%
Provision for loan losses	(104,658)	(117,930)	13,272	11%
Gains on loans sold and securitized	35,576	3,770	31,806	844%
Fee and other income	106,344	67,394	38,950	58%
Operating expenses	(104,777)	(141,011)	36,234	26%
Provision for income taxes	(47,967)	(35,462)	(12,505)	(35)%
Net income	$87,591	$61,119	$26,472	43%
Total operating expenses as a percentage of average managed student loans	0.32%	0.48%	0.16%
Return on average equity	7.4%	5.0%	2.4%
Effective tax rate	35.4%	36.7%	1.3%

Net interest income

Net interest income of $203.1 million for the nine months ended September 30, 2009 decreased by $81.3 million compared to the same period in 2008. This decrease was mainly the result of reduced net interest margin, partially offset by higher average loan balances. The net interest margin for the nine months ended September 30, 2009 was 0.95%, a 59 basis point decrease compared to the same period in 2008.  This decrease was primarily the result of higher average credit premiums on the Company’s new borrowings and the dislocation between CP and LIBOR.  See Factors Affecting Net Interest Income on page 39 for further information.

Gains on loans sold and securitized

Gains on loans sold and securitized of $35.6 million for the nine months ended September 30, 2009 increased by $31.8 million compared to the same period in 2008 reflecting gains on loans sold to the Department under the Purchase Program.

Fee and other income

Fee and other income was $106.3 million for the nine months ended September 30, 2009 as compared to $67.4 million for the same period of 2008.  This reflects a $32.5 million smaller write-down of the Company’s held for sale portfolio.

Operating expenses

Total operating expenses of $104.8 million for the nine months ended September 30, 2009 were $36.2 million lower than the same period in 2008.  The Company’s operating expense ratio excluding restructuring and related charges for the nine months ended September 30, 2009 was 0.32%, 13 basis points lower than the same period in 2008.  These decreases reflect the ongoing benefits of the Company’s repositioning efforts.

Provision for loan losses

The provision for loan losses decreased by $13.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  This decrease was largely due to estimate enhancements made during 2008 primarily for Uninsured CitiAssist Custom loans that had not yet entered repayment and specific reserves established in the third quarter of 2008 for a bankrupt proprietary school.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 34.

Provision for income taxes

The Company’s effective tax rate for the nine months ended September 30, 2009 decreased to 35.4% from 36.7% in the same period of 2008.  The change is primarily due to the accrual of interest on the Company’s income tax receivables.

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

The Company completed three securitization financings during the nine months ended September 30, 2009 and one securitization financing during the same period in 2008.   The Company’s FFEL Program loans funded through the Conduit during 2009 were accounted for as secured borrowings.

The following table summarizes the Company’s securitization activity during these periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Securitization sales:
Student loans securitized (1)	$–	$–	$–	$2,035,540

Net proceeds from student loans securitized during the period	–	–	–	1,973,207

Realized gains on loans securitized	–	–	–	1,262

Securitization financings:
Student loans securitized (1)	$4,036,209	$–	$4,623,494	$1,993,213

Net proceeds from student loans securitized (2)	3,296,688	–	3,842,814	1,798,638

Student loans funded through the Conduit (1)	1,934,041	–	10,477,198	–

Net proceeds from student loans funded through the Conduit(2)	1,897,241	–	10,389,529	–

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.
(2)	Amounts represent net proceeds of loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans securitized or funded through the Conduit and the net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs and notes not issued on the date of the securitization.

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Total off-balance sheet student loans securitized (1)	$14,190,452	$15,096,341
Total on-balance sheet student loans securitized (2)	6,350,079	1,890,139
Total on-balance sheet student loans funded through the Conduit	10,274,330	–
Total secured borrowings related to on-balance sheet securitization	15,844,104	1,727,744
Residual interests from off-balance sheet student loans securitized	858,792	942,807
Servicing assets from off-balance sheet student loans securitized	186,329	208,133

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of both September 30, 2009 and December 31, 2008.
(2)	Amounts include securitized loan balances from four on-balance sheet securitizations as of September 30, 2009 and one as of December 31, 2008.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Cash received from borrower repayments, claim payments subsidized interest received from the federal government, securitizations and funding under the Omnibus Credit Agreement, the Participation Program, the Purchase Program, and the Conduit are the Company’s primary sources of cash.  The Company’s primary uses of cash are new loan originations, funding operating expenses and repayment of debt.

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk.  In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives.  The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations.  However, the Company has begun diversifying its sources of funding by accessing secured borrowings from the Conduit and the Participation Program.  Also during 2009, the Company began selling eligible loans to the Department under the Purchase Program.  The Company may shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The Omnibus Credit Agreement provides a maximum aggregate credit limit for combined short- and long-term unsecured borrowings of $30.0 billion.  At September 30, 2009, the Company had approximately $12.6 billion of borrowings outstanding under the Omnibus Credit Agreement, with approximately $17.4 billion of available credit remaining.  Of the $12.6 billion outstanding at September 30, 2009, $8.2 billion was short-term borrowings, and the remaining $4.4 billion of borrowings outstanding were long-term.  Borrowings under the Omnibus Credit Agreement account for 44% of the Company’s aggregate borrowings.

Under the current Omnibus Credit Agreement, the cost of funding is negotiated on a borrowing-by-borrowing basis.  As a result, the cost of borrowing is affected by market conditions and, as such, future borrowing rates may vary.  At this time, long-term funding available through the Omnibus Credit Agreement is more expensive than funding available to the Company through other sources.  The interest rates on the Company’s future borrowings, both under the Omnibus Credit Agreement as well as from other sources are expected to be significantly higher, in the aggregate, and other terms may also be less favorable than those which currently exist on the Company’s borrowings.  Although the Omnibus Credit Agreement contains no material financial covenants or restrictions, these may be incorporated into the terms of future borrowings. The Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries. This agreement does not restrict the Company’s right to borrow from other sources.

The current Omnibus Credit Agreement expires on December 31, 2009.  However, existing borrowings will continue to mature based on their originally contracted maturities.  Additionally, the Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding. The structure of the potential replacement to the Omnibus Credit Agreement that currently is being negotiated includes short- and long-term funding, various financial covenants, commitment and unused liquidity fees and secured as well as unsecured borrowings.  The Company expects a replacement will be executed before the expiration of the current Omnibus Credit Agreement.  However, there is no assurance that a suitable replacement facility will be put in place by year end, and, if not put into place, whether and when the Company could obtain sufficient alternate sources of financing on acceptable terms.  If the Company is unable to put into place a suitable replacement, whether from CBNA or otherwise, within required timeframes, the Company would no longer have a guaranteed funding source.  This could have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

See Risk Factors on page 52 for additional information.

During the nine months ended September 30 2009, the Company received $10.4 billion of funding for a portion of its FFEL Program loan portfolio from the Conduit.  The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at more normalized levels, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at a cost based on market rates.  The Company receives funding equal to 97% of the principal and accrued interest of the pledged student loans.  The Conduit program expires in January 2014. The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, based on first disbursement date and certain other loan criteria.  If the Company were to sell the pledged loans to the Department, this would likely result in a significant loss to the Company.  Approximately $0.7 billion of the Company’s FFEL Program loan portfolio remains eligible for future funding from the Conduit.  The actual amount of loans funded through this program will be dependent on market conditions, the total capacity of the Conduit and student lender demand for Conduit funding.

The Company funded $2.9 billion of FFEL Program loan disbursements through the Participation Program since its inception.  This program provides the Company with an additional source of funding on qualifying FFEL Program loans originated during the 2008 – 2009 and 2009 – 2010 academic years at a rate of CP plus 50 basis points.  The loans funded under the Participation Program for the 2008 - 2009 academic year must be refinanced on or before October 15, 2009 or the participated loans may be sold to the Department through the Purchase Program.  The Company anticipates selling all of the remaining loans funded by the Participation Program to the Department through the Purchase Program and accordingly, at September 30, 2009, these loans have been classified as held for sale.  See Legislation and Regulations on page 47 for further details.

Despite the adverse conditions within the credit markets, the Company successfully executed three on-balance sheet securitizations during the nine months ended September 30, 2009.  The Company secured funding from FFEL Program loan securitizations of $0.6 billion in February 2009 and $1.9 billion in July 2009, and a private education loan securitization under the TALF of $1.4 billion in August 2009.  Net proceeds from the Company’s on-balance sheet securitizations are being used to fund new loan disbursements and other operating activities.

The Company’s cash expenditures for equipment and computer software are primarily composed of software developed for internal use.  Cash expenditures for equipment and computer software totaled $5.9 million and $8.0 million for nine months ended September 30, 2009 and 2008, respectively.

In November 2008, the Federal Reserve Board authorized the Term Asset-Backed Securities Loan Facility (TALF) to provide additional liquidity support to the asset-backed securities market.  Under TALF, the Federal Reserve Bank of New York extends loans to investors to purchase qualifying AAA-rated asset-backed securities, including those backed by student loans.  In May 2009, the Federal Reserve Board authorized TALF loans with maturities of five years, in contrast to previous authorizations which limited the term of TALF loans to three years. This term more closely matches the tenor of student loan asset-backed securities. The Company completed its first TALF on-balance sheet private education loan securitization in the third quarter of 2009.  Although the terms of this transaction are competitive relative to other forms of funding currently available, the credit spreads currently required in the market are in excess of those earned by the underlying student loan assets.  As a result the Company was only able to fund approximately 60% of the principal amounts of these loans through its securitization.  The Company has the option to redeem the notes in whole beginning on the February 2014 distribution date through and including the July 2014 distribution date at a price equal to 90% of the outstanding principal balance of the notes, plus all accrued and unpaid interest on the notes.  The TALF program is currently available until March 31, 2010.  Until its expiration, the Company will continue to consider the TALF program to fund its balance sheet.  Future TALF deals that the Company may enter into are not expected to have a redemption option.

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

In September 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was approved by the House of Representatives. H.R. 3221 would implement substantially all of the President’s proposals and, most notably, would convert all new federal student lending on or after July 1, 2010 to the Federal Direct Loan Program.  H.R. 3221 also contains a provision which attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of the divergence between CP and LIBOR.  The provision would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the one-month LIBOR index in lieu of the current 90-day Commercial Paper index.  A loan holder’s choice under this provision would be irrevocable. The Senate has not yet introduced a companion bill.

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

Certain members of Congress have indicated that they wish to introduce legislation which would eliminate the exemption of qualifying private student loans from being discharged in bankruptcy.   Current law provides that qualifying private student loans, such as most of the Company's CitiAssist loans, cannot be discharged unless the debtor can prove the payment of the debt will impose an undue hardship.  If such legislation were to enacted into law, this could have a material effect on the Company by substantially increasing credit losses.

From February to May 2009, the Department held a series of negotiated rulemaking sessions with industry representatives to develop federal regulations to support the H.R. 4137, the Higher Education Opportunity Act of 2008 (HEOA), provisions.  Final regulations were published October 28 and 29, 2009 and became effective July 1, 2010.  The Company will be aggressively assessing the content of these regulations to identify any system and process modifications that may be needed to ensure ongoing compliance.

Historical Legislative and Regulatory Impacts

Over the past decade, certain amendments to the Higher Education Act, which governs the FFEL Program, have reduced the interest premium earned by holders of FFEL Program loans. The most significant such amendment was the CCRA Act, which was signed into law on September 27, 2007.  This has contributed to an overall reduction in yields as new, lower yielding loans are added to the portfolio and older, more profitable loans are repaid. In addition, amendments to the Higher Education Act authorized the enactment of the Federal Direct Loan Program (Direct Lending) which private lenders, such as the Company, are not eligible to participate in and which directly competes with the FFEL Program in originating student loans.

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

In an effort to help ensure the continued availability of funding for higher education, H.R. 6889 was signed into law by President Bush on October 7, 2008. This law provides for a one year extension of authority for the Secretary of Education to purchase certain guaranteed student loans as defined under ECASLA.   The effect of this extension allows the loan Participation and Purchase Programs created by the Department to continue through the 2009-2010 academic year as opposed to the original term, which would have limited purchases to the 2008-2009 academic year.  The terms of the 2009-2010 program will remain the same as the terms of the 2008-2009 program.

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

On October 23, 2008, the Department issued final regulations, published at Federal Register Vol. 73, No. 206, which were needed to implement provisions contained in the CCRA Act. The majority of the content of this regulatory package pertains to the new Income-based Repayment (IBR) option that was effective July 1, 2009. This Income-based Repayment plan is available to most Direct Lending and FFEL Program borrowers. It provides for a monthly payment amount based on the borrower’s student loan debt, adjusted gross income, family size and the poverty line for the borrower’s state of residence.  It also provides for the possible forgiveness of any remaining balance after 25 years of qualifying payments.  The Company has implemented system and procedural changes needed to begin providing borrowers with this new repayment option as of July 1, 2009. Additional system changes are in process to support future phases of the IBR lifecycle.

The Department has indicated that it believes some lenders may continue to have difficulty obtaining funding to make loan commitments for the upcoming academic year, or to make subsequent disbursements on loans, without a commitment from the Department to purchase those loans. Therefore, in an effort to provide additional liquidity to support new lending, the Department also published regulations on the Conduit.  During the nine months ended September 30, 2009, the Company received a cumulative $10.4 billion from the Conduit for a portion of its FFEL Program loan portfolio.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal measure of market risk due to interest rate changes is Interest Rate Exposure (IRE). IRE measures the change in expected net interest margin that results solely from unanticipated, instantaneous changes in market rates of interest. Other factors such as changes in volumes, premiums, margins and the impact of prior period pricing decisions can also change current period interest income, but are not captured by IRE. While IRE assumes that the Company makes no additional changes in pricing or balances in response to the unanticipated rate changes, in practice, the Company may alter its portfolio mix, customer pricing or hedge positions, which could significantly impact reported net interest margin. IRE does not measure the impact that market rate changes would have on the Company’s earnings related to instruments classified as trading.

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

	September 30,
(Dollars in millions)	2009		2008
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$0.2	$10.0	$(8.4)	$12.8

In addition, the Company has exposure to uneven shifts in interest rate curves, primarily shifts in the spread between CP and LIBOR.  The Company, through its Asset/Liability Management Committee, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

Item 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2009 solely due to the existence of a material weakness in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) related to accounting for income taxes.

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

During the three months ended June 30, 2009, the Company identified additional errors in current and deferred income taxes arising from this material weakness. These errors relate to how the Company accounts for and records in its income tax returns temporary differences between pretax financial income and taxable income, specifically related to its off-balance sheet securitization transactions.  The Company has assessed the materiality of the cumulative errors and determined that these errors were immaterial to amounts reported in prior period financial statements.  The correction of prior periods for these immaterial errors will continue to be reflected in the Company’s current and future Exchange Act reports.

In an effort to compensate for the internal control deficiencies surrounding accounting for income taxes and preparation of income tax returns, and ensure that the consolidated financial statements for the three and nine months ended September 30, 2009 were free from material misstatement, the Company increased management oversight over the calculation and reporting of income taxes, performed additional analysis and reconciliations, and recorded necessary adjustments.  In addition, during 2009, the Company also assumed responsibility for the calculations of tax reserves previously performed by its tax advisors, increased control over spreadsheets and continued to enhance communication and cooperation between the Company’s controllers group and its tax advisors within Citigroup.

To complete the remediation of the material weakness, the Company plans to:

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We are updating certain of those risk factors below to discuss how the risk presented in the current economic environment may impact the Company. The discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the factors listed under Forward-Looking Statements on page 29, among others.

The Company’s financial condition is dependent upon and could be adversely affected by the extent to which management can successfully manage interest rate risks.

The majority of the Company’s earnings are generated from the spread between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR or CP).  The success of the Company is dependent upon management’s ability to identify properly and respond promptly to changes in interest rate conditions. Particularly in the current market environment, which has been characterized by dislocation, illiquidity and government intervention, changes in the interest rate environment can be difficult to predict and the Company’s ability to respond to changes after they occur is hampered by market constraints, legislation and the terms of the Company’s existing student loan assets. As a result, changes in the spread between the interest rates earned on the Company’s assets and incurred on the Company’s liabilities could have an adverse effect on the Company's financial condition and results of operations.

Historically, CP and LIBOR rates have been highly correlated, with the average spread generally falling in the range of 10 and 12 basis points.  Over the past year, the spread between these two indices has been highly volatile, particularly since the implementation of the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF) in the third quarter of 2008.  To the extent that CP falls significantly in relation to LIBOR, the Company’s net interest margin and the fair value of its residual interests will be adversely affected.  See Results of Operations - Factors Affecting Net Interest Income - Net Interest Margin Spread Analysis on page 39 for further information about the impact that the divergence between CP and LIBOR has had on the Company’s net interest margin.

The Company uses derivative instruments in an effort to manage certain of its interest rate risk in its retained interests in off-balance sheet securitizations. The Company’s derivative instruments do not qualify for hedge accounting under ASC 815, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Changes in market assumptions regarding future interest rates could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

As a result of recent accounting changes, which the Company expects will eliminate the retained interests in off-balance sheet securitizations being hedged by its derivative instruments, the Company expects to begin closing out of these derivative positions in the fourth quarter of 2009.  This may result in losses and will likely increase the Company’s exposure to earnings volatility from interest rate changes during the fourth quarter. Changes in the fair value of these derivatives would no longer hedge changes in mark-to-market adjustments on the Company’s retained interests.

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

One of the Company’s objectives in determining the appropriate mix of funding is to match the weighted average life of its loan assets with that of its borrowings. However, market constraints and the fact that the Company cannot control the speed at which borrowers repay their loans generally make obtaining a perfect match very difficult and cost-prohibitive. In addition, credit premiums earned on the Company’s loan assets are fixed at the time of origination. As a result, the Company’s net interest margin may be adversely affected if the Company cannot refinance its maturing debt at rates that are comparable to its current rates.

The Company’s business operations are dependent upon Citigroup and any change that impacts Citigroup’s involvement in the Company could have an adverse effect on the Company’s financial condition and operations.

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•
Lender – The Omnibus Credit Agreement provides funding up to $30.0 billion through December 31, 2009. At September 30, 2009, the Company had outstanding borrowings under this agreement of $12.6 billion.

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

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses for management reporting purposes: Citicorp, which is composed of Citigroup’s core businesses, and Citi Holdings, in which the Company is now included, which is composed of non-core businesses.  Citigroup intends to restructure and manage Citi Holdings’ businesses for possible disposition and combination opportunities that may emerge over time.  Any legal vehicle restructuring changes will be subject to regulatory approval.  The Company’s management is currently working with Citi Holdings’ management to provide the information necessary to support these efforts.  If implemented, a restructuring could result in a change in ownership of the Company, including, among other possibilities, an eventual sale of all or part of Citigroup’s ownership to an unaffiliated third party.  The Company does not know how a potential disposition would affect the Company's business or its operations.

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

Adverse market conditions have also significantly increased the credit premiums on the Omnibus Credit Agreement borrowings, which are negotiated on a borrowing-by-borrowing basis.  The credit premiums of these borrowings are highly dependent on the cost of funds to CBNA, which is in turn dependent on CBNA’s own access to capital markets (through Citigroup), its ability to manage deposits and its other sources of liquidity and funding.  These are, in turn, highly dependent on the credit ratings of Citigroup and CBNA.  A reduction in Citigroup’s or CBNA’s credit ratings could have a negative impact on the availability and cost of funds to CBNA and consequently to the Company for new borrowings under the Omnibus Credit Agreement.  Given the current market conditions, funding costs are expected to rise further as future funding transactions are executed under the Omnibus Credit Agreement.  The current Omnibus Credit Agreement expires on December 31, 2009.  Upon expiration, existing borrowings continue to mature based on their originally contracted maturities.  The Company is currently negotiating a new agreement with CBNA as well as exploring other sources of funding.  Moreover, if less than 50% of the voting equity interest in the Company is owned or controlled by CBNA or any of Citigroup’s subsidiaries, the Omnibus Credit Agreement terminates and all outstanding borrowings thereunder become due and payable.  In either event, if the Company is unable to put into place a suitable replacement, whether from CBNA or otherwise, within required timeframes, the Company would no longer have a guaranteed funding source.  This could have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

In addition, since the latter half of 2007, the dislocation and illiquidity in the asset-backed securities and credit markets have adversely impacted the Company’s securitization activities.  To the extent that these market conditions continue, they are likely to have a further adverse impact on the Company’s ability to execute future securitization transactions that provide favorable pricing.  Current market conditions have impeded the Company’s ability to complete off-balance sheet securitization transactions that result in a gain, and have had a negative impact on credit premiums on secured borrowings through on-balance sheet securitizations.  In addition, the current economic downturn and net interest margin compression between the Company’s interest earning assets (based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR, though some are based on CP and the prime rate) could adversely affect existing securitization trusts sponsored by the Company. If any of these trusts were to default on its obligations to noteholders, the Company’s ability to execute future securitization transactions would be negatively affected.

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

In September 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was approved by the House of Representatives. H.R. 3221 would implement substantially all of the President’s proposals and, most notably, would convert all new federal student lending on or after July 1, 2010 to the Federal Direct Loan Program.  H.R. 3221 also contains a provision which attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of the divergence between CP and LIBOR.  The provision would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the 1-month LIBOR index in lieu of the current 90-day Commercial Paper index.  A loan holder’s choice under this provision would be irrevocable. The Senate has not yet introduced a companion bill.

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

For further information on the impact of these recent legislative activities and other developments, see Legislation and Regulations on page 47.

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

If any of these or similar types of regulatory changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations.  For further information on the impact of other recent legislative and regulatory activities, see Legislation and Regulations on page 47.

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

At September 30, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is not rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.  Both NHIC and UGCIC generally continue to make claim payments as agreed.  Since September 2008, the US Treasury and the Federal Reserve have continued to provide extraordinary external support to AIG in light of its status as a systemically important financial institution.  Since then, there have been several restructuring actions taken or announced that affected or could affect NHIC and UGCIC, including those described in an article published in the Wall Street Journal on April 22, 2009 and those described by UGCIC in its March 31, 2009 quarterly statement.  The impact of the restructurings is uncertain.  These factors could have a material adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.  Additionally, any failure of AIG, or sale of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Due to recent regulatory changes and the current economic environment, several student lenders as well as the Company have tightening their underwriting.  This decrease in the availability of student loans may adversely impact the financial condition of certain schools with which the Company does business.  The current economic environment is also affecting the financial condition of certain schools with which the Company does business, particularly private non-profit schools. The Company’s results could be adversely impacted to the extent that the schools for which it originates loans do not continue as going concerns.  If a school with which the Company does business closes or otherwise does not provide borrowers with promised education, borrowers may raise claims and defenses against the Company.  As a result, the Company may not be able to collect on these loans.  In addition, school closings could result in an increase in defaults for the borrowers attending these schools at the time they close and a significant increase in school closings could materially increase the Company’s allowance for loan losses.

As the economy continues to contract, the Company’s financial condition could be adversely impacted by higher losses due to adverse economic conditions.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009

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