Form 10-K
period 2009-12-31
STUDENT LOAN CORP
filed 2010-02-26
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-K
__________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(203) 975-6320
(Registrant's telephone number, including area code)
__________________

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange
Title of Each Class	Name of Each Exchange on which Registered

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $148,800,000, (based on 4,000,000 shares held by non-affiliates and a closing sale price of $37.20 per share as reported for the New York Stock Exchange).

As of February 24, 2010, there were 20,000,000 shares of The Student Loan Corporation’s common stock outstanding.
Documents incorporated by Reference:

Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held May 13, 2010 are incorporated by reference into Part III of this Form 10-K.

CONTENTS

2	Glossary
6	Management’s Discussion and Analysis
44	Other Business and Industry Information
52	Risk Factors
68	Management’s Report on Internal Control over Financial Reporting
69	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
70	Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements
71	Consolidated Financial Statements
75	Notes to Consolidated Financial Statements
115	Securities and Exchange Commission Information
116	Exhibits and Financial Statement Schedules
117	10-K Cross Reference Index
119	Directors and Executive Officers
120	Stockholder Information
125	Exhibit Index

SELECTED FINANCIAL DATA
	YEARS ENDED DECEMBER 31,
(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
STATEMENTS OF INCOME DATA
Net interest income	$278	$331	$389	$412	$493
Gains on loans sold and securitized	46	4	112	216	153
Total operating expenses (4)	138	179	180	166	149
Net income (4)	126	73	186	289	312
BALANCE SHEETS DATA (as of December 31,)
Loans	$28,339	$25,643	$22,034	$21,289	$25,146
Total assets (4)	31,018	28,237	23,901	22,681	26,006
Short-term borrowings	7,198	13,656	13,373	11,137	10,781
Long-term borrowings	21,391	11,830	8,100	9,200	13,200
Total stockholders’ equity (4)	1,670	1,594	1,635	1,561	1,368
EARNINGS DATA
Cash dividends declared per common share	$2.48	$5.72	$5.59	$4.98	$4.32
Basic and diluted earnings per common share	$6.28	$3.67	$9.29	$14.43	$15.61
Net interest margin (1)	0.96%	1.31%	1.66%	1.61%	1.87%
Total operating expenses as a percentage of average managed loans	0.32%	0.45%	0.50%	0.51%	0.51%
Return on average equity (4)	7.9%	4.6%	11.6%	19.8%	25.0%
OTHER
Average interest bearing assets	$28,649	$25,031	$23,400	$25,624	$26,398
Average managed loans	43,560	39,938	36,109	32,403	29,237
FFEL Program Stafford and PLUS Loan disbursements	5,751	5,737	4,601	3,782	3,225
CitiAssist® Loans disbursed under commitments to purchase(2)	1,248	1,759	1,755	1,781	1,628
FFEL Program Consolidation Loans volume and other FFEL Program loan purchases	71	844	2,389	5,409	5,976
Book value per share (as of December 31,)	$83.52	$79.71	$81.74	$78.04	$68.38
Common stock price (3)
High	$58.45	$138.75	$216.06	$241.00	$241.50
Low	$24.61	$20.82	$106.75	$160.65	$162.50
Close (as of December 31,)	$46.57	$41.00	$110.00	$207.30	$209.23
Total number of employees (as of December 31,)	248	355	558	571	551

(1)	Amount is calculated by dividing annual net interest income by average interest bearing assets for the period.
(2)	CitiAssist loans are originated by Citibank, N.A. and The Student Loan Corporation is committed to purchase the loans after final disbursement.
(3)	Common stock price is based on The New York Stock Exchange composite listing.
(4)	Certain prior period amounts reflect changes resulting from the correction of immaterial errors, See Note 3 to the Consolidated Financial Statements for additional information.

Glossary

Listed below are definitions of key terms that are used throughout this Annual Report and Form 10-K.

Borrower Benefits — Borrower benefits are incentives in the form of interest rate reductions to borrowers for timely payment or automated clearing house payment methods as well as principal reductions.

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

Conduit —  The U.S. Department of Education (the Department) sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit) provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at a cost based on market rates, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs (defined below).  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans.  The Conduit program expires in January 2014. The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, depending on first disbursement date and certain other loan criteria.

CitiAssist® Loans — CitiAssist loans are loans that are originated through an alternative private loan program and do not carry federal government guarantees. These loans are the Company’s proprietary loan product, offered as a means to finance higher education costs that exceed borrowers’ available financial resources, including any resources available through the FFEL Program.  In order to comply with certain legal and regulatory requirements, CitiAssist loans are originated by Citibank, N.A. (CBNA) through an intercompany agreement.  Following full disbursement, the Company purchases all qualified CitiAssist loans from CBNA.

Consolidation Loans — Consolidation Loans are loans that allow eligible borrowers to combine multiple federally guaranteed loans, including those of both the FFEL and Federal Direct Student Loan Programs, into a single aggregate guaranteed loan.  The borrower interest rate on a Consolidation Loan is a fixed rate that represents the weighted average interest rate of the loans retired.  The maximum term of a Consolidation Loan is 30 years.

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

Department — The Department is the U.S. Department of Education.

Exceptional Performer (EP) Designation — The Exceptional Performer designation was granted to those FFEL Program loan servicers that met the performance standards established by the Department.  The Company and several of its servicers obtained Exceptional Performer status effective in 2004.  Under previous Department rules, as long as Exceptional Performer eligibility was maintained, the Company received 100% reimbursement on all eligible FFEL Program default claims that were submitted for reimbursement by the Company or its eligible third-party servicers. Under the Deficit Reduction Act, the reimbursement rate on defaulted loans submitted for reimbursement on or after July 1, 2006 was reduced to 99%.  The CCRA Act eliminated the Exceptional Performer Program as of October 1, 2007, reducing substantially all default claim reimbursements to between 97% and 98%.

FFEL Program — The FFEL Program is the Federal Family Education Loan Program, administered by the Department.

FFEL Program Subsidized and Unsubsidized Stafford and PLUS Loans — Subsidized and Unsubsidized Federal Stafford and PLUS Loans are those loans that are guaranteed against loss under the FFEL Program in the event of borrower default, death, disability, bankruptcy or closed school.   Subsidized Federal Stafford Loans are those loans generally made to students who pass certain need criteria.  Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts or whose need exceeds the basic Stafford limit.  Federal PLUS Loans, which are also unsubsidized, are made to parents of dependent students and to graduate and professional students.  The borrower interest rates on Stafford and PLUS Loans originated prior to July 1, 2006 reset each July 1st while newer loans have a fixed borrower rate.

Floor Income — The amount of additional interest income generated when net interest margin exceeds the minimum expected spreads on FFEL Program loans.  Floor income, which is a component of net interest income, is defined as the difference between the income earned at the borrower payment rate less the Department-stipulated asset spread and the funding cost of the asset. Floor income has been reduced under certain provisions of the Deficit Reduction Act which became effective April 1, 2006. These provisions require the rebate of almost all floor income to the Department from loans for which the first disbursement was made on or after April 1, 2006. Floor income, as defined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).

Forbearance — Forbearance is a period of time during which the borrower is permitted to temporarily cease making regular monthly payments. Interest continues to accrue during the forbearance period and any accrued interest that remains unpaid at the end of the forbearance period will be added to the principal balance.  Forbearance is available to assist borrowers who are unable to make their regularly scheduled payments for such reasons as: experiencing temporary financial difficulties, being affected by a natural disaster, or participating in an internship or residency program.  Under the FFEL Program, some types of forbearance are granted based on meeting eligibility requirements; others are granted at the discretion of the lender.

Higher Education Act — The Higher Education is the Higher Education Act of 1965, as amended.

Managed Student Loan Assets — Managed Student loan assets represent the portfolio of student loans owned by the Company and reported on its balance sheet, as well as those loans that are serviced on behalf of securitization trusts and certain other lenders.

Loan Participation Purchase Program (Participation Program) — In 2008, the Department established the Loan Participation Purchase Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (ECASLA). The Participation Program provides FFEL Program lenders with short-term liquidity through the purchase by the Department of participation interests in pools of loans. FFEL Program lenders pay interest on the principal amount of participation interests outstanding at a rate equal to the 90-day Commercial Paper rate as published by the Department (CP) plus 50 basis points.

Loan Purchase Commitment Program (Purchase Program) — In 2008, the Department established the Loan Purchase Commitment Program pursuant to ECASLA. Under the Purchase Program, the Department purchases eligible FFEL Program loans at a price equal to the sum of outstanding principal, accrued interest and the 1% origination fee paid to the Department plus $75 per loan.

Private Education Loans — Private education loans primarily consist of CitiAssist loans (as described above) and private consolidation loans.

Qualifying Special Purpose Entities (QSPE) — A qualifying special purpose entity is a trust or other entity that meets the QSPE qualifications of Accounting Standards Codification (ASC) 860, which places significant restrictions on the permitted activities of a QSPE, which is a passive entity that cannot engage in active decision making.

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

Special Allowance Payment (SAP) — Special allowance payments are those interest payments made by the federal government when the stated interest rate on the FFEL Program loans provides less than prescribed rates of return, as defined by the Higher Education Act.  When that occurs, the federal government makes a SAP, which increases the lender’s loan yield by a legally specified markup over a base rate tied to either CP or the 91-day Treasury Bill auction yield, depending on the origination date.  When the stated interest rate on the FFEL Program loans provides more than prescribed rates of return, the Company earns floor income (see above).  Most FFEL Program loans qualify for the federal government’s SAP.

Term Asset-Backed Securities Loan Facility (TALF) —  In November 2008, the Federal Reserve Bank authorized the Term Asset-Backed Securities Loan Facility to provide additional liquidity support to the asset-backed securities market.  Under TALF, the Federal Reserve Bank of New York extends loans to investors to purchase qualifying AAA-rated asset-backed securities, including those backed by student loans.  The TALF is currently available until March 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, “may fluctuate”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause the Company actual results to differ materially from those the Company expects, including, but not limited to:

•	the amount, availability, and cost of future short- and long-term financing to the Company from CBNA, government funding programs, securitizations, whole loan sales, and other sources;

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the effects of interest rate fluctuations on the demand for student loans;

•	the Company’s ability to acquire or originate loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•	the availability and amount of loan subsidies and any effect on the Company’s net interest margin;

•	any change in ownership of the Company that could result from the potential disposition by CBNA;

•
the effects of legislative and regulatory changes that affect the demand for, collectibility of and interest rates on student loans, especially the establishment of certain fixed rates of interest on FFEL Program loans, as well as the President’s 2010 budget proposal which could eliminate the FFEL Program;

•	actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves;

•	general economic conditions, including, without limitation, the performance of financial markets and unemployment rates;

•	the availability of alternative financing options to students and their parents, including competitive products offered by other lenders;

•
the effects of changes in GAAP, including, without limitation, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 166), now authoritative under ASC 860, and FASB Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS167), now authoritative under ASC 810-10;

•	the success of the Company’s strategic repositioning efforts;

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures;

•	the amount of financial aid available to students and their parents and cost of education;

•
changes in prepayment rates on student loans from anticipated rates and in the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	the performance of the Company’s loan portfolio servicers, insurers, risk-sharers and higher education institution clients;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations;

•	loan origination costs;

•	the volume of loan consolidations; and

•	the success of the Company’s marketing and sales efforts.

There are a number of other risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including those described in Risk Factors on page 54.  Except as required by law, the Company undertakes no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

2009 in Summary and 2010 Expectations – a review of key events affecting the Company’s historical and future operating results.

Accounting Changes and Future Application of Accounting Standards – a summary of new and expected changes to accounting standards, including the expected impact of changes in GAAP related to the Company’s securitization trusts.

Critical Accounting Estimates – an overview of accounting policies that require critical judgments and estimates.

Financial Condition – a discussion and analysis of the Company’s loan portfolio, disbursement and procurement activity and allowance for loan losses.

Results of Operations – a review of the Company’s results of operations for the years ended December 31, 2009, 2008 and 2007 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Related Party Transactions – a discussion of significant transactions carried out between the Company and Citigroup Inc. (Citigroup) and/or its affiliates, including CBNA.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Risk Management – a description of activities the company has undertaken in an effort to manage credit, operating and market risks.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans providing a full range of education financing products and services to meet the needs of students, parents, schools and lenders. The Company was incorporated in 1992 under the laws of the State of Delaware. CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup.  The majority of the Company’s loans are originated and guaranteed under the FFEL Program, authorized by the Department under the Higher Education Act. The Company, which has a trust agreement to originate loans through CBNA, is an originator, manager and servicer of student loans made in accordance with federally sponsored guaranteed student loan programs.

Congress is currently considering legislation that may result in significant changes to federal student loan programs.  The President and various industry groups have offered proposals for reform, the most significant of which could result in the elimination of the FFEL Program.  In September 2009, the House of Representatives approved a bill which, among other changes, would eliminate the FFEL Program.  The Senate has not yet introduced a companion bill.  The Company cannot predict what the new legislation will look like in its final form.  Any of the proposed changes, in particular the proposal to eliminate the FFEL Program, could have a material adverse effect on the Company’s financial condition and results of operations.  See Legislation and Regulations on page 38 for additional information about the proposals.

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

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets, (based on the 90-day Commercial Paper rate as published by the Department (CP), the prime rate, or the 91-day Treasury Bill rate) and the interest paid on its borrowings (based on London Interbank Offered Rate (LIBOR), CP or the prime rate).  Net interest income is impacted by, among other things: spread changes between CP, the prime rate or the 91-day Treasury Bill rate and LIBOR; credit premiums on the Company’s debt; legislative changes that impact FFEL Program subsidies; utilization rates of borrower benefits; and portfolio growth or contraction.  The Company regularly monitors interest rates and may enter into interest rate derivative agreements in an effort to manage its interest rate risk exposure.

The Company utilizes funding from various sources for liquidity and to fund new loan originations including government sponsored programs, securitizations and borrowings from CBNA.  The Conduit provides funding to the Company for certain of its FFEL Program Stafford and PLUS loans which were fully disbursed by September 30, 2009.  In addition, since December 2008 the Company has been utilizing the Department’s Participation and Purchase Programs available through the Ensuring Continued Access to Student Loans Act (ECASLA).  These programs are currently only available for FFEL Program loans disbursed for the remainder of the 2009 – 2010 academic year.  As a result of the capital market dislocation experienced in 2008 and into 2009, these programs offered by ECASLA have been vital for lenders of FFEL Program loans who want to continue to offer these products.  If continued disruption is experienced in the markets and these programs are not extended or similar programs are not made available, student lenders, including the Company, may find it difficult to remain in this segment of the industry.

The Company also utilizes funding available through an Omnibus Credit Agreement with CBNA.  An extension to the Omnibus Credit Agreement, dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement), which was set to expire on December 31, 2009, was entered into on December 22, 2009.  Subsequently, an Amended and Restated Omnibus Credit Agreement was executed on January 29, 2010 between the Company and CBNA.  See Liquidity and Capital Resources on page 33 for additional detail on both the extension and the newly executed agreement.

Gains on sales of loans through the Purchase Program, whole loan sales and off-balance sheet securitizations have contributed significantly to the Company’s historical earnings.  Future gains on sales of loans will depend on the availability of certain programs, market conditions, and the Company’s operational strategies.  As a result of accounting changes effective January 1, 2010, the Company’s future securitizations will likely be accounted for as secured borrowings rather than as sales.  See Note 2 to the Consolidated Financial Statements for additional information related to these accounting changes.

For additional information about the Company’s business, see Other Business and Industry Information on pages 46 through 53.

2009 in Summary

External economic factors including continued disruption in the financial markets, overall weakening of the U.S. economy and changes to the legislative and regulatory environment made 2009 a very challenging year.  These factors, combined with an increase in the Company’s cost of funds as it shifted its funding mix towards more long-term funding, contributed to net interest margin compression.  In addition to continued deterioration in the economic environment, higher loan balances and seasoning of the Company’s student loan portfolio as more loans entered repayment resulted in an increase in the Company’s allowance for loan losses.

Despite the challenges posed by external factors, the Company maintained its focus on securing alternative third party funding and expanding long-term liquidity.  During 2009, the Company leveraged its portfolio to secure $15.7 billion of long-term funding, including $10.4 billion of funding from the Conduit.  The Company also executed four securitizations, including three FFEL Program loan securitizations which provided $3.9 billion of funding, and a private education loan securitization under the TALF which contributed an additional $1.4 billion of funding.  The average funding cost of these new long-term borrowings is significantly higher than that of the shorter-term borrowings which were replaced, which contributed to the net interest margin compression described above.

During 2009, the Company also continued to leverage the Participation Program for funding new FFEL Program loan originations.  Since its inception, the program has funded $5.3 billion of the Company’s FFEL Program Stafford and PLUS loan disbursements.  The Company also utilized the Purchase Program, selling $3.0 billion of loans to the Department in 2009.

In addition to taking advantage of these government-sponsored funding initiatives and renewed investor interest in the student loan asset-backed securities market, the Company benefited from other opportunities during the year, including:

•	the Company’s strategic repositioning and cost management efforts;
•	recent pricing changes on the Company’s private education loans;
•	increasing loan balances;
•	lower borrower prepayment activity, which had a positive impact on the Company’s fair value of retained interests from securitizations; and
•	lower amortization of deferred origination costs as a result of lower loan origination and premium costs.

Together, these factors helped to reduce the impact of the external economic factors described above.

Net income of $125.7 million, or $6.28 per share, for the year ended December 31, 2009, increased by $52.2 million or 71% compared to net income of $73.4 million, or $3.67 per share, reported for 2008. Higher funding costs on the Company recent funding transactions decreased net interest income by $123.6 million for 2009 as compared to 2008.  However, other factors, including gains on loans sold to the Department through the Purchase Program, operating expense reductions, and the positive impacts of improved market conditions on the Company’s assets measured at fair value, more than offset the decrease in net interest income.

The Company’s managed student loan portfolio grew by $0.8 billion or 2% to $42.9 billion during 2009.  The managed portfolio includes $28.3 billion of the Company’s owned loan assets and $14.6 billion of loans serviced on behalf of securitization trusts or other lenders.  Originations for the year ended December 31, 2009 included FFEL Program Stafford and PLUS loan originations of $5.8 billion, up modestly compared with the $5.7 billion originated in 2008.  The Company also made new CitiAssist loan commitments of $1.2 billion during 2009, which was 29% lower than 2008 reflecting a more targeted origination strategy.

2010 Expectations

A dynamic regulatory environment and ongoing uncertainty in the capital markets are expected to make 2010 another challenging year.  The Company will need to take full advantage of its core strengths, including its relationships with schools and universities and its capital market experience, to ensure its continued success.

The Company’s Amended and Restated Omnibus Credit Agreement provides funding through December 30, 2010, however the cost of funding under this agreement is significantly higher than the borrowings that are expected to mature over the next twelve months.  This will further compress the Company’s net interest margin. Unless the Company is able to identify and implement other funding alternatives, maturing borrowings will need to be replaced with new borrowings under this agreement at higher rates. In addition, before the end of 2010, the Company will need to negotiate an extension to this agreement with CBNA or enter into one or more alternative funding arrangements in order to maintain adequate liquidity in 2011.

The Amended and Restated Omnibus Credit Agreement also contains a provision that if a change of control were to occur which results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable, yet possible in an economically rational manner through business divestitures, portfolio run-off and asset sales.  The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.  See Liquidity and Capital Resources on page 33 for additional details.

High unemployment rates are expected to persist throughout 2010. This situation is expected to result in an increase in credit losses in 2010. In addition, in view of the current regulatory envirnoment, the Company is likely to implement changes to the Company’s private education loan loss mitigation programs, including, among other things, that participation by borrowers in private education loan forbearance and loss mitigation programs be subject to more rigorous requirements, that shorter forbearance periods be granted and that minimum periods of payment performance be required between grants of forbearance. The Company expects that these changes, when implemented, will materially increase net credit losses attributable to private education loans.

Legislative changes may also impact the FFEL Program during 2010. The Participation and Purchase Programs are currently only available for FFEL Program Stafford and PLUS loan originations for the remainder of the 2009 – 2010 academic year. Without an extension of these programs, the Company will find it difficult to continue to offer FFEL Program loans. In addition, the Obama administration continues to advocate for the elimination of the FFEL Program. In September 2009, the House of Representatives approved a bill which, among other things, would eliminate the FFEL Program.  The Senate has not yet introduced a companion bill.  If legislation currently proposed or similar legislation is passed into law this could have a material adverse effect on the Company’s financial condition and results of operations.  See Legislation and Regulations on page 38 for additional information about the proposals.

Finally, accounting changes will have a significant impact on the Company’s Consolidated Financial Statements starting January 1, 2010 and will result in the reconsolidation of $14.1 billion of student loan assets, including related deferred origination and premium costs, that were sold to securitization trusts during 2004 through 2008. These securitization trusts hold loans with relatively higher yields than the Company’s on-balance sheet portfolio and generally carry a lower cost of funds than the Company’s on-balance sheet borrowings. As a result, although the accounting changes do not impact the economic substance of these securitization transactions, the changes will result in an increase in net interest income during 2010. See Accounting Changes and Future Application of Accounting Standards on page 13 for more information regarding the impact of these changes.

The Student Loan Corporation remains committed to providing unparalleled solutions to help students and their families finance the education of their choice. Although it is difficult to predict the outcome of any of these uncertainties, the Company will continue to work proactively to address each of these challenges as 2010 unfolds.

Accounting Changes and Future Application of Accounting Standards

The Company’s earnings have historically been impacted by valuation changes on its subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests) from off-balance sheet securitizations.  The fair value of the Company’s retained interests fluctuates based on factors such as current and expected future interest rate changes, prepayment and default rates and regulatory changes.  Other factors that have historically affected earnings include loan servicing revenue and loan servicing costs, the effectiveness of the Company’s economic hedges, changes in applicable laws and regulations, alternative financing options available to students and their parents, competition, and overall economic conditions.

As a result of accounting changes effective January 1, 2010, the Company’s future securitizations will likely all be accounted for as secured borrowings.  The accounting changes will also result in the consolidation of assets previously sold to unconsolidated securitization entities and debt issued by those entities, and the elimination of retained interests, all of which affect the Company’s financial position.  The accounting changes will impact the Company’s results of operations beginning in 2010 in two ways.  First, the Company will no longer recognize gains or losses on securitization transactions when they are executed or when retained interests are subsequently remeasured at fair value.  Second, the Company will begin to recognize in its financial statements the net interest income of these trusts along with loan loss provisions, mark-to-market gains and losses on derivatives held by the trusts and trust operating expenses.

The Company’s adoption of these accounting standards updates and the associated reconsolidation of its off-balance sheet securitization trusts on January 1, 2010 will result in a net increase in its assets and liabilities of approximately $13.6 billion and $14.0 billion, respectively.  The $13.6 billion of assets reflects the reconsolidation of $14.6 billion of loan assets, deferred origination and premium costs and other trust assets, less the elimination of previously recognized retained interests.  In addition, the cumulative effect of adopting these new accounting standards updates as of January 1, 2010, is an aggregate after- tax charge to retained earnings of approximately $0.4 billion.  This includes a pretax charge of approximately $0.6 billion primarily related to the establishment of deferred origination costs and loan loss reserves and the reversal of retained interests held as well as a decrease in related deferred tax liabilities of approximately $0.2 billion.

Historically, the majority of the Company’s derivative financial instruments were interest rate derivative and option agreements.  The interest rate derivatives were used in an effort to manage the interest rate risk inherent in the retained interests in the Company’s off-balance sheet securitizations. The option agreements were designated as economic hedges to the floor income component of the residual interests.  The Company closed out of these derivative positions during the fourth quarter of 2009 in anticipation of the accounting changes described above, which result in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged.

See Notes 1 and 2 to the Consolidated Financial Statements for additional discussion of accounting changes and future applications of accounting standards.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the determination of the Company’s consolidated financial condition. Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ, possibly materially, from those estimates. The most significant of these critical estimates and judgments are those used to account for student loan securitizations, the value of related retained interests, allowance for loan losses and loans held for sale.  See the Notes to the Consolidated Financial Statements for more information on the Company’s accounting estimates.

Retained interests in off-balance sheet student loan securitizations

Fair value measurements of the Company’s retained interests in its off-balance sheet securitizations have been performed using discounted cash flow models.  Key assumptions used to measure the fair value of retained interests include discount rate, basis spreads between the Company’s interest earning assets (primarily based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR), anticipated net credit loss rate, anticipated prepayment rates and projected borrower benefit utilization rates.  These assumptions are subject to change due to various factors such as regulatory changes, fluctuations in market conditions and borrower behavior.

Accounting changes that are effective January 1, 2010, will result in the consolidation of assets previously sold to unconsolidated securitization entities and the elimination of these retained interests.  See Accounting Changes and Future Application of Accounting Standards on page 13 and Note 2 to the Consolidated Financial Statements for additional information on these accounting changes.

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

Government risk-sharing provisions applicable to FFEL Program loans, changes in the quality of loans moving into repayment, the effectiveness of loss mitigation programs including forbearance, the economic environment, and changes in the Company’s collections strategies could impact delinquency rates and credit loss rates. To the extent that future changes in any of these factors differ materially from the Company’s current estimates, further changes in the allowance for loan losses may result. For more information on the allowance for loan losses, see Notes 1 and 4 to the Consolidated Financial Statements.

Private education student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation, are subject to various regulatory requirements.  In review of the current regulatory environment, the Company is likely to implement changes to the Company’s private education loan loss mitigation programs including, among other things, that participation by borrowers in private education loan forbearance and loss mitigation programs be subject to more rigorous requirements, that shorter forbearance periods be granted and that minimum periods of payment performance be required between grants of forbearance. The Company expects that these changes, when implemented, will materially increase net credit losses attributable to private education loans.

Loans held for sale

Loans that the Company plans to include in off-balance sheet securitization or sale transactions, including loans that the Company originates in anticipation of sale under the Purchase Program are originated into loans held for sale.  Management continually assesses its future securitization and loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  As the cost of certain loans held for sale are transferred back into the operating loan portfolio and the fair value exceeds the carrying value of the loan, the Company records lower of cost or fair value write down.

Consolidated Financial Condition and Results of Operations

Financial Condition

Loans

At December 31, 2009, the Company’s student loan assets, including deferred costs, were comprised of FFEL Program loans, private education loans and an inventory of Federal Stafford and PLUS loans held for sale. See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

Balances related to the Company’s owned and managed loan portfolios are summarized below:

	Ending Balances
(Dollars in millions)	December 31, 2009	December 31, 2008
Owned loans	$28,339	$25,643
Managed loans	42,938	42,107

	Year to Date Average Balances
(Dollars in millions)	December 31, 2009	December 31, 2008
Owned loans	$27,804	$24,316
Managed loans	43,560	39,938

The table below shows the aggregate activity in the Company’s loan portfolios:

(Dollars in millions)	2009	2008

Balance at beginning of period	$25,643	$22,034
FFEL Program Stafford and PLUS Loan disbursements	5,751	5,737
Private education loan purchases from CBNA	1,844	1,326
Secondary market and other loan procurement activities	71	844
Loan reductions (1)	(1,827)	(2,004)
Loan sales, including deferred costs	(2,997)	(132)
Loan securitizations, including deferred costs	–	(2,064)
Deferred costs and other adjustments	(146)	(98)
Balance at end of period	$28,339	$25,643

(1)	Loan reductions are attributable primarily to borrower principal payments, loan defaults and loan consolidations.

Loan Disbursements and Procurement Activity

The Company makes loans through the retail and wholesale channels.  The retail channel represents loan activity initiated through the Company’s relationships with colleges and universities.  The majority of the Company’s new FFEL Program Stafford and PLUS loan and school-certified private education loan originations are initiated through the efforts of the Company’s retail sales force.  The Company originates the remaining portion of such originations by marketing directly to students and their families, for example, through direct mail, email and online advertising campaigns.  In previous years, the Company also originated FFEL Program and private education loan consolidations through direct marketing to consumers.  The wholesale channel, which accounts for a small fraction of the Company’s new loan originations, represents loan activity initiated outside of the retail channel, such as purchases of loans originated by other lenders under loan purchase commitments.

Details of the Company’s origination activity are presented in the table below:

(Dollars in millions)	2009	2008	Difference	% Change
Retail:
FFEL Program Stafford and PLUS Loan originations	$5,751	$5,737	$14	0%
CitiAssist loans disbursed under commitments to purchase(1)	1,248	1,759	(511)	(29)%
Total Retail	6,999	7,496	(497)	(7)%
Wholesale:
Loan consolidation and other secondary market volume (2)	71	844	(773)	(92)%
Total Originations	$7,070	$8,340	$(1,270)	(15)%

(1)	Represents CitiAssist loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

(2)	Approximately half of the 2008 volume represents consolidations of student loans already held in the Company’s loan portfolio.

The Company’s FFEL Program loan originations for the year ended December 31, 2009 were slightly higher than originations for the same period in 2008, reflecting the withdrawal of many lenders from the FFEL Program and overall growth in the marketplace, offset by schools moving from the FFEL Program to the Department’s Direct Lending Program and the expansion of preferred lender lists to comply with regulatory requirements and concerns.  See Legislation and Regulations on page 38 for further details.

CitiAssist loan commitments in 2009 are significantly lower than 2008, primarily reflecting the Company’s refined origination strategy which included, among other things, changes to its underwriting standards.  These changes resulted in the discontinuation of Uninsured CitiAssist Custom Loan programs and significantly reduced the volume of originations at certain schools.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases the loans from CBNA.  At December 31, 2009 and December 31, 2008, the private education loans disbursed and still held by CBNA were $0.4 billion and $1.0 billion, respectively.

Historically, loans were not specifically purchased or originated for resale, and accordingly were recorded in the Company’s portfolio.  However, certain FFEL Program loans originated since the fourth quarter of 2008 were originated with the intent of selling to the Department under the Purchase Program and, accordingly, have been recorded directly into the held for sale portfolio.  At December 31, 2009, $2.4 billion of loans were classified as held for sale.

Allowance for loan losses

The Company develops its allowance for loan losses using four segments: FFEL Program, Insured CitiAssist, Uninsured CitiAssist Standard and Uninsured CitiAssist Custom.  Uninsured CitiAssist Standard is primarily composed of CitiAssist loans that have been approved based on standard underwriting criteria similar to Insured CitiAssist and were originated on or after January 1, 2008.  Uninsured CitiAssist Custom is primarily composed of loans made to non-traditional students or loans with less stringent underwriting standards.  The Company no longer originates Uninsured CitiAssist Custom loans.

Although the Company evaluates the adequacy of its allowance for loan losses using four segments, the entire allowance for loan losses is available to absorb credit losses from any segment of the Company’s owned loans. The allowance for loan losses includes all losses at each reporting period that are both probable and estimable. However, no assurance can be provided that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher reserve for loan losses will not be required.  For a full understanding of the methodology used to calculate allowance for loan losses, see Note 1 to the Consolidated Financial Statements.

The Company’s allowance for loan losses at December 31, 2009 increased by $38.8 million compared to December 31, 2008.  This increase is largely due to continued deterioration in the economic environment, higher loan balances, seasoning of the portfolio as more loans entered repayment and the impact of implementing forbearance and loss mitigation policy changes as a result of the current regulatory environment.

The provision for loan losses for the year ended December 31, 2009 was virtually unchanged from 2008 as the impact of economic deterioration and portfolio seasoning in 2009 was similar in size to the loan loss build associated with the Uninsured CitiAssist Custom segment of the Company’s portfolio in 2008.

The Company’s December 31, 2009 allowance for loan losses and related provision include $3.0 million related to the impact of implementing forbearance and loss mitigation policy changes.  These changes would result in, among other things, more rigorous requirements for participation in private education loan forbearance and loss mitigation programs, shorter forbearance periods and the requirement for minimum periods of payment performance between forbearance grants.  When fully adopted, these policy changes are expected to result in materially higher credit losses and related allowance for loan losses beginning in 2010.

Charge-offs increased by $35.6 million for the year ended December 31, 2009 compared to 2008 primarily due to seasoning of the CitiAssist portfolios as more loans entered repayment and prevailing economic conditions, including the high unemployment rate.  The Company expects charge-offs will continue to increase as a result of the continued seasoning of the portfolios, credit deterioration across all portfolios and the impact of implementing forbearance and loss mitigation policy changes as a result of the current regulatory environment.

An analysis of the allowance for loan losses and its components is presented in the table below:

(Dollars in thousands)	2009	2008	2007
Balance at beginning of period
FFEL Program	$14,445	$12,312	$6,911
Insured CitiAssist	8,512	3,214	721
Uninsured CitiAssist Standard	11,891	–	–
Uninsured CitiAssist Custom	75,481	26,589	6,565
	$110,329	$42,115	$14,197
Provision for loan losses
FFEL Program	$20,528	$17,396	$15,458
Insured CitiAssist	24,466	14,051	6,036
Uninsured CitiAssist Standard	28,675	12,138	–
Uninsured CitiAssist Custom	67,183	97,310	38,426
	$140,852	$140,895	$59,920
Charge offs
FFEL Program	$(12,783)	$(12,622)	$(8,403)
Insured CitiAssist	(15,796)	(8,753)	(3,543)
Uninsured CitiAssist Standard	(9,499)	(247)	–
Uninsured CitiAssist Custom	(78,121)	(58,996)	(24,099)
	$(116,199)	$(80,618)	$(36,045)
Recoveries
FFEL Program	$–	$–	$–
Insured CitiAssist	–	–	–
Uninsured CitiAssist Standard	150	–	–
Uninsured CitiAssist Custom	13,966	10,578	5,697
	$14,116	$10,578	$5,697
Other (1)
FFEL Program	$–	$(2,641)	$(1,654)
Insured CitiAssist	–	–	–
Uninsured CitiAssist Standard	–	–	–
Uninsured CitiAssist Custom	–	–	–
	$–	$(2,641)	$(1,654)

Balance at end of period
FFEL Program	$22,190	$14,445	$12,312
Insured CitiAssist	17,182	8,512	3,214
Uninsured CitiAssist Standard	31,217	11,891	–
Uninsured CitiAssist Custom Programs	78,509	75,481	26,589
	$149,098	$110,329	$42,115

(1)	Represents adjustments to the reserve for loans sold, securitized or reclassified as held-for-sale.

 Private Education Loan Losses

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

From 2003 through 2007, UGCIC/NHIC insured the Company for maximum portfolio losses ranging from 12.5% to 13.5% over the life of the loans.  The Company is exposed to 100% of losses that exceed these thresholds.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  If parameters are exceeded in 2010, payments would be required beginning in 2011.  The Company ceased insuring new CitiAssist Standard loans in January 2008.

At December 31, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information.  AIG, the parent company of UGCIC and NHIC, continues to receive financial support from the US Treasury and the Federal Reserve Bank in support of its financial difficulties. AIG is in the process of restructuring the company. Although, UGCIC and NHIC continue to make claim payments as agreed, any failure of AIG, or sale or restructuring of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

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

Information on private education loans, including delinquency and insurance coverage, are shown in the table below:

	December 31, 2009				December 31, 2008
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$4,408,479	$2,000,260	$1,023,732	$7,432,471	$4,541,439	$409,686	$910,420	$5,861,545
Private education loans in repayment	2,752,005	501,365	694,630	3,948,000	2,183,558	181,384	587,634	2,952,576
Private education loans in forbearance	273,839	84,470	56,978	415,287	213,479	26,402	40,265	280,146
Percent of private education loans in repayment that are delinquent 30 - 89 days	2.3%	1.9%	4.1%	2.5%	2.3%	1.0%	4.2%	2.6%
Percent of private education loans in repayment that are delinquent 90 days or more	1.9%	0.4%	1.2%	1.6%	1.6%	0.1%	1.2%	1.4%
Allowance for loan losses	$17,182	$31,217	$78,509	$126,908	$8,512	$11,891	$75,481	$95,884
Private education loans covered by risk-sharing agreements with schools	–	–	482,423	482,423	–	–	474,481	474,481
Year-to-date average of private education loans in repayment	2,372,212	273,478	600,392	3,246,082	1,639,070	103,025	494,416	2,236,511
Year-to-date average of private education loans in repayment and forbearance	2,655,263	319,543	656,031	3,630,837	1,840,280	116,403	528,241	2,484,924
Year-to-date net credit losses as a percentage of average loans in repayment	0.7%	3.4%	10.7%	2.8%	0.5%	0.2%	9.8%	2.6%
Year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.6%	2.9%	9.8%	2.5%	0.5%	0.2%	9.2%	2.3%
Allowance as a percentage of total loan balance	0.4%	1.6%	7.7%	1.7%	0.2%	2.9%	8.3%	1.6%
Allowance as a percentage of total loans in repayment	0.6%	6.2%	11.3%	3.2%	0.4%	6.6%	12.8%	3.3%
Allowance coverage of annualized year-to-date net credit losses (in years)	1.1	3.3 (1)	1.2	1.4	1.0	48.1 (1)	1.6	1.7

(1)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

Forbearance usage and delinquency rates generally increased between December 31, 2008 and December 31, 2009.  The increase is primarily due to prevailing economic conditions, including the high unemployment rate.  The table below shows the composition and status of the private education loan portfolio by number of months in repayment.  The economic conditions are affecting new and established repayment borrowers.  At December 31, 2009, approximately 19% of the loans that have been in repayment less than 12 months are either in forbearance or greater than 30 days delinquent, compared with 16% at December 31, 2008.  A similar trend is also evident for loans that have been in repayment for 25 months or more, with the percentages at 8% and 6% at December 31, 2009 and December 31, 2008, respectively.  The Company expects these trends to continue for at least the next twelve months and has increased its allowance for loan loss reserves accordingly.

	December 31, 2009
(Dollars in thousands)	Months in Repayment				Not in Repayment	Total
	0 – 12	13 – 24	25	+
Loans in-school/grace/deferment	$–	$–	$–		$3,069,184	$3,069,184
Loans in forbearance	267,028	82,267	65,992		–	415,287
Loans in repayment - < 30 days	1,304,954	1,130,137	1,368,145		–	3,803,236
Loans in repayment – delinquent 30-59 days	21,728	22,053	20,921		–	64,702
Loans in repayment – delinquent 60-89 days	9,400	11,375	14,250		–	35,025
Loans in repayment – delinquent 90+ days	10,300	16,655	18,082		–	45,037
Total	$1,613,410	$1,262,487	$1,487,390		$3,069,184	$7,432,471

	December 31, 2008
(Dollars in thousands)	Month in Repayment				Not in Repayment	Total
	0 – 12	13 – 24	25	+
Loans in-school/grace/deferment	$–	$–	$–		$2,628,822	$2,628,822
Loans in forbearance	200,931	57,142	22,073		–	280,146
Loans in repayment - < 30 days	1,317,080	802,003	726,313		–	2,845,396
Loans in repayment – delinquent 30-59 days	22,726	17,415	11,549		–	51,690
Loans in repayment – delinquent 60-89 days	9,626	7,948	6,980		–	24,554
Loans in repayment – delinquent 90+ days	10,658	10,698	9,581		–	30,937
Total	$1,561,021	$895,206	$776,496		$2,628,822	$5,861,545

Forbearance is a key collection tool for borrowers experiencing temporary financial difficulties who need a little time to resolve the difficulties and are willing to resume making payments.  Currently, CitiAssist borrowers are generally limited to 12 months of cumulative forbearance time over the life of the loan.  Borrower performance after using forbearance is monitored and the tool has proven to be effective in helping to prevent defaults.

The table below reflects the effectiveness of using forbearance by tracking performance of accounts that were granted forbearance in 2006.  Over 75% of the loans after at least 3 years since receiving forbearance are either in repayment status or have paid in full.

	In-school / Grace / Deferment	Repayment	Forbearance	Defaulted	Paid	Total	30	+ %	90	+ %
Forbearance for the 1st time in 2006	9.7%	56.5%	1.6%	13.0%	19.1%	100%	3.3%		1.0%

Private education student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation, are subject to various regulatory requirements.  See Allowance for Loan Losses on page 18 for further details.

Another default prevention tool offered to help private loan borrowers is an interest only payment plan.  As of December 31, 2009, approximately $0.8 billion, or 19% of CitiAssist loans are using this repayment option.  In view of the current regulatory envirnoment, the Company is likely to implement changes to this requirement option currently available to private student loan borrowers.

The Company stopped originating new Uninsured Custom loans in November 2008.  The increase in the loan balance to $1.0 billion at December 31, 2009 from $0.9 billion at December 31, 2008 is due to the purchase of loans from CBNA in 2009 after final disbursements.  The Uninsured Custom loans at December 31, 2009 include $193.9 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

A net interest margin spread analysis for the Company’s on-balance sheet portfolio is as follows:

	2009	2008	Favorable (Unfavorable) Change
Student loan yield	3.00%	5.24%	(2.24%)
Consolidation loan rebate fees	(0.23)%	(0.27)%	0.04%
Accreted interest on residual interests	0.24%	0.26%	(0.02)%
Amortization of deferred loan origination and purchase costs	(0.30)%	(0.39)%	0.09%
Net yield	2.71%	4.84%	(2.13%)
Cost of funds(1)	(1.75)%	(3.53)%	(1.78)%
Net interest margin	0.96%	1.31%	(0.35%)

(1)	Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. The Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or the prime rate (private education loans) plus an incremental credit premium.  The Company has the ability to set credit premiums on its private education loans to reflect current market conditions at origination.  However, credit premiums earned on FFEL Program loans are prescribed under the Higher Education Act. The CCRA Act reduced the yield on new loans originated on or after October 1, 2007.  The impact of this reduction will grow over time as the amount of loans originated after October 1, 2007 increases relative to the Company’s overall portfolio.

In contrast, the Company’s cost of funds is primarily based on three month LIBOR plus an incremental credit premium.  LIBOR rates on the Company’s debt reset periodically while credit premiums are fixed based on market rates at the time of borrowing.

The Company’s net interest margin decreased by 35 basis points for the year ended December 31, 2009 compared to 2008. The decrease in margin was attributable to decreases in the student loan yield that exceeded decreases in the Company’s cost of funds. The yield on the Company’s student loan assets decreased primarily due to an overall decline in interest rates, but was also affected by a dislocation experienced during the first half of the year between the indices used to calculate a significant amount of the Company’s interest revenue (CP and Prime) and LIBOR, the index used to determine most of the Company’s interest expense. Although the spread between CP and LIBOR during most of 2009 was higher than the historical average, by the end of 2009, the spread had reverted to the historical long-term average.  This dislocation decreased net interest income by $29.9 million or 10 basis points for the year ended December 31, 2009 as compared to 2008.   In September 2009, H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009, was approved by the House.  This Act, among other things, attempts to provide a solution for the net interest margin compression experienced by the Company and other holders of FFEL Program loans as a result of any divergence between CP and LIBOR.  The provision, if enacted into law, would allow holders to elect to use, for calendar quarters beginning January 1, 2010, the 1-month LIBOR index in lieu of the current 90-day CP index. See Legislation and Regulations on page 38 for further details.

The Company’s cost of funds was also impacted by the overall decline in interest rates.  However, credit premiums are increasing as the Company refinances maturing term debt with new long-term borrowings.  During 2009, the Company obtained $5.3 billion of long-term structural liquidity through securitization transactions with contractual maturities ranging from May 2016 through August 2043.  Because pricing on the asset portfolio is fixed at origination, these term funding transactions, as well as any future funding transactions executed under the existing unfavorable market conditions, will continue to have an adverse impact on net interest margin for the life of the borrowings. For the year ended December 31, 2009, higher credit premiums as well as the shift from one month LIBOR to longer-term base indices such as three month LIBOR decreased the Company’s net interest income by $123.6 million or 43 basis points compared to 2008.

In an effort to mitigate net interest margin compression, the Company continuously refines its private education loan product pricing to reflect current market conditions and has also reduced certain borrower incentive programs for new FFEL Program and private education loan originations.   In addition, the Company has accessed several new sources of funding including the Participation Program and the Conduit for FFEL Program loans and TALF securitizations for private education loans.  These new sources provide funding that better matches the tenor of the Company’s assets at more favorable credit premiums than alternative sources.  See Legislation and Regulations on page 38 and Liquidity and Capital Resources on page 33, for further details.

At December 31, 2009 and 2008, the Company’s outstanding borrowings had contractual weighted average interest rates of 1.6% and 3.3%, respectively.

Average Balance Sheet

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
Average Balances:
Assets
Average interest bearing assets	$28,649	$25,031	$23,395
Average non-interest bearing assets	1,558	1,024	968
Total average assets	$30,207	$26,055	$24,363
Liabilities
Average interest bearing liabilities	$27,812	$23,925	$22,038
Average non-interest bearing liabilities	824	402	692
Average equity	1,571	1,728	1,633
Total average liabilities and equity	$30,207	$26,055	$24,363
Net Interest Income:
Interest income (1)	$779	$1,212	$1,564
Interest expense	(503)	(884)	(1,175)
Net interest income (1)	$276	$328	$389
Interest Income (Expense) Average Rates:
Interest income/ average interest bearing assets	2.72%	4.84%	6.68%
Total interest income / total average assets	2.58%	4.65%	6.42%
Interest expense / average interest bearing assets	(1.76)%	(3.53)%	(5.02)%
Total interest expense / total average assets	(1.66)%	(3.39)%	(4.82)%
Net interest income / average interest bearing assets	0.96%	1.31%	1.66%

(1)    Amounts represent interest income less interest earned on restricted cash and cash equivalents.

Rate/Volume Analysis

The following table shows the contribution to year-over-year changes in net interest income (interest income less interest expense) due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets	$177	$(612)	$(435)	$109	$(457)	$(348)
Interest bearing liabilities	154	(535)	(381)	101	(392)	(291)
Net interest income	$23	$(77)	$(54)	$8	$(65)	$(57)

2009 Compared to 2008

The Company’s comparisons of financial highlights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	Favorable (Unfavorable) Change	Favorable (Unfavorable) % Change
Net interest income	$277,647	$331,299	$(53,652)	(16)%
Provision for loan losses	(140,852)	(140,895)	43	0%
Gains on loans sold and securitized	45,989	3,794	42,195	1,112%
Fee and other income	155,491	101,197	54,294	54%
Operating expenses	(137,851)	(178,726)	40,875	23%
Provision for income taxes	(74,752)	(43,242)	(31,510)	(73)%
Net income	$125,672	$73,427	$52,245	71%
Total operating expenses as a percentage of average managed student loans	0.32%	0.45%	0.13%
Return on average equity	7.9%	4.6%	3.3%
Effective tax rates	37.3%	37.1%	(0.2)%

Net interest income

Net interest income of $277.6 million for the year ended December 31, 2009 decreased by $53.7 million compared to 2008.  This decrease reflects higher average funding costs on new long-term secured borrowings and the dislocation experienced during the first half of the year between CP and Prime versus LIBOR.  These decreases in net interest income were partially offset by higher average loan balances as well as by pricing changes on the Company’s more recent private education loan originations.  Other factors which offset the decreases in net interest income include, among other things, a more stable interest rate environment in 2009 as compared with 2008 and lower amortization of deferred origination and premium costs as a result of lower origination and premium costs.  The net interest margin for the year ended December 31, 2009 was 0.96%, a 35 basis point decrease compared to the same period in 2008.  See Factors Affecting Net Interest Income on page 25 for further information.

Provision for loan losses

The provision for loan losses was virtually unchanged from 2008 as the impact of economic deterioration and portfolio seasoning in 2009 replaced the large loan loss build in 2008 for losses inherent in the higher risk private education loan segment of the Company’s portfolio.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 18.

Gains on loans sold and securitized

Gains on loans sold and securitized of $46.0 million for the year ended December 31, 2009 increased by $42.2 million compared to the same period in 2008 reflecting gains on loans sold to the Department under the Purchase Program.

Fee and other income

Fee and other income was $155.5 million for the year ended December 31, 2009 as compared to $101.2 million for the same period of 2008.  This increase reflects a $32.5 million smaller write-down of the Company’s held for sale portfolio.  The Company also had increases in net mark-to-market gains of $18.1 million, reflecting the benefits of market improvement on the fair value of the Company’s retained notes, partially offset by decreases in the net gains on the Company’s residual interests and servicing assets.

Operating expenses

Total operating expenses of $137.9 million for the year ended December 31, 2009 were $40.9 million lower than the same period in 2008.  The Company’s operating expense ratio excluding restructuring and related charges for the year ended December 31, 2009 was 0.32%, 10 basis points lower than the same period in 2008.  These decreases reflect the ongoing benefits of the Company’s repositioning efforts.
`
2008 Compared to 2007

The Company’s comparisons of financial highlights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	Favorable/ (Unfavorable) Change	Favorable/ (Unfavorable) % Change
Net interest income	$331,299	$388,647	$(57,348)	(15)%
Provision for loan losses	(140,895)	(59,920)	(80,975)	(135)%
Gains on loans sold and securitized	3,794	111,858	(108,064)	(97)%
Fee and other income	101,197	36,301	64,896	179%
Operating expenses	(178,726)	(179,882)	1,156	1%
Provision for income taxes	(43,242)	(111,252)	68,010	61%
Net income	$73,427	$185,752	$(112,325)	(60)%
Total operating expenses as a percentage of average managed student loans	0.45%	0.50%	0.05%
Return on average equity	4.6%	11.6%	(7.0)%
Effective tax rates	37.1	37.5%	0.4%

Net interest income

Net interest income of $331.3 million for the year ended December 31, 2008 decreased by $57.3 million as compared to the same period in 2007. This decrease was mainly the result of a decrease in net interest margin, offset in part by higher average loan balances. The net interest margin for year ended December 31, 2008 was 1.31%, which was a 35 basis point decrease from the same period in 2007. This decrease in margin is the result of an increase in the cost of funds resulting from the refinancing of maturing term debt under less favorable conditions, resulting in higher credit premiums over LIBOR. These higher credit premiums decreased the Company’s net interest income by $79.7 million.  Also driving this decrease was a $16.3 million reduction in interest income due to the enactment of the CCRA Act.

Provision for loan losses

The increase in provision for loan losses in 2008 over 2007 reflects increased reserves caused by the continued seasoning of the uninsured CitiAssist portfolio as well as revised loss estimates, discontinuing the purchase of private insurance, the bankruptcy of a for-profit school, legislative changes reducing claim reimbursement rates on FFEL Program loans and higher loan volumes.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 18.

Gains on loans sold and securitized

Gains on loans sold and securitized for the year ended December 31, 2008 totaled $3.8 million, a $108.1 million decrease from the same period in 2007. Overall degradation of market conditions, which began during 2007 and continued through 2008, virtually eliminated the market for whole loan sales and significantly impacted the economics of securitizations.

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

Operating expenses

Total operating expenses of $178.7 million for the twelve months ended December 31, 2008 were $1.2 million lower than 2007.  Included in the 2008 and 2007 operating expenses were $12.4 million and $0.7 million, respectively of restructuring and related charges, primarily severance, associated with the Company’s strategic repositioning efforts.  Excluding these restructuring and related charges in both periods, operating expenses for 2008 were $12.8 million or 7% lower than the prior year.  The Company’s operating expense ratio excluding restructuring and related charges (total operating expenses less restructuring and related charges as a percentage of average managed student loans) for 2008 was 0.42%, eight basis points lower than 2007, reflecting the effects of the Company’s strategic realignment activities.  See Note 18 to the Consolidated Financial Statements for further information regarding the Company’s restructuring and related charges.

Securitization Activity and Off-Balance Sheet Transactions

Securitization Activity

The Company securitizes student loans through the establishment of bankruptcy remote trusts, which purchase loans from the Company and sell notes backed by those loans.  The Company utilizes proceeds from securitizations to assist in funding new loan origination activities and to pay down short- and long-term borrowings with CBNA. Securitizations that have historically qualified for sale treatment are referred to as off-balance sheet transactions and those that have not are recorded as financings and are included in the Company’s Consolidated Balance Sheets.  The Company generally retains a residual interest in as well as the servicing rights on its off-balance sheet transactions.

Accounting changes, effective January 1, 2010, will make it more difficult for securitizations to qualify for off-balance sheet treatment.  The accounting changes will also result in the consolidation of assets previously sold to unconsolidated securitization entities as well as the associated notes issued by these securitization entities and the elimination of retained interests, all of which will affect the Company’s financial position in 2010.  See Accounting Changes and Future Application of Accounting Standards on page 13 and Note 2 to the Consolidated Financial Statements for additional information on the accounting changes.

The Company completed four securitization financings during 2009, as compared to one securitization financing and one securitization sale during 2008.  The Company’s FFEL Program loans funded through the Conduit during 2009 were also accounted for as secured borrowings.

The following table summarizes the Company’s securitization activity:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Securitization sales:
Student loans securitized (1)	$–	$2,035,540	$2,876,812
Net proceeds from student loans securitized during the period	–	1,973,207	2,907,581
Realized gains on loans securitized	–	1,262	70,814

Securitization financings:
Student loans securitized (1)	$6,008,203	$1,993,213	$–
Student loans funded through the Conduit (1)	10,477,198	–	–
Total student loans funded through securitization financings (1)	$16,485,401	$1,993,213	$–

Net proceeds from student loans securitized (2)	$5,271,234	$1,798,638	$–
Net proceeds from student loans funded through the Conduit during the current period (2)	10,389,529	–	–
Total net proceeds from securitization financings (2)	$15,660,763	$1,798,638	$–

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.
(2)	Amounts represent net proceeds of loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans securitized or funded through the Conduit and the net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs and notes not issued on the date of the securitization.

The following table reflects balances related to all of the Company’s securitizations:

(Dollars in thousands)	December 31, 2009	December 31, 2008

Total off-balance sheet student loans securitized (1)	$13,896,812	$15,096,341
Total on-balance sheet student loans securitized (2)	7,649,159	1,890,139
Total on-balance sheet student loans funded through the Conduit	10,060,877	–
Total secured borrowings from on-balance sheet securitizations and the Conduit	16,999,976	1,727,744
Residual interests from off-balance sheet student loans securitized	820,291	942,807
Servicing assets from off-balance sheet student loans securitized	176,587	208,133

(1)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of both December 31, 2009 and December 31, 2008.

(2)	Amounts include securitized loan balances for five on-balance sheet securitizations as of December 31, 2009 and one as of December 31, 2008.

For further information on the Company’s student loan securitizations, see Notes 1 and 15 to the Consolidated Financial Statements.

Other off-balance sheet arrangements

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well a foreign currency derivative agreement which is described in Note 13 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its revenue producing assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company has historically relied on two primary sources of funding, the Omnibus Credit Agreement and securitizations.  However, during 2009 the Company diversified its sources of funding by accessing secured borrowings from the Conduit, the Participation Program and through a TALF securitization.  Also during 2009, the Company began selling eligible loans to the Department under the Purchase Program.  The Company has and will continue to shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The following table summarizes the Company’s primary sources and uses of cash:

	Years ended December 31,
(Dollars in billions)	2009	2008		2007

Sources of Cash:
Proceeds from securitizations, net of principal repayments	$5.0	$3.9	(1)	$4.7	(1)
Proceeds from secured borrowings related to the Conduit, net of principal repayments	10.2	–		–
Proceeds related to the Participation and Purchase Programs, net of principal repayments	4.1	1.0		–
Proceeds from borrowings with CBNA, net of principal repayments	–	1.3		1.1
Borrower repayments on student loans and other loan reductions	1.8	2.0		3.4

Uses of Cash:
Loan disbursements and other procurement activities	$(7.7)	$(7.9)		$(8.8)
Repayments of borrowings with CBNA, net of proceeds	(13.2)	–		–

(1)	Includes proceeds from whole loan sales

The Company had cash expenditures for equipment and computer software which were primarily composed of software developed for internal use.  Cash expenditures for equipment and computer software totaled $7.6 million and $8.6 million for the years ended December 31, 2009 and 2008, respectively.

The Participation and Purchase Programs

The Participation Program provides lenders with short-term liquidity for new FFEL Program loan originations.  Under the Purchase Program, the Department purchases eligible FFEL Program loans at a price that exceeds the outstanding principal, accrued interest and origination fees, resulting in gains on the sale of loans.  These programs are currently only available for FFEL Program loans disbursed for the remainder of the 2009 – 2010 academic year.  As a result of the capital market dislocation experienced in 2008 and into 2009, these programs offered by ECASLA were vital for lenders of FFEL program loans who wanted to continue to offer these products.  If continued disruption is experienced in the markets and these programs are not extended or similar programs are not made available, student lenders, including the Company, may find it difficult to remain in this segment of the industry.  See Legislation and Regulations on page 38 for further details.

The Conduit

The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at a cost based on market rates, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans through the issuance of a funding note which is purchased by the Conduit.  The funding note matures no later than January 2014. The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the FFB has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, depending on first disbursement date and certain other loan criteria.  If the Company were to sell the pledged loans to the Department, it would likely result in a significant loss to the Company.

Term Asset-Backed Loan Facility Securitizations

In November 2008, the Federal Reserve Board authorized the Term Asset-Backed Securities Loan Facility to provide additional liquidity support to the asset-backed securities market. Under TALF, the Federal Reserve Bank of New York extends loans to investors to purchase qualifying AAA-rated asset-backed securities, including those backed by student loans.  Although the terms of these transactions are competitive relative to other forms of funding currently available, the credit spreads currently required in the market are in excess of those earned by the underlying student loan assets.  As a result, the Company’s 2009 TALF securitization provided funding for only 60% of the principal amounts of securitized loans.  The Company has the option to redeem the notes beginning on the February 2014 distribution date through and including the July 2014 distribution date at a price equal to 90% of the outstanding principal balance of the notes, plus all accrued and unpaid interest on the notes.  The TALF program is currently available until March 31, 2010.  Until its expiration, the Company will continue to consider the TALF program to fund its balance sheet.  Future TALF deals that the Company may enter into will not have a redemption option.

Omnibus Credit Agreement

During December 2009, the Company entered into an amendment (the Extension) of its Omnibus Credit Agreement with CBNA, which was originally set to expire on December 31, 2009.  The Extension changed the expiration date of the Omnibus Credit Agreement from December 31, 2009 to January 31, 2010.  In addition, the Extension lowered the maximum aggregate credit available under the Omnibus Credit Agreement from $30.0 billion to $10.5 billion, effective January 1, 2010.

On January 29, 2010, the Company entered into an Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement and is effective as of January 1, 2010.

The Amended and Restated Omnibus Credit Agreement provides up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date. The cost of borrowing for overnight funding is based on the higher of the overnight federal funds target or overnight LIBOR, while the total cost of funding for other tranches is determined as follows:

	Interest Rate, based on one-month LIBOR plus	Fee on Undrawn Balance
FFEL Program Loans.................	75 basis points	30 basis points
Private Education Loans...........	450 basis points	200 basis points
Illiquid Assets............................	400 basis points on the first $600 million of funding and 655 basis points for supplemental funding (up to $1.1 billion in aggregate)	100 basis points

The Amended and Restated Omnibus Credit Agreement also requires (1) a pledge of most of the Company’s financial assets to secure the Company’s obligations; (2) a $57 million upfront commitment fee; and (3) a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default. CBNA’s consent is required for the release of pledged collateral for whole loan sales, securitizations, and participation in government funding programs, with the exception of the Conduit, the Participation Program and the Purchase Program, and certain specified potential securitizations in the first quarter of 2010.

The $9.5 billion of borrowings outstanding under the Original Omnibus Credit Agreement as of December 31, 2009 are subject to the representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default contained in the Amended and Restated Omnibus Agreement.  These borrowings will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.

The terms of the Amended and Restated Omnibus Credit Agreement are significantly less favorable than those of the Original Omnibus Credit Agreement and will substantially increase the Company’s funding costs and reduce net income.

Future Funding Expectations

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities. The Company currently expects new loan disbursement volumes to be funded via the various sources described above.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company.  Management believes liquidity and capital will be sufficient to meet the Company's anticipated requirements until the expiration of the term of the Amended and Restated Omnibus Credit Agreement on December 30, 2010 utilizing funding available from the Amended and Restated Omnibus Credit Agreement and via the securitization market and government programs.  This is dependent upon, among other things, the capital markets providing uninterrupted and cost effective funding.  In addition, any disposition of its ownership in the Company by Citigroup which results in a change of control whereby an entity other than CBNA or its affiliates owns more than 50% of the voting equity interest in the Company, or other event that results in the early termination of the Amended and Restated Omnibus Credit Agreement, could materially and adversely impact the Company’s liquidity and capital requirements.

Contractual Obligations

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations as of December 31, 2009.

The Company’s primary contractual cash obligations are indicated in the chart below:

(Dollars in millions)	Total	2010	2011	2012	2013	2014	Thereafter

Contractual long-term borrowings (1)	$25,602	$4,211	$1,591	$850	$914	$10,187	$7,849
Operating lease commitments (2)	8	2	2	2	1	1	–
Loan purchase commitments(2)	643	643	–	–	–	–	–
Loan disbursement commitments (2)	1,999	1,999	–	–	–	–	–

(1)	Amounts include the $4.2 billion current portion of long-term borrowings. For additional information about long-term debt, see Note 6 to the Consolidated Financial Statements.

(2)	For additional information, see Note 17 to the Consolidated Financial Statements.

Generally, the Company purchases loans under commitment obligations within one year of first disbursement or in accordance with contractual terms. These contractual terms may stipulate that the loans are not to be purchased by the Company until after the borrowers’ graduation dates. The Company also provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program loans which the Company will subsequently purchase. At December 31, 2009, these organizations have unused lines of credit of $13.4 million.  The Company did not have any loan sales commitments at December 31, 2009.

As of December 31, 2009, the Company had $17.0 billion of long-term secured borrowings of which $0.2 billion is denominated in Euros.  In addition, $0.1 billion of notes associated with certain securitization transactions remain available for issuance.  The total authorized borrowings of $17.1 billion were collateralized by $15.7 billion of FFEL Program Consolidation Loans and $2.0 billion of private education loans.  Principal payments on the secured borrowings are made as funds are collected on the collateralized loans.

Related Party Transactions

A number of significant transactions are carried out between the Company and Citigroup and/or CBNA and its affiliates. CBNA is a party to certain intercompany agreements entered into by the Company, including the Amended and Restated Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Management believes that the terms under which these transactions and services are provided are no less favorable to the Company than those that could be obtained from third parties.

The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Omnibus Credit Agreement, dated November 30, 2000, between the Company and CBNA, as amended (the Original Omnibus Credit Agreement).  $9.5 billion of outstanding borrowings at December 31, 2009 were made under the Original Omnibus Credit Agreement.  For further information about the Company’s borrowings, see Note 6 to the Consolidated Financial Statements.

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

The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings, which Citigroup intends to exit as quickly as practicable, yet possible in an economically rational manner through business divestitures, portfolio run-off and asset sales.  The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.  See Note 10 to the Consolidated Financial Statements for more details.

Legislation and Regulations

Legislative and Regulatory Impacts

FFEL Program

On February 26, 2009, President Obama released a summary of his 2010 proposed budget initiatives.  The President’s proposal asks the Congress to end government support for financial institutions which make student loans. If the President's proposals are enacted into law, student lenders would cease making FFEL Program loans in July of 2010.  The House and Senate passed the Full Year 2009 budget resolution (S. Con. Res 13) on April 29, 2009.   The resolution includes the President’s proposals related to student lending, although further legislation would be required in order to effect any changes to the FFEL Program.  As of December 31, 2009 no action had been taken on the legislative proposals to end the FFEL Program nor had any extension of the ECASLA law been enacted.

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

In short, significant changes to the FFEL Program are likely in the near-term. The Company cannot predict what the new legislation will look like in its final form. Any of the proposed changes, in particular H.R. 3221’s proposal to eliminate the FFEL Program, could have a material adverse effect on the Company’s financial condition and results of operations.  However, no action has been taken by Congress with respect to the SAFRA bill nor an extension or ECASLA.

Other Developments

In July 2009, the Private Student Loan Debt Swap Act of 2009 was introduced into the Senate.  As proposed, this act would allow certain private education loan borrowers, who, at the time of taking out the private education loan, were eligible for loans through federally guaranteed student loan programs, to refinance their private education loans under the Federal Direct Loan Program.  The Company cannot predict whether this legislation will be enacted in this form, if at all, or the potential impact on the Company’s financial condition or results of operations.

Congress is considering a number of financial institution regulatory changes which, if enacted into law, would have material effects on how consumer credit products are offered, advertised, and regulated.  A key component of the proposed regulatory changes is the creation of a Consumer Financial Protection Agency (CFPA), which would be granted authority to both regulate providers of credit, savings, payment, and other consumer financial products and services and to set minimum standards for such products and services.  However, the current proposal would also allow state consumer protection laws to apply, even if they provide greater protection than the CFPA, as long as they are not in conflict with requirements imposed by the proposed act or the rules that the CFPA adopts.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the Office of the Comptroller of the Currency (OCC), with state enforcement and visitation deemed preempted by the authority of the OCC.  At this time it is difficult what, if any regulatory changes will look like in their final form.  However, if the proposed or similar regulatory framework is enacted into law, this could have a material effect on the Company by substantially increasing the complexity of its operations.

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

From February to May 2009, the Department held a series of negotiated rulemaking sessions with industry representatives to develop federal regulations to support the H.R. 4137, the Higher Education Opportunity Act of 2008 (HEOA), provisions.  Final regulations were published October 28 and 29, 2009 and become effective July 1, 2010.  The Company has assessed the content of these regulations and will be making the necessary system and process modifications prior to the effective date  to ensure ongoing compliance.

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

The Ensuring Continued Access to Student Loans Act was signed by President Bush on May 7, 2008. This law, among other things, allows the Department to purchase qualifying Stafford and PLUS loans during the 2008-2009 academic year.  It was enacted to respond to the belief that there was a problem for students attempting to obtain FFEL Program loans due to lenders partially or wholly withdrawing from the FFEL Program market as a result of the liquidity constraints in the capital markets, higher costs of funds and the effects of the CCRA Act.  On July 3, 2008, the Company filed a required Notice of Intent to Participate with the Department.  The Company received its initial funding through the Participation Program on December 5, 2008 and began participating loans on that same date.

During 2008, in an effort to provide additional liquidity to support new lending, the Department also published regulations on the Conduit.  This was in response to the Department’s concern that some lenders may continue to have difficulty obtaining funding to make loan commitments for the 2009-2010 academic year, or to make subsequent disbursements on loans, without a commitment from the Department to purchase those loans. During the year ended December 31, 2009, the Company received a cumulative $10.4 billion in funding from the Conduit for a portion of its FFEL Program loan portfolio.

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

Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Risk management is an important component of meeting the business objectives of the Company. The Company actively manages credit, operating and market risks. These and other risks are detailed in Risk Factors on page 54. This section describes the activities undertaken by the Company in an effort to manage these risks.

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

Approximately 60% of the Company’s private education loans carry private insurance coverage and a portion of the uninsured loans are covered by risk-sharing agreements with certain schools. The Company is exposed to 100% of the credit losses on loans that are not covered by private insurance or risk-sharing agreements. In addition, effective January 1, 2008, the Company ceased insuring new CitiAssist loan originations, thereby increasing the Company’s exposure to credit losses on private education loans.

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

Operating Risk

Operating risk is the risk that the entity will be unable to properly service its loan portfolio. The majority of the Company’s operating risks relate to servicing defects in the Company’s student loan portfolio that could potentially result in losses. In addition, FFEL Program loans that are not originated or serviced in accordance with Department regulations risk loss of guarantee or interest penalties.  Private education loans that are not originated or serviced in accordance with provisions set forth in the respective agreements with private insurers risk cancellation of insurance coverage.  Through various agreements with securitization trusts, the Company is subject to operating risk as a seller, servicer and administrator of student loans.  These agreements subject the Company to repurchase, substitution or reimbursement provisions to resolve breaches of representations, warranties, servicing requirements and other obligations under these agreements.  In an effort to manage operating risk, the Company conducts compliance and process reviews of both the Company’s internal operations and external loan servicers.

In addition, the Company is subject to operating risk resulting from the servicing of a substantial portion of its loan portfolio by a single servicer, which is an affiliate of Citigroup. The Company believes that its policies, procedures and servicer reviews partially mitigate this risk. In the event of default by this servicer, other third-party servicers could assume the servicing functions for these loans.

The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings, which Citigroup intends to exit as quickly as practicable, yet possible in an economically rational manner through business divestitures, portfolio run-off and asset sales. The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.  The agreements governing Citigroup’s role as servicer for the Company contain provisions that would terminate the agreement if an event that results in a change in control were to take place. For additional information, see Risk Factors beginning on page 54.

The Company’s guaranteed FFEL Program loan portfolio is subject to regulatory risk. Under the Higher Education Act, the FFEL Program is subject to periodic amendments and reauthorization. As a result, the interest subsidies, origination costs, and the existence of the program itself are subject to change. For example, the CCRA Act made several changes to the Higher Education Act, which are discussed in more detail in the Legislation and Regulations - Legislative and Regulatory Impacts section on page 38.

Market Risk

Market risk encompasses liquidity risk, interest rate risk and foreign currency exchange rate risk. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor or investor when due. Interest rate risk is the risk to earnings that arises from changes in interest rates. Foreign currency exchange rate risk is the risk to earnings that arises from fluctuations in foreign currency exchange rates.  The Company strives to manage market risk through its Asset/Liability Management Committee (ALCO). ALCO reviews current and prospective funding requirements and makes risk mitigation recommendations to management. Also, the Company periodically reviews expectations for the market and sets limits as to interest rate and liquidity risk exposure.

The Company’s primary market risk exposure results from fluctuations in the spreads between the Company’s borrowing and lending rates, which may be impacted by shifts in market interest rates and differences in the frequency at which interest rates on the Company’s interest bearing assets and liabilities reset.  The Company’s retained interests are also exposed to market risk from fluctuations in market interest rates. The Company’s overall risk management strategy includes monitoring interest rates and it may enter into derivative agreements in an effort to manage its exposure to interest rate variability.

Historically, the majority of the Company’s derivative financial instruments were interest rate derivative and option agreements with CBNA, an investment-grade counterparty.  The interest rate derivatives were used in an effort to manage the interest rate risk inherent in the retained interests in the Company’s off-balance sheet securitizations. The option agreements were designated as economic hedges to the floor income component of the residual interests.  These interest rate derivative and option agreements were not designated as hedges and did not qualify for hedge accounting treatment under ASC 815. The Company closed out of these derivative positions during the fourth quarter of 2009 in anticipation of accounting changes effective January 1, 2010, which will impact the Company’s Consolidated Financial Statements starting January 1, 2010, in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged.  At December 31, 2008, the interest rate derivative agreements had a notional amount of $13.3 billion and the option agreements had a notional amount of $12.1 billion.

The Company currently has one cross-currency swap that is intended to manage its exposure to foreign currency exchange rate fluctuations on its Euro denominated secured borrowing.  At December 31, 2009, the notional value of this swap was $0.2 billion.  The swap matures at the earlier of the date at which the respective notes mature, the trust loan assets have been liquidated or 2032.

For more information on the Company’s interest rate derivative and option agreements and its foreign currency swap see Note 13 to the Consolidated Financial Statements.

At December 31, 2009, $3.0 billion of the Company’s outstanding unsecured borrowings under the original Omnibus Credit Agreement and the Company’s secured borrowings from the TALF securitization included derivatives embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in ASC 815 and, therefore, do not require bifurcation.

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

	December 31,
(Dollars in millions)	2009		2008
100 basis points	Increase	Decrease	Increase	Decrease
Change in net interest income	$(15.1)	$20.9	$(6.8)	$21.5

In addition, the Company has exposure to uneven shifts in interest rate curves (e.g., CP to LIBOR spreads). The Company, through ALCO, actively manages these risks by setting IRE limits and takes action in response to interest rate movements against the existing structure.

O     OTHER BUSINESS AND INDUSTRY INFORMATION

Student Loans

The Company’s student loan portfolio is composed of both FFEL Program loans and private education loans. The Company is currently eligible to make the following types of FFEL Program loans: subsidized Federal Stafford, unsubsidized Federal Stafford, Federal PLUS and Federal Consolidation Loans. Subsidized Federal Stafford Loans are generally made to students who meet certain need criteria. Unsubsidized Federal Stafford Loans are designed for students who do not qualify for subsidized Federal Stafford Loans due to parental and/or student income and assets in excess of permitted amounts.  PLUS Loans are made to parents of dependent students and to graduate and professional students. This program allows multiple federal loans, including those of both the FFEL and the Federal Direct Student Loan Programs, to be combined into one single guaranteed loan. The lender under Federal Consolidation Loans is required to pay to the Department a monthly fee generally equal to 0.0875% (1.05% per annum) of the monthly ending principal and accrued interest balances of Federal Consolidation Loans held. A borrower may request the Company to consolidate government-guaranteed loans held by other student loan originators and holders. Under such circumstances, those student loans not already in the Company’s portfolio are purchased at face value from the other lenders prior to consolidation. The repayment periods on Federal Consolidation Loans are extended to periods of up to 30 years, depending on the loan balance. Due to market conditions, the Company has withdrawn from the Federal Consolidation Loan Program and is not actively originating new loans. The Company’s portfolio also includes loans made under the Federal Supplemental Loans for Students (SLS Loans) and Health Education Assistance Loans (HEAL Loans) programs, although no new loans are being originated under these programs. See Note 4 to the Consolidated Financial Statements for a presentation of the loan portfolio by product type.

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

Congress is currently considering legislation that may result in significant changes to federal student loan programs.  The President and various industry groups have offered proposals for reform, the most significant of which could result in the elimination of the FFEL Program.  In September 2009, the House of Representatives approved a bill which, among other changes, would eliminate the FFEL Program.  The Senate has not yet introduced a companion bill.

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

Origination of FFEL Program Loans

The Company is one of the nation’s largest originators and holders of student loans guaranteed under the FFEL Program. The Company’s student loan volume primarily results from the Company’s sales and marketing efforts (see Marketing on page 49) and repeat borrowers.

A student must attend an eligible educational institution, as determined by the Department, in order to participate in the FFEL Program. Eligible institutions can be divided into three categories: four-year colleges and universities, two-year institutions and proprietary schools. In addition to other criteria, the Department determines school eligibility, in part, based on the default rate on guaranteed loans to a school’s students.

For FFEL Program loans originated by the Company, the borrower completes a Master Promissory Note and sends it either to the Company or directly to the guarantor.  Before the loan can be approved, the school must certify both the borrower's attendance at the school as well as the loan amount the borrower is entitled.

Loan applications can be completed online at www.studentloan.com, through the guarantor’s website or via a paper application. Both the guarantor and the Company must approve the loan request.  Upon guarantor approval, the guarantor sends a notice of guarantee to the Company.  After receiving the notice of guarantee, the Company makes the loan disbursement directly to the school as directed by the school and sends a disclosure statement to the borrower confirming the terms of the loan.  The Company also originates loans through certain guarantors under “blanket guarantee” agreements, which authorize the Company to disburse funds without having to obtain the guarantor’s approval on each individual loan application prior to disbursing the funds.

The Company strives to offer students and parents opportunities to save money in repaying their education loans.  The Company believes that the borrower benefits that it provides to the recipients of FFEL Program loans are competitive compared to those offered in the current market.

The Higher Education Act requires that guarantors charge a one-time federal default fee equal to 1% of the principal amount of Stafford and PLUS Loans. The federal default fee must be deposited into the Federal Fund held by the guarantor.  Guarantors have the option to charge this fee to the borrower and deduct it from the loan or waive some or all of the fee for the borrower and subsidize the payment on behalf of the borrower.

The Higher Education Act also requires the payment of an origination fee to Department on all Stafford and PLUS Loans.  For Stafford Loans, the lender may charge this fee to the borrower or waive some or all of the fee for the borrower and subsidize the payment on behalf of the borrower.  For PLUS Loans, borrowers are responsible for paying the origination fee.  Lenders are responsible for forwarding the origination fees to the federal government. The origination fee on Stafford Loans is being phased out between July 1, 2006 and July 1, 2010 under the Higher Education Act.

Origination of Private Education Loans

The private education loan program is designed to assist students by providing education financing that is intended to supplement any financial aid that may be available through grants, scholarships or under the FFEL or Direct Lending Programs. During 2009 and 2008, the Company made two types of private education loans:  CitiAssist loans and private consolidation loans.  Due to market conditions the Company withdrew from the private loan consolidation market.

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

Students, and co-signers, if applicable, complete and submit CitiAssist loan applications online at www.studentloan.com. In addition to general eligibility criteria, a certification of enrollment from the school is required and a co-signer may also be necessary.  The majority of the loan disbursements are made directly to the school and a disclosure statement is sent to the borrower confirming the terms of the loan.

The Company suspended originations of new private consolidation loans on October 1, 2008 due to increased funding costs as a result of ongoing disruption in the capital markets.  The Company continues to monitor market conditions and will adjust its strategy accordingly.

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

The schools play an integral role in the students’ selection of a lender. Through the Company’s proprietary website, www.FAAOnline.com, schools are able to electronically process and track their students’ loan applications, certify loans, and monitor approvals and disbursements.  Dedicated Account Managers and a Priority Services telephone team support the schools by assisting with loan processing and issue resolution.

The Company employs direct marketing strategies to help drive customer acquisition and retention.  Such strategies may include cross-selling with Citigroup, Inc., affiliate companies, email marketing, online media, sponsorships, and strategic partnerships with third party vendors and marketing services providers.

The Company continues to enhance the customer experience on its website, www.studentloan.com.  To illustrate, in 2008, the Company redesigned this website, including online application processes, based on customer feedback and usability studies.  In 2009, the Company launched a comprehensive set of online tools and calculators on its website, which included a student loan comparison tool as well as online repayment resources that enable borrowers to confidentially manage their student loan payments and protect their credit history.

The Company’s borrowers are students and parents from all 50 states, the District of Columbia and the U.S. territories.  In addition, the Company’s borrowers also include international students attending school in the United States as well as domestic students attending eligible foreign institutions.  Approximately 30% of the Company’s loan portfolio is comprised of loans made to or on behalf of students who reside in New York and California.

Competition

The market for student loans is comprised of numerous eligible lenders.  With over 50 years of experience, the Company is one of the nation’s largest originators and holders of FFEL Program and private education loans. The Company continues to maintain its superior performance on the loans that it services. This simplifies the repayment process for borrowers and provides the Company with a competitive advantage over other lenders.

SLM Corporation (Sallie Mae) continues to be the largest originator and holder of FFEL Program loans.  Other key FFEL Program lenders include JPMorgan Chase and Wells Fargo.

The Federal Direct Lending Program, which also provides federal student loans directly to students and parents, has grown significantly and hence reduced the overall volume of loans available for origination through the FFEL Program.  Due to recent legislative proposals, the most significant of which could result in the elimination of the FFEL Program, , the Federal Direct Lending Program has experienced more significant growth as an increased number of schools have moved from the FFEL Program to the Federal Direct Lending Program.

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

Quality and Regulatory Reviews

The Company recognizes the importance of maintaining compliance with federal and state laws and regulations, as well as Department of Education regulations, guarantor policies and reporting requirements. Accordingly, the Company has implemented policies and procedures to monitor and review ongoing processes that have an impact on, or may jeopardize a loan guarantee or lender eligibility. An affiliate of the Company, Citibank (South Dakota), National Association, services most of the Company’s internally serviced student loan portfolio. The remainder of the loan portfolio is serviced by third-party servicers. Citibank (South Dakota), National Association also conducts regular ongoing compliance reviews at its facility.

The Company has a formal quality assurance program that monitors and measures performance and customer satisfaction levels. These quality assurance reviews include, but are not limited to, reviews of loan origination, due diligence and disbursement processes, including work performed to ensure adherence to regulatory requirements. Also, the Company’s Compliance and Control staff monitors results of risk and control self-assessments performed throughout the Company under Citibank policy. Additionally, the Company is periodically reviewed by Citigroup Audit and Risk Review teams, student loan guarantors, the Department and third-party loan insurers to monitor portfolio quality and processing compliance. Also, individual departments perform self-reviews on a risk-based frequency. These reviews are done to ensure compliance with the federal, guarantor and corporate policies/procedures, as well as to identify areas needing process or control improvements.

Historically, the student loan industry has been subject to extensive regulatory and reporting requirements, concentrated primarily in the areas of loan servicing and due diligence.  Both the Department and the guarantors have established stringent servicing requirements that each eligible lender must meet.  In addition, the Department and the guarantors have developed audit criteria that each lender must pass in order to receive guarantee benefits.  The Higher Education Act and the Department's regulations authorize it to limit, suspend or terminate lenders from participation in the FFEL Program, as well as impose civil penalties, if lenders violate program regulations.  The Department regularly conducts audits of the Company’s student loan servicing activities.  Guarantors conduct similar audits on a biennial basis. In addition, an independent compliance review of the Company’s FFEL Program student loan portfolio, as required by the Department, is conducted.  None of the audits conducted during 2009 disclosed any material audit exceptions.

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

Employees

At December 31, 2009 and 2008, the Company had 248 and 355 employees, respectively, none of whom was covered by a collective bargaining agreement. These amounts do not include approximately 962 employees of Citibank (South Dakota), National Association primarily located in Sioux Falls and Kansas City, Missouri, who perform the majority of the loan originations and servicing work on the Company’s student loans under the provisions of an intercompany agreement.

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

Comparison of Cumulative Five-Year Total Shareholder Return

The following graph compares the Company’s cumulative total shareholder return for the last five years with the cumulative total shareholder return of the S&P 500 index and of SLM Corporation. The graph and table show the value at year-end 2009 of $100 invested at the closing price on December 31, 2004 in the Company’s common stock, the S&P 500, and SLM Corporation common stock. The return calculated assumes reinvestment of dividends during the period presented.  The comparisons in this table are not intended to forecast or be indicative of future performance of the common stock.

RISK FACTORS

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 6.

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected or historical results. However, the discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results. These factors include, natural disasters, acts of terrorism and epidemics and the factors listed under Forward-Looking Statements on page 6, among others.

The Company’s financial condition is dependent upon and could be adversely affected by the extent to which management can successfully manage interest rate risks.

The majority of the Company’s earnings are generated from the spread between the Company’s interest earning assets (primarily based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR or CP).  The success of the Company is dependent upon management’s ability to identify properly and respond promptly to changes in interest rate conditions. Particularly in the current market environment, which has been characterized by dislocation, illiquidity and government intervention, changes in the interest rate environment can be difficult to predict and the Company’s ability to respond to changes after they occur is hampered by market constraints, legislation and the terms of the Company’s existing student loan assets. As a result, changes in the spread between the interest rates earned on the Company’s assets and incurred on the Company’s liabilities could have an adverse effect on the Company's financial condition and results of operations.

The Company regularly monitors interest rates and may enter into interest rate derivative agreements in an effort to manage its interest rate risk exposure. The Company’s derivative instruments do not qualify for hedge accounting under ASC 815, and consequently, the change in fair value of these derivative instruments is included in the Company's earnings. Changes in market assumptions regarding future interest rates could significantly impact the valuation of the Company's derivative instruments and, accordingly, impact the Company’s financial position and results of operations.

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

One of the Company’s objectives in determining the appropriate mix of funding is to match the weighted average life of its loan assets with that of its borrowings. However, market constraints and the fact that the Company cannot always predict the speed at which borrowers repay their loans generally make obtaining a perfect match very difficult and cost-prohibitive. In addition, credit premiums earned on the Company’s loan assets are fixed at the time of origination. As a result, the Company’s net interest margin may be adversely affected if the Company cannot refinance its maturing debt at rates that are comparable to its current rates.  This is expected to have an increasing impact in 2010 as borrowings mature and are replaced with new borrowings under the Company’s Amended and Restated Omnibus Credit Agreement with higher funding costs.

The Company’s business operations are dependent upon Citigroup and any change that impacts Citigroup’s involvement in the Company could have an adverse effect on the Company’s financial condition and operations.

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•
Lender –At December 31, 2009, the Company had outstanding borrowings of $9.5 billion under the Original Omnibus Credit Agreement.  The Amended and Restated Omnibus Credit Agreement will provide up to $6.6 billion of additional funding through December 30, 2010 and all new borrowings will be due and payable on or before this date.

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

The Amended and Restated Omnibus Credit Agreement contains a provision that if a change of control were to occur which results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.

The agreements governing Citigroup’s role as originating lender and servicer for the Company contain provisions that would terminate the agreements if an event that results in a change in control were to take place.

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

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses for management reporting purposes: Citicorp, which is composed of Citigroup’s core businesses, and Citi Holdings, in which the Company is now included, which is composed of non-core businesses.  Citigroup intends to exit the Citi Holdings’ businesses as quickly as practicable, yet possible in an economically rational manner through business divestitures, portfolio run-off, and asset sales, and has made substantial progress divesting and exiting businesses from Citi Holdings, having completed or announced 18 divestitures in 2009.  The Company’s management is currently working with Citi Holdings’ management to provide the information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.  These efforts could result in a change in ownership of the Company, including, among other possibilities, an eventual sale of all or part of Citigroup’s ownership in the Company, or of all or part of the Company, to an unaffiliated third party.

The Company does not know how a potential disposition of its ownership would affect the Company's business or its operations, although given the various relationships between Citigroup and the Company the effect could be material and adverse.  Among other things, any disposition of its ownership in the Company by Citigroup that results in Citigroup or any of its subsidiaries owning less than 50% of the voting equity interest in the Company could result in the termination of certain agreements, including the Company’s servicing and origination agreements.  If a disposition or combination event results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The Company’s business operations could be materially and adversely impacted if any of these agreements cannot be replaced with agreements with substantially similar or more favorable terms.

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

The Company’s Amended and Restated Omnibus Credit Agreement provides funding through December 30, 2010, however the cost of funding under this agreement is significantly higher than the borrowings that are expected to mature over the next twelve months.  This will further compress the Company’s net interest margin. Unless the Company is able to identify and implement other funding alternatives, maturing borrowings will need to be replaced with new borrowings under this agreement at higher rates. In addition, before the end of 2010, the Company will need to negotiate an extension to this agreement with CBNA or enter into one or more alternative funding arrangements in order to maintain adequate liquidity in 2011.

The Amended and Restated Omnibus Credit Agreement also requires a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default.

The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Omnibus Credit Agreement, dated November 30, 2000, between the Company and CBNA, as amended (the Original Omnibus Credit Agreement).  At December 31, 2009, the Company had $9.5 billion of outstanding borrowings made under the Original Omnibus Credit Agreement which will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable, yet possible in an economically rational manner through business divestitures, portfolio run-off and asset sales. The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  In either event, the Company would no longer have a guaranteed funding source, which would have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

In addition, since the latter half of 2007, the dislocation and illiquidity in the asset-backed securities and credit markets have adversely impacted the Company’s securitization activities.  To the extent that these market conditions continue, they are likely to have a further adverse impact on the Company’s ability to execute future securitization transactions that provide favorable pricing.  Current market conditions have impeded the Company’s ability to complete off-balance sheet securitization transactions that result in a gain, and have had a negative impact on credit premiums on secured borrowings through on-balance sheet securitizations.  In addition, the current economic downturn and net interest margin compression between the Company’s interest earning assets (primarily based on CP, the prime rate, or the 91-day Treasury Bill rate) and its funding costs (primarily based on LIBOR, though some are based on CP and the prime rate) could adversely affect existing securitization trusts sponsored by the Company. If any of these trusts were to default on its obligations to noteholders, the Company’s ability to execute future securitization transactions would be negatively affected.

In addition to funding available to the Company under the Amended and Restated Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding. Since December 2008, the Company has been utilizing funding available under the Participation Program.  In the second quarter of 2009, the Company began selling eligible loans to the Department under the Purchase Program.  These programs are only approved through the remainder of the 2009-2010 academic year.  After such time, the Company may need to identify other alternative sources of funding, which may not be available on favorable pricing or terms, if at all.

During the second quarter of 2009, the Company also accessed additional funding through the Conduit. Funding for the Conduit will be provided by the capital markets. In the event the commercial paper issued by the Conduit cannot be reissued or “rolled” at maturity and the Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the Conduit at a predetermined price. The predetermined price represents a discount to the principal balance of the loans.  Accordingly, a sale of loans to the Department would result in a loss to the Company and negatively impact its results of operations.

Our business is subject to extensive regulation and recent market disruptions have led to proposals for new laws and regulations, or changes to existing laws and regulations.

As a participant in the financial services industry, the Company is subject to extensive regulation. In addition, as a result of the current economic and market downturn, there has been increased discussion of, and calls for, additional legislative changes and increased scrutiny from a variety of regulators. New laws or regulations, or changes in enforcement of existing laws or regulations applicable to the Company’s business, may adversely affect the Company. Legislative or regulatory changes could lead to business disruptions, impact the value of assets that the Company holds or the scope or profitability of its business activities, require the Company to change certain of its business practices and expose the Company to additional costs (including compliance costs) and liabilities.  For example, private student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation, are subject to various regulatory requirements.  In view of the current regulatory envirnoment, the Company is likely to implement changes to the Company’s private education loan loss mitigation programs including, amount other things, that participation by borrowers in private education loan forbearance and loss mitigation programs are subject to more rigorous requirements, that shorter forbearance periods be granted and that minimum periods of payment performance be required between grants of forbearance. The Company expects that these changes, when implemented, will materially increase net credit losses attributable to private education loans.

Other regulatory changes currently being considered include financial institution regulatory changes by Congress, which, if enacted into law, would have material effects on how consumer credit products are offered, advertised, and regulated, and changes by the Department to rules and regulations over the Higher Education Act.

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

If any of these or similar types of regulatory changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations.  For further information on the impact of other recent legislative and regulatory activities, see Legislation and Regulations on page 38.

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

In short, significant changes to the FFEL Program are likely, although as of December 31, 2009 no action had been taken on the legislative proposals to end the FFEL Program nor had any extension of the ECASLA law been enacted.

In addition, the Company is a leading originator and owner of student loans insured under the Higher Education Act.  The Company’s financial results and business are largely affected by the provisions of the Higher Education Act. Amendments to the Higher Education Act may be implemented from time to time. New legislation could impact the Company’s products, its industry or otherwise affect its operations and the environment in which it operates in substantial and unpredictable ways.  In recent years, many changes to the Higher Education Act have been implemented that adversely impact the operating environment of the Company and its financial results. Certain amendments to the Higher Education Act governing the FFEL Program have reduced the interest spread earned by holders of FFEL Program guaranteed student loans. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and lending regulations, including, specifically with respect to the Company's CitiAssist loan portfolio, certain state usury laws and related regulations, and many other lending laws. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties and potential class action lawsuits.

For further information on the impact of these recent legislative activities and other developments, see Legislation and Regulations on page 38.

The Company is dependent on funding from the Conduit to fund a significant amount of its loans and any market conditions impacting the Conduit’s ability to provide this funding could result in significant losses to the Company.

The Company is utilizing funding from the Conduit for additional liquidity, with $10.2 billion in funding outstanding at December 31, 2009.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper, thereby providing financing at a cost based on market rates.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans.  The Conduit program expires in January 2014. The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the FFB has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, depending on first disbursement date and certain other loan criteria.  If the Company were to sell the pledged loans to the Department, it would likely result in a significant loss to the Company.

The Company’s profitability could be adversely affected by general economic conditions as well as regional economic trends.

Factors that could significantly affect profitability include:

•	The demand for and interest rates on student loans;

•	The cost to the Company of funding such loans;

•	The level and volatility of interest rates and inflation; and

•	The number of borrowers who are unable to meet their payment obligations.

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

At December 31, 2009, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is not rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information.  AIG, the parent company of UGCIC and NHIC, continues to receive financial support from the US Treasury and the Federal Reserve Bank in support of its financial difficulties. AIG is in the process of restructuring the company. Although, UGCIC and NHIC continue to make claim payments as agreed, any failure of AIG, or sale or restructuring of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Due to recent regulatory changes and the current economic environment, several student lenders as well as the Company have tightened their underwriting.  This decrease in the availability of student loans may adversely impact the financial condition of certain schools with which the Company does business.  The current economic environment is also affecting the financial condition of certain schools with which the Company does business, particularly private non-profit schools. The Company’s results could be adversely impacted to the extent that the schools for which it originates loans do not continue as going concerns.  In addition, school closings could result in an increase in defaults for the borrowers attending these schools at the time they close and a significant increase in school closings could materially increase the Company’s allowance for loan losses.

From April 1997 to 2002, the Company purchased private insurance from RSAUSA.  RSAUSA decided to exit the U.S. market and sold RSAUSA in 2007 to Arrowpoint, a company owned and operated by their management and independent directors.  Arrowpoint is being operated in a voluntary run-off mode with the objective of successfully meeting policyholder obligations and achieving a solvent run-off. As part of the purchase, Arrowpoint agreed to certain operating restrictions and the appointment of a claims monitor to protect policy holders.  Arrowood, the Arrowpoint subsidiary which directly insures the Company's loans, is making claim payments on a regular basis.  Neither Arrowpoint nor Arrowood is rated.  Any failure of either could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s Arrowood insured loan portfolio.

The Company’s credit risk exposure is also impacted by the size and performance of the Uninsured CitiAssist Standard and Uninsured CitiAssist Custom loan portfolios that are not originated under a risk-sharing relationship, which has grown over recent years. As of December 31, 2009, the uninsured private education loan portfolio included $193.9 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans did not follow the Company’s traditional underwriting process.  The Company no longer originates Uninsured CitiAssist Custom loans.

The Company’s allowance for loan losses is dependent on estimates. These estimates are based on historical experience, adjusted for qualitative factors including changes in recent performance, general economic conditions or applicable laws and regulations. If actual experience varies significantly from historical experience or the Company’s projections of the impact of changes in qualitative factors are inaccurate, the Company’s estimated allowance for loan losses may be insufficient to cover losses inherent in the Company’s portfolio.

Future decreases in the volume of student loan originations could adversely affect the financial condition of the Company.

Loan origination volume generated by individual schools is primarily dependent on whether the Company appears on the school’s list of lenders, as well as the number of students at that school that need financial aid. Origination volume could be negatively affected by the Company’s determination to suspend lending to certain schools, efforts to implement a more targeted origination strategy for private education loans and withdrawal from the consolidation loan market, although the Company may experience some growth in the markets in which it continues to operate as competitors exit these segments. The Company may be adversely impacted by borrowers’ or schools’ decisions to use competing lenders, each school’s option to choose the Federal Direct Lending Program instead of choosing to participate in the FFEL Program, or a school’s decision to begin making student loans itself.

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

Various issues may give rise to legal risk and cause harm to the Company and its business prospects.  These issues include appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, privacy laws and information security policies. Failure to address these issues appropriately could also give rise to litigation claims against the Company, or subject the Company to regulatory enforcement actions, fines and penalties.

The CCRA Act and increased funding costs have decreased the profitability of FFEL Program loans. The Company has changed its strategic focus in an effort to address these changes, but there can be no assurance that the Company’s efforts will be successful.

The CCRA Act reduced SAP for new originations by 55 basis points for Stafford and Consolidation Loans and 85 basis points for PLUS Loans. In addition, it reduced lender reinsurance from 99% to 97% by eliminating the EP program with a further reduction to 95% for loans originated on or after October 1, 2012, and increased the lender fee from 0.50% to 1.00% for new originations. At the same time, dislocation and illiquidity in the credit markets have significantly increased credit spreads on the Company’s new securitization transactions and borrowings under the Omnibus Credit Agreement.  The confluence of these events has made the Company less profitable.

In response to these events, the Company has:

•	Suspended lending at certain schools where loans with lower balances and shorter interest-earning periods currently result in unsatisfactory returns;
•
•	Withdrawn from the consolidation loan markets;
•
•	Reduced certain borrower incentive programs for new originations; and
•
•	Restructured various functional areas of its business and eliminated 215 positions in 2008.

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

Effective August 8, 2008, the Company has amended the Non-Competition Agreement among the Company, CBNA and Citigroup to allow CBNA or any of its affiliates to acquire another business engaged in student lending.  If the revenues from student lending represent more than 5% of the consolidated revenues of the acquired business, then CBNA or its affiliates are required to cease student lending or use commercially reasonable efforts to sell the acquired student lending business (which sale may be made to the Company) within eight months of the acquisition.   If, however, student lending represents 5% or less of the consolidated revenues of the acquired business or if after using commercially reasonable efforts, CBNA or its affiliates are unable to sell the competing business at a price equal to or greater than the implied price, then CBNA or its affiliates may continue to engage in the competing business.  Consequently, the Company may face direct competition from its majority shareholder or other Citigroup affiliates, which could have an adverse impact on the Company’s financial condition or results of operations.

Corporate Governance and Controls

The Company has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of conduct. The Code of Conduct applies to the Company’s employees, executive officers and directors.  In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals and which supplements the companywide Code of Conduct.

Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Company’s website at www.studentloan.com by clicking on the “Investor Relations” link and then clicking on the “Board and Management” link.  If the Company makes substantive amendments to its Code of Conduct or Code of Ethics by fraud professionals, or grants any waiver, including any implicit waiver, it will disclose the nature of the amendment or waiver on its website.  The Company’s Corporate Governance Guidelines and the charter for both the Audit Committee and Compensation Committee are available free of charge on the website or by writing to The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, Stamford, CT 06901.

Controls and Procedures

Disclosure

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

Except as expressly noted below in Management’s Report on Internal Control over Financial Reporting, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that (i) controls may become inadequate because of changes in condition, or (ii) the degree of compliance with the policies or procedures may deteriorate.

Material Weakness Related to Accounting for Income Taxes
In the process of preparing the Company’s consolidated financial statements for the three months ended March 31, 2009, management identified a material weakness in internal control over financial reporting in the design and monitoring of the Company’s processes to analyze, record, value and reconcile current and deferred income tax accounts.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

During the second quarter of 2009, the Company identified additional errors in current and deferred income taxes arising from this material weakness. These errors related to how the Company accounted for and recorded in its income tax returns temporary differences between pretax financial income and taxable income, specifically related to its off-balance sheet securitization transactions.  The Company assessed the materiality of the cumulative errors and determined that these errors were immaterial to amounts reported in prior period financial statements.  The correction of prior periods for these immaterial errors is reflected in the Company’s Quarterly Reports on Form 10-Q for the second and third quarters of 2009 and this Annual Report on Form 10-K, and will continue to be reflected in the Company’s future Exchange Act reports, as applicable.

During 2009, the Company undertook the following steps to improve internal control over processes to analyze, record, value and reconcile current and deferred income tax accounts:

•	assumed responsibility for calculations of tax reserves previously performed by its tax advisors within Citigroup;

•
implemented clear policies and sustainable processes for calculating, reconciling and reviewing tax accounts, including increased control over spreadsheets, in an effort to better ensure the accuracy of these accounts;

•	enhanced communication and cooperation between the Company’s controllers’ group and its tax advisors within Citigroup;

•	increased the level of resources dedicated to tax accounting and reporting during the fourth quarter of 2009; and

•	reviewed existing processes for the preparation and review of income tax returns and implemented changes during the fourth quarter of 2009 as necessary.
Management evaluated the new controls implemented, as well as pre-existing controls related to accounting for income taxes, and concluded that the controls are designed properly and operating effectively. Based on this review, management believes that the internal controls in place as of December 31, 2009 with respect to processes to analyze, record, value and reconcile current and deferred income tax accounts provide reasonable assurance that tax transactions are properly recorded and disclosed, and that a tax-related material misstatement or omission would be prevented or timely detected by the Company during the preparation of its annual or interim financial statements. Accordingly, management has concluded that the material weakness no longer exists.

Management’s Assessment of Internal Control over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their reports on pages 70 and 71, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the internal control over financial reporting of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Student Loan Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Student Loan Corporation:

We have audited the accompanying consolidated balance sheets of The Student Loan Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Student Loan Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for fair value measurements, the fair value option for financial assets and financial liabilities, and uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 26, 2010

CONSOLIDATED FINANCIAL STATEMENTS

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share amounts)	Years ended December 31,
	2009	2008	2007
NET INTEREST INCOME
Interest income	$780,292	$1,215,412	$1,563,811
Interest expense (Notes 6 and 10)	(502,645)	(884,113)	(1,175,164)
Net interest income	277,647	331,299	388,647
Provision for loan losses (Note 4)	(140,852)	(140,895)	(59,920)
Net interest income after provision for loan losses	136,795	190,404	328,727

OTHER INCOME
Gains on loans securitized (Note 15)	–	1,262	70,814
Gains on loans sold	45,989	2,532	41,044
Fee and other income (Notes 8, 10, 13 and 15)	155,491	101,197	36,301
Total other income	201,480	104,991	148,159

OPERATING EXPENSES
Salaries and employee benefits (Notes 10 and 11)	32,134	48,573	61,628
Restructuring and related charges (Note 18)	(381)	12,389	735
Other expenses (Notes 9 and 10)	106,098	117,764	117,519
Total operating expenses	137,851	178,726	179,882

Income before income taxes	200,424	116,669	297,004
Provision for income taxes (Note 12)	74,752	43,242	111,252
NET INCOME	$125,672	$73,427	$185,752

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Based on 20,000,000 average shares outstanding	$6.28	$3.67	$9.29

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$2.48	$5.72	$5.59

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2009	2008
ASSETS
Federally insured student loans (Note 4)	$17,948,706	$18,064,662
Private education loans (Note 4)	7,432,471	5,861,545
Deferred origination and premium costs (Note 4)	548,083	635,449
Allowance for loan losses (Note 4)	(149,098)	(110,329)
Student loans, net	25,780,162	24,451,327
Other loans and lines of credit (Note 4)	5,616	9,016
Loans held for sale (Notes 1 and 4)	2,409,267	1,072,316
Cash	17,998	595
Residual interests in securitized loans (Note 15)	820,291	942,807
Other assets (Note 5)	1,984,907	1,761,338
Total Assets	$31,018,241	$28,237,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Short-term borrowings, payable to principal stockholder (Note 6)	$5,131,000	$12,654,200
Short-term secured borrowings, payable to Department of Education (Note 6)	2,066,686	1,002,211
Long-term borrowings, payable to principal stockholder (Note 6)	4,391,000	10,102,000
Long-term secured borrowings (Note 6)	16,999,976	1,727,744
Deferred income taxes (Note 12)	410,546	382,155
Other liabilities (Note 7)	348,612	774,886
Total liabilities	29,347,820	26,643,196
Stockholders’ Equity
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; no shares issued or outstanding	–	–
Common stock, par value $0.01 per share; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	141,869	141,723
Retained earnings	1,528,352	1,452,280
Total stockholders’ equity	1,670,421	1,594,203
Total Liabilities and Stockholders’ Equity	$31,018,241	$28,237,399

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$141,923	$141,555	$141,524
Capital contributions and other changes	146	368	31
Balance, end of period	$142,069	$141,923	$141,555
RETAINED EARNINGS
Balance, beginning of period	$1,452,280	$1,493,253	$1,418,492
Net income	125,672	73,427	185,752
Cumulative effect of adoption of accounting standard, net of taxes of $506 in 2007	–	–	809
Common dividends declared, $2.48, $5.72 and $5.59 per common share in 2009, 2008 and 2007, respectively	(49,600)	(114,400)	(111,800)
Balance, end of period	$1,528,352	$1,452,280	$1,493,253
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period	$–	$–	$809
Net change in unrealized gains on investment securities, net of taxes of $(506) in 2007 (Note 1)	–	–	(809)
Balance, end of period	$–	$–	$–
TOTAL STOCKHOLDERS’ EQUITY	$1,670,421	$1,594,203	$1,634,808

See accompanying Notes to Consolidated Financial Statements.

The Student Loan Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$125,672	$73,427	$185,752
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	10,338	12,285	14,429
Amortization of deferred loan origination and purchase costs	86,688	96,700	109,728
Accreted interest on residual interests	(69,177)	(65,510)	(59,177)
Provision for loan losses	140,852	140,895	59,920
Deferred tax benefit (provision)	28,391	(27,872)	13,237
Gains on loans sold and securitized	(45,989)	(3,794)	(111,858)
Gain on residual interest valuation	(19,564)	(326,039)	(2,733)
Loss (gain) on servicing asset valuation	31,547	(9,021)	15,668
Other changes in loans held for sale including loan origination and premium costs	(4,391,761)	(697,690)	(300,198)
Proceeds from loans sold and securitized	2,527,737	141,075	232,305
Cash received on residual interests in trading securitized assets	211,258	138,681	65,388
Change in accrued interest receivable	(80,067)	(55,097)	(187,984)
Restructuring and related charges	(381)	12,389	735
Change in other assets	499,342	(317,651)	(212,875)
Change in other liabilities	(425,747)	380,379	(3,697)
Other non-cash charges	13,626	15,962	–
Net cash used in operating activities	(1,357,235)	(490,881)	(181,360)

Cash flows from investing activities:
Change in loans	(1,498,145)	(5,214,719)	(5,084,958)
Change in loan origination and purchase costs	771	(127,209)	(232,674)
Proceeds from loans sold and securitized	515,276	1,973,207	4,474,616
Change in restricted cash and cash equivalents	(642,921)	(47,615)	–
Capital expenditures on equipment and computer software	(7,617)	(8,646)	(6,569)
Net cash used in investing activities	(1,632,636)	(3,424,982)	(849,585)

Cash flows from financing activities:
Net change in borrowings payable to principal stockholder with original maturities of three months or less	(4,686,200)	3,433,200	(4,963,800)
Proceeds from other short-term borrowings	4,309,862	4,021,812	4,250,000
Repayments of other short-term borrowings	(6,256,387)	(3,008,601)	(1,250,000)
Proceeds from long-term borrowings	15,639,570	8,082,620	7,100,000
Repayments of long-term borrowings	(5,949,971)	(8,498,198)	(4,000,000)
Dividends paid to stockholders	(49,600)	(114,400)	(111,800)
Net cash provided by financing activities	3,007,274	3,916,433	1,024,400

Net increase (decrease) in cash	17,403	570	(6,545)
Cash - beginning of period	595	25	6,570
Cash - end of period	$17,998	$595	$25

Supplemental disclosure:
Cash paid for:
Interest	$584,588	$905,666	$1,168,513
Income taxes, net	$53,772	$52,779	$176,049

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Background

The accompanying Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries: SLC Student Loan Receivables I, Inc., SLC Conduit I LLC and the trusts the Company has formed for its on-balance sheet securitization transactions.  SLC Student Loan Receivables I, Inc. is a special-purpose entity formed in 2001 for the purpose of acquiring student loans originated or acquired by the Company and transferring such loans to, and depositing the student loans in, securitization trusts. SLC Conduit I LLC is a limited liability company formed in 2009 for the purpose of acquiring Federal Family Education Loan (FFEL) Program loans originated or acquired by the Company and issuing funding notes to the Department sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit).  Educational Loan Center, Inc., a former subsidiary of the Company, was dissolved on June 30, 2008.  All intercompany balances and transactions have been eliminated.

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

Certain amounts in the prior years’ financial statements and notes have been reclassified to conform to the current year’s presentation.

See Note 3 for an understanding of changes to certain previously reported amounts resulting from the correction of immaterial errors.

Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued then authoritative Statement of Financial Accounting Standards (SFAS) No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (SFAS 168), now authoritative under FASB Accounting Standards CodificationTM (Codification or ASC) ASC 105-10.  This established the ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting guidance. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in the future could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in credit losses and expenses in excess of established reserves in the allowance for loan losses and decreases in the fair value of retained interests in its securitized loans in the form of subordinated residual interests (i.e., interest-only strips), servicing rights and, in certain cases, subordinated notes issued by the trusts (collectively, retained interests).

Subsequent Events

The Company has evaluated subsequent events through February 26, 2010, which is the date its Consolidated Financial Statements were issued.

Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold and securitized, if any, are recognized as they are earned.  Interest income includes special allowance payments (SAP) from and excess interest payments to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs and deferred financing costs in accordance with ASC 310-20. Deferred premiums and origination costs on the Company’s loan portfolio and deferred financing costs are amortized using the interest method and recognized as yield adjustments to net interest income.

Loans

The Company has a portfolio of student loans originated under the FFEL Program authorized by the U.S. Department of Education (the Department) under the Higher Education Act, which are insured by guaranty agencies (guarantors). The Company recognizes student loan interest income as it is earned.  SAP from and excess interest payments to the federal government, if any, are recognized as yield adjustments to interest income.

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

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering credit risk insurance coverage obtained from third parties on certain loans, the impact of any risk-sharing agreements with certain schools and counterparty risk ratings. Estimated losses are calculated using historical delinquency and credit loss experience adjusted for aging of the portfolio, market conditions and other factors impacting the portfolio that are not captured by historical trends.  These factors include, among other things, internal policy changes, regulatory changes and general economic conditions affecting borrowers, private insurers, risk sharers, and higher education institution clients.  Losses that are probable and estimable are expensed currently which increases the provision for loan losses.  Actual losses are charged against the reserve as they occur, and subsequent recoveries are credited back to the reserve.

The Company ceases to accrue interest income on a student loan when one of the following events occurs: (1) a FFEL Program loan loses its guarantee, (2) an insured private education loan reaches 150 days of delinquency or (3) an uninsured private education loan reaches 90 days of delinquency.  Accrual of interest is resumed if the loan guarantee is reinstated or when principal and interest become current again.  Interest received on non-accruing loans is recorded directly into interest income. The Company immediately writes off the loan balance corresponding to the unguaranteed portion of FFEL Program loans at the end of the month in which the loan is at least 270 days delinquent and the uninsured portion of private education loans at the end of the month in which the loan is at least 120 days delinquent.  The Company also writes off the loan balances for loans in which the guarantee claim is not received for FFEL Program and private education loans after 450 days and 240 days of delinquency, respectively.  When loans or portions of loans are written off, the Company reduces interest income for the amounts of accrued, uncollected interest and unamortized deferred premiums and origination costs.

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

Transfer of Student Loans through Sale or Securitization

Whole Loan Sales

The Company accounts for its whole loan sales in accordance with the provisions of ASC 860-10-40. In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to pledge or exchange the assets transferred. In addition, the sale accounting rules of ASC 860-10-40-5 requires the Company to relinquish effective control over the loans sold as of the sale date.

Loans Securitized

The Company uses two distinct methods of accounting for its securitizations.  Certain of the Company’s securitizations currently meet the qualifications of ASC 860-10-40-5 to be accounted for as a sale.  The qualifications are that the assets transferred are legally isolated from the Company, even in the event of a bankruptcy; that the holders of the beneficial interests are not constrained from pledging or exchanging their interests; and that the transferor does not maintain effective control over the transferred assets.  The Company uses a two-step structure with a qualifying special purpose entity (QSPE) to obtain legal isolation.  For the Company’s securitizations which are currently accounted for as a sale, referred to as off-balance sheet securitizations, the transferred assets are removed from the consolidated balance sheet and a gain or loss is recognized.  The Company’s securitizations that fail to meet the accounting requirements for a sale in accordance with ASC 860-10-40-5 are accounted for as secured borrowings and the transferred assets are consolidated in the Company’s financial statements.  These transactions are referred to as on-balance sheet securitizations.  See Note 2 for accounting changes which will affect how the Company accounts for its off-balance sheet securitization entities as well as future securitization transactions effecitive January 1, 2010.

The Company’s on-balance sheet securitization transactions are collateralized by certain of its student loans, which are recorded in Federally insured student loans and Private education loans, and by accrued interest on the student loans and restricted cash and cash equivalents, which are recorded in Other assets on the Consolidated Balance Sheets.

Historically, the Company’s off-balance sheet securitizations have resulted in gains and losses recognized at the time of securitization which are reported in Gains on loans securitized.  These securitization gains and losses represent the difference between the cost basis of the assets sold and the fair value of the assets received, including, as applicable, cash and retained interests.  Retained interests in off-balance sheet securitization trusts are in the form of residual interests, servicing assets, and retained notes.  All of the Company’s retained interests are recorded at fair value in accordance with GAAP.  Unrealized gains and losses on retained interests are reported in Fee and other income. Accreted interest on residual interests is reported in Interest income.  The Company estimates the fair value of the residual interests and servicing assets using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

Cash is received from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

Additional information on the Company's securitization activities may be found in Note 15.

Loans Financed through Department of Education Programs

The Company has funded certain of its FFEL Program loans through the Conduit.  The funding received from the Conduit is accounted for as secured borrowings and the student loans pledged as collateral are recorded in Federally insured student loans on the Company’s Consolidated Balance Sheets.  See Notes 6 and 15 for additional information regarding the Conduit.

The Company also obtains short-term debt financing for new FFEL Program Stafford and PLUS loan originations through the Department’s Loan Participation Purchase Program (the Participation Program).  The borrowings through the Participation Program are collateralized by the funded FFEL Program Stafford and PLUS loans which are recorded in Loans held for sale on the Company’s Consolidated Balance Sheet.  Loans funded under the Participation Program are either sold to the Department pursuant to the Department’s Loan Purchase Commitment Program (the Purchase Program) or refinanced prior to the Participation Program’s expiration.  Additional information pertaining to the Company’s borrowings through the Participation Program can be found in Note 6.

Loans Held for Sale

Loans held for sale are loans that the Company plans to include in off-balance sheet securitization or sale transactions, including loans that the Company originates in anticipation of sale under the Purchase Program.  Management continually assesses its future securitization and loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale and securitization requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value evaluated on an aggregate basis.  During 2009, loans held for sale were composed of loans to be sold to the Department under the Purchase Program, which provides for a purchase price that is higher than the carrying value of the loans.  During 2009 and 2008, the cost of certain loans held for sale exceeded fair value.  Accordingly, the Company recorded lower of cost or fair value write downs on these loans held for sale of $2.2 million and $34.7 million for the years ended December 31, 2009 and December 31, 2008, respectively. The write downs related to loans that were transferred from loans held for sale back into the operating loan portfolio during the respective periods.

Changes in the Company’s loans held for sale are presented in the table below:

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$1,072,316	$337,790
Origination and purchases	4,613,839	720,465
Transfers into loans held for sale	–	2,418,695
Transfers back into the operating loan portfolio	(55,601)	(2,208,644)
Loan sales	(2,997,024)	(138,543)
Fair value write down of loans held for sale	(2,185)	(34,672)
Other (1)	(222,078)	(22,775)
Balance at end of period	$2,409,267	$1,072,316

(1)	Amount includes borrower principal payments and loan consolidations.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents amounts related to the Company’s secured borrowings. This cash must be used to make payments related to the secured borrowings and is classified as a component of Other assets. Amounts on deposit in these accounts represent reserve accounts or are the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

Derivatives

The Company currently has one cross-currency swap that is intended to manage its exposure to foreign currency exchange rate fluctuations on its Euro denominated secured borrowing. The Company historically had derivative financial instruments including interest rate swaps and floor options which were intended to economically hedge the interest rate risk inherent in its residual interests and servicing assets in off-balance sheet securitizations.  The Company closed out of these positions during the fourth quarter of 2009 in anticipation of accounting changes effective January 1, 2010, which will result in the consolidation of the Company’s previously unconsolidated securitizations and the elimination of the related retained interests.  The Company’s derivative instruments do not qualify for hedge accounting under ASC 815 and are carried at fair value in Other assets and Other liabilities with changes in fair value recorded currently in Fee and other income.

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

Earnings Per Share

Basic earnings per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. In 2009, 2008 and 2007, the Company had no securities or other contracts to issue Company common stock that could result in dilution.

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

Deferred income tax assets and liabilities are recorded for the future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns based upon enacted tax laws and rates.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Since all of the Company’s deferred tax assets are expected to be realized, the Company does not maintain a valuation allowance for these assets, in accordance with ASC 740.

ASC 740 sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions, using a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. ASC 740 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.

Accounting Changes

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

Subsequent Events

In May 2009, the FASB issued then authoritative SFAS No. 165, Subsequent Events (SFAS 165), now authoritative under ASC 855-10.  The accounting standard established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The accounting standard was effective for interim or annual financial periods ending after June 15, 2009.

Measurement of Fair Value in Inactive Markets

In April 2009, the FASB issued then authoritative FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now ASC 820-10-35. The change in accounting guidance reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption of the change in accounting guidance had no effect on the Company’s Consolidated Financial Statements.

Determining Fair Value in Inactive Markets

In October 2008, the FASB issued then authoritative FSP FAS 157-3, Determining Fair Value of Financial Assets When the Market for That Asset is Not Active, now ASC 820-10-35.  The FSP clarifies that companies can use internal assumptions to determine the fair value of a financial asset when markets are inactive, and do not necessarily have to rely on broker quotes. This also confirms a joint statement by the FASB and the SEC in which they stated that companies can use internal assumptions when relevant market information does not exist and provides an example of how to determine the fair value for a financial asset in a non-active market. The FASB emphasized that the FSP is not new guidance, but rather clarifies the principles in ASC 820, Fair Value Measurements and Disclosures. The adoption of the change in accounting guidance had no effect on the Company’s Consolidated Financial Statements.

Additional Disclosures for Derivative Instruments

On January 1, 2009, the Company adopted then authoritative SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133, now ASC 815-10-50.  The change in accounting guidance required enhanced disclosures about derivative instruments and hedged items that are accounted for under ASC 815 and related interpretations.  No comparative information for periods prior to the effective date is required.  See Note 13 for disclosures related to the Company’s hedging activities and derivative instruments.  The change in accounting guidance had no impact on how the Company accounts for these instruments.

Fair Value Measurements

As of January 1, 2007, the Company elected to early-adopt SFAS No. 157, Fair Value Measurements (SFAS 157), now authoritative under ASC 820. ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.

2.  FUTURE APPLICATION OF ACCOUNTING STANDARDS

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued then authoritative SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), now authoritative under ASC 860, which eliminates QSPEs from the guidance in ASC 860.  This change will have a significant impact on the Company’s Consolidated Financial Statements as the Company will lose sale treatment for assets previously sold to QSPEs, as well as for certain future sales.  SFAS 166 is effective for the Company on January 1, 2010.

Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), now authoritative under ASC 810-10, which details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). First, former QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has power combined with potentially significant benefits and losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be reevaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.

As a result of implementing these changes in GAAP, the Company expects to be required to consolidate VIEs and former QSPEs with which it has involvement on January 1, 2010. The Company will consolidate all of the VIEs and former QSPEs by initially measuring the assets and liabilities of the VIEs and former QSPEs at their carrying values (the amounts at which the assets and liabilities would have been carried in the Consolidated Financial Statements, if the Company had always consolidated these VIEs and former QSPEs).

The Company expects that the adoption of these accounting standards updates and the associated reconsolidation of its off-balance sheet securitization trusts will result in a net increase in its assets and liabilities of approximately $13.6 billion and $14.0 billion, respectively.  The $13.6 billion of assets reflects the reconsolidation of $14.6 billion of loan assets, deferred origination and premium costs and other trust assets, less the elimination of previously recognized retained interests.

In addition, the cumulative effect of adopting these new accounting standards updates as of January 1, 2010, based on financial information as of December 31, 2009, has resulted in an estimated aggregate after tax charge to retained earnings of approximately $0.4 billion, reflecting a pretax charge of approximately $0.6 billion primarily related to the establishment of deferred origination costs and loan loss reserves and the reversal of retained interests held and a decrease in related deferred tax liabilities of approximately $0.2 billion.

Additional Disclosures Regarding Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosure of the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

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

	Year Ended December 31, 2008		Year Ended December 31, 2007
(Dollars in thousands)	As Reported	As Corrected	As Reported	As Corrected
Income Taxes	$40,714	$43,242	$114,677	$111,252
Net Income	74,806	73,427	182,691	185,752
Basic and Diluted Earnings Per Share	$3.74	$3.67	$9.13	$9.29

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

The Company’s FFEL Program loan portfolio expands through disbursements of new FFEL Program loans as well as secondary market and other loan procurement activity.  Purchases may include FFEL Program loans purchased through third-party purchase agreements.  These agreements obligate the Company to purchase eligible loans offered for sale and/or originated by the other party.  The contractual premium on the loans purchased under these contracts varies from agreement to agreement.

The Company’s private education loans portfolio contains loans originated through alternative programs.  These loans are generally for students who either seek additional financial assistance beyond that available through the government programs and other sources or do not qualify for federal government sponsored student loan programs.  Private education loans are generally offered based on the borrower’s or co-signer’s creditworthiness.  Private education loans are prime or London Interbank Offered Rate (LIBOR) rate-based with provisions similar to the FFEL Program, such as deferment of both principal and interest payments while the student is in school.

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

The Company’s loans are summarized by program type as follows:

	December 31,
(Dollars in thousands)	2009	2008

Federal Stafford Loans	$10,414,533	$10,188,076
Federal Consolidation Loans	5,864,695	6,312,535
Federal SLS/PLUS/HEAL Loans	1,669,478	1,564,051
Private education loans	7,432,471	5,861,545
Total student loans held, excluding deferred costs	25,381,177	23,926,207
Deferred origination and premium costs	548,083	635,449
Student Loans held	25,929,260	24,561,656
Less: allowance for loan losses	(149,098)	(110,329)
Student Loans held, net	25,780,162	24,451,327
Loans held for sale, excluding deferred costs	2,381,026	1,058,953
Deferred origination and premium costs	28,241	13,363
Loans held for sale	2,409,267	1,072,316
Other loans and lines of credit	5,616	9,016
Total loan assets	$28,195,045	$25,532,659

Certain of the Company’s student loans have been pledged as collateral against its secured borrowings, including $15.7 billion of FFEL Program loans and $2.0 billion of private education loans.  In addition, the Company’s loans held for sale have been pledged as collateral against secured borrowings with the Department.  See Note 6 for additional information.

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

As of December 31, 2009, the Company receives reimbursement on substantially all FFEL Program loan claims at a rate of 97% or 98%, depending on the origination date of the loan.  FFEL Program loan claims are subject to rejection by the guarantor in the event of loan servicing or origination defects. If servicing or origination defects are identified, the claimed loan is rejected and returned to the Company for remedial loan servicing.  During the remedial servicing period, usually lasting several months, interest income is not accrued.  The loans in remediation were not material at both December 31, 2009 and 2008. If the guarantee on the rejected claim cannot be reinstated, the defaulted loan is written off against the allowance for loan losses, generally, within four months of the claim rejection. Guarantor claim payments on loans with minor servicing defects are subject to interest penalty deductions that are charged directly against current period interest income.

The following tables provide details of loans, excluding allowance for loan losses and deferred origination and premium costs, by type of guaranty or risk-sharing agreement:

	December 31,
(Dollars in thousands)	2009	%	2008	%

Federal Loan Guarantors
New York State Higher Education Services Corporation	$5,666,453	20	$5,545,464	22
EdFund	4,166,747	15	4,020,974	16
United Student Aid Funds	2,160,860	8	2,039,040	8
American Student Assistance	1,904,759	7	1,887,695	8
Texas Guaranteed Student Loan Corporation	1,673,498	6	1,198,959	5
Great Lakes Higher Education	1,208,439	4	911,416	4
Education Credit Management Corporation	909,362	3	692,280	3
Other federal loan guarantors	2,636,559	10	2,822,925	11
Total federally guaranteed	20,326,677	73	19,118,753	77
Private education loan insurers	4,408,479	16	4,541,439	18
Total guaranteed/insured	24,735,156	89	23,660,192	95
Other unguaranteed/uninsured (1)	3,027,047	11	1,333,984	5
Total loans	$27,762,203	100	$24,994,176	100

(1)	Primarily includes uninsured CitiAssist loans

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

From 2003 through 2007, UGCIC/NHIC insured the Company for maximum portfolio losses ranging from 12.5% to 13.5% over the life of the loans.  The Company is exposed to 100% of losses that exceed these thresholds.  While these losses are not currently forecast to exceed these thresholds, if deterioration in market conditions continues, or if unanticipated regulatory changes are required that adversely affect private education loan performance, losses could be higher than expected.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  If parameters are exceeded in 2010, payments would be required beginning in 2011.  The Company ceased insuring new CitiAssist Standard loans in January 2008.

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

The allowance for loan losses provides a reserve for estimated risk-sharing and other credit losses on FFEL Program and CitiAssist loans. Changes in the Company’s allowance for loan losses are as follows:

(Dollars in thousands)	2009	2008	2007

Balance at beginning of year	$110,329	$42,115	$14,197
Provision for loan losses	140,852	140,895	59,920
Charge offs	(116,199)	(80,618)	(36,045)
Recoveries	14,116	10,578	5,697
Other (1)	-	(2,641)	(1,654)
Balance at end of year	$149,098	$110,329	$42,115

(1)	Represents reserve amounts associated with loans securitized.

At December 31, 2009 the Company had $0.7 million of FFEL Program loans and $40.8 million of private education loans that ceased accruing interest as compared to $1.2 million of FFEL Program loans and $31.7 million of private education loans at December 31, 2008.  The Company also had $770.7 million of FFEL Program loans and $20.9 million of private education loans that were 90 days delinquent or greater and were still accruing interest at December 31, 2009 as compared to $631.6 million of FFEL Program loans and $10.0 million of private education loans at December 31, 2008.

5.  OTHER ASSETS

Other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008
Accrued interest receivable:
from student loan borrowers	$889,461	$798,113
from federal government	1,607	12,889
Restricted cash and cash equivalents	690,536	47,615
Servicing asset from securitization activity	176,587	208,133
Income taxes receivable	114,077	101,721
Deferred financing fees	39,667	4,136
Equipment and computer software (1)	24,745	27,457
Retained notes from securitization activities	19,750	66,487
Collateral on derivatives with CBNA	-	387,498
Derivative agreements with CBNA	-	91,559
Other	28,477	15,730
Total other assets	$1,984,907	$1,761,338

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $67.0 million and $59.1 million at December 31, 2009 and 2008, respectively.

Depreciation and software amortization expense totaled $10.3 million, $12.3 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Included in equipment and computer software are capitalized internally developed software costs of $23.9 million and $25.4 million at December 31, 2009 and 2008, respectively.  During the years ended December 31, 2009 and 2008, the Company capitalized $7.6 million and $7.7 million in costs related to software development, respectively.  The Company did not have any significant disposals of equipment and computer software during the year ended December 31, 2009.  The Company disposed of equipment and computer software with a net book value of $3.5 million during the year ended December 31, 2008, of which $2.9 million is included in Other expenses and $0.6 million is included in Restructuring and related charges.

At December 31 2009, restricted cash and cash equivalents increased by $642.9 million and deferred financing fees increased by $35.5 million from December 31, 2008.  These increases reflect the additional cash reserves required and deferred financing fees on secured borrowings from the Conduit and the four securitization transactions completed during 2009.

Historically, the majority of the Company’s derivative financial instruments were interest rate swaps and floor options with CBNA, which were intended to economically hedge the interest rate risk inherent in its retained interests in its off-balance sheet securitizations.  The terms of the derivative agreements with CBNA required that the Company maintain collateral on these derivative instruments.  The Company closed out of these interest rate swap and floor option derivative positions during the fourth quarter of 2009 in anticipation of accounting changes effective January 1, 2010, which will result in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged. As a result of closing out of these derivatives, the Company no longer maintains collateral that was previously required on these derivatives with CBNA.  For further information on the Company’s derivative agreements, see Note 13.

During 2009, the Company sold retained subordinated notes from its June 2008 securitization.  The 70% decrease in the retained notes at December 31, 2009 compared to December 31, 2008 primarily reflects the sale.

6.  SHORT- AND LONG-TERM BORROWINGS

The following table summarizes the Company’s total borrowings:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Ending Balance	Contracted Weighted Average Interest Rate	Ending Balance	Contracted Weighted Average Interest Rate
Unsecured borrowings:
Short-term borrowings, payable to principal stockholder	$5,131,000	2.08%	$12,654,200	2.55%
Long-term borrowings, payable to principal stockholder	4,391,000	2.79%	10,102,000	4.30%
Total unsecured borrowings	$9,522,000		$22,756,200

Secured borrowings:
Short-term secured borrowings	$2,066,686	0.79%	$1,002,211	3.37%
Long-term secured borrowings from on-balance sheet securitizations	6,812,894	2.26%	1,727,744	3.22%
Long-term secured borrowings from the Conduit	10,187,082	0.63%	–	–
Total secured borrowings	$19,066,662		$2,729,955
Total Borrowings:	$28,588,662		$25,486,155

During December 2009, the Company entered into an amendment (the Extension) of its Omnibus Credit Agreement with CBNA, which was originally set to expire on December 31, 2009.  The Extension changed the expiration date of the Omnibus Credit Agreement from December 31, 2009 to January 31, 2010.  In addition, the Extension lowered the maximum aggregate credit available under the Omnibus Credit Agreement from $30.0 billion to $10.5 billion, effective January 1, 2010.

On January 29, 2010, the Company entered into an Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement and is effective as of January 1, 2010.  The Company’s unsecured borrowings at December 31, 2009 and December 31, 2008 represent borrowings outstanding under the terms of Original Omnibus Credit Agreement.

The Amended and Restated Omnibus Credit Agreement provides $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date. The cost of borrowing for overnight funding is based on the higher of the overnight federal funds target or overnight LIBOR, while the total cost of funding for other tranches is determined as follows:

	Interest Rate, based on one-month LIBOR plus	Fee on Undrawn Balance
FFEL Program Loans.................	75 basis points	30 basis points
Private Education Loans...........	450 basis points	200 basis points
Illiquid Assets............................	400 basis points on the first $600 million of funding and 655 basis points for supplemental funding (up to $1.1 billion in aggregate)	100 basis points

The Amended and Restated Omnibus Credit Agreement also requires (1) a pledge of most of the Company’s financial assets to secure the Company’s obligations; (2) a $57 million upfront commitment fee; and (3) a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default. CBNA’s consent is required for the release of pledged collateral for whole loan sales, securitizations, and participation in government funding programs, with the exception of the Conduit, the Participation Program and the Purchase Program, and certain specified potential securitizations in the first quarter of 2010.

The $9.5 billion of borrowings outstanding under the Original Omnibus Credit Agreement as of December 31, 2009 will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The borrowings outstanding under the Original Omnibus Credit Agreement are also subject to the representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default contained in the Amended and Restated Omnibus Agreement.

At December 31, 2009, $3.0 billion of the Company’s outstanding unsecured borrowings under the original Omnibus Credit Agreement and the Company’s secured borrowings from the TALF securitization included derivatives embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in ASC 815 and, therefore, do not require bifurcation.

Secured borrowings increased by $16.3 billion from December 31, 2008 to December 31, 2009 from the completion of four on-balance sheet securitizations, funding obtained from the Conduit and a net increase in short-term secured borrowings from the Department under the Participation Program of $1.1 billion.  Proceeds from these long-term secured borrowings were primarily used to pay down short- and long-term unsecured borrowings.  Of the secured borrowings at December 31, 2009 and December 31, 2008, $0.2 billion is denominated in Euros and an additional $0.1 billion of notes remains available for issuance.  At December 31, 2009, the total authorized long-term secured borrowings of $17.0 billion were collateralized by $15.7 billion of FFEL Program loans and $2.0 billion of private education loans.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.

See Note 15 for additional information regarding collateralized assets and associated liabilities related to the Company’s long-term secured borrowing.

The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at a cost based on market rates, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are currently not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans.  The commercial paper issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the commercial paper issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient commercial paper to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, based on first disbursement date and certain other loan criteria.  If the Company were to sell the pledged loans to the Department, this would likely result in a significant loss to the Company.

Short-Term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The Company expects that each of the unsecured short-term borrowings will be refinanced with new borrowings. At December 31, 2009, all of the short-term borrowings had variable interest rates.  The Company’s short-term secured borrowings increased by $1.1 billion at December 31, 2009 compared to December 31, 2008.  This reflects new loans originated under the Participation Program during 2009 net of the sale of FFEL Program loans to the Department under the Purchase Program.  At December 31, 2009 the total short-term secured borrowings of $2.1 billion were collateralized by $2.3 billion of FFEL Program Stafford and PLUS loans included in the Company’s held for sale portfolio.

Long-Term Borrowings

	December 31,
(Dollars in thousands)	2009	2008

Secured borrowings related to the Conduit, based on LIBOR (note rate of 0.63% at December 31, 2009), due no later than January 2014	$10,187,082	$–
Secured borrowings entered into during February 2009, based on LIBOR (note rates ranged from 2.02% to 2.77% at December 31, 2009), due May 2016 – May 2024	515,063	–
Secured borrowing entered into during July 2009, based on LIBOR (note rate of 1.92% at December 31, 2009), due August 2043	1,882,905	–
Secured borrowing entered into during August 2009, based on prime (note rate of 4.75% at December 31, 2009), due June 2033	1,394,606	–
Secured borrowing entered into during December 2009, based on LIBOR (note rate of 1.00% at December 31, 2009), due December 2043	1,432,000	–
Secured borrowing entered into during 2008, based on LIBOR (note rates ranged from 0.85% to 1.88% at December 31, 2009), due March 2013 – March 2038	1,588,320	1,727,744
CBNA Notes, based on LIBOR (note rates ranged from 2.01% to 2.80% at December 31, 2009), due August 2010 - April 2012	4,652,000	5,389,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 2.90% at December 31, 2009), due July 2010	2,000,000	2,000,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 2.82% at December 31, 2009), due July 2015	1,000,000	1,000,000
CBNA Notes, based on prime rate, (note rate of 2.86% at December 31, 2009), due April 2013	850,000	850,000
CBNA Notes, fixed rate (note rate of 5.39% at December 31, 2009), due September 2016	100,000	100,000
CBNA Notes, based on LIBOR (note rate 0.96% at December 31, 2008), matured December 2009	–	2,000,000
CBNA Notes, based on LIBOR or strike rate, whichever is higher (note rate of 4.73% at December 31, 2008), matured January 2009	–	1,300,000
CBNA Notes, based on prime rate, (note rate of 2.20% at December 31, 2008), repaid December 2009	–	1,500,000
Less: portion of long-term borrowings due within one year	(4,211,000)	(4,037,000)
Total long-term borrowings	$21,390,976	$11,829,744

Interest due on secured borrowings from the Company’s on-balance sheet securitizations is variable based on either three-month LIBOR or prime plus a fixed premium.  Interest due on secured borrowings from the Conduit is variable based on the rate at which the Conduit is able to issue CP, plus fixed costs associated with the Conduit.  All of the Company’s unsecured borrowings that are based upon LIBOR or prime rates are variable borrowings in which the interest rate resets every one to three months depending on the specific terms of each borrowing.

At December 31, 2009, aggregate annual maturities on long-term debt obligations (based on final maturity dates) were as follows:  $1.6 billion in 2011, $0.9 billion in 2012, $0.9 billion in 2013, $10.2 billion in 2014, $1.0 billion in 2015, and $6.8 billion thereafter.

7.  OTHER LIABILITIES

Other liabilities are summarized as follows:
	December 31,
(Dollars in thousands)	2009	2008

Net interest owed to the government	$173,475	$24,796
Interest payable	63,898	151,382
Liability from derivative agreements on foreign currency translation	17,381	24,935
Restructuring reserve	28	5,048
Liability from derivative agreements with CBNA (Note 13)	–	463,628
Accounts payable and other liabilities	93,830	105,097
Total other liabilities	$348,612	$774,886

During the fourth quarter of 2009, the Company closed out of its derivative agreements with CBNA which hedged the Company’s retained interests.  This was done in anticipation of  accounting changes effective January 1, 2010 which will eliminate the Company’s retained interests.

8.  FEE AND OTHER INCOME

A summary of fee and other income follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net gains from securitization retained interests and related derivatives (Note 15)	$143,305	$126,058	$21,353
Other origination and servicing fees from CBNA (Note 10)	6,108	7,406	7,271
Late fees	5,200	2,016	6,063
Fair value write down on loans held for sale	(2,185)	(34,672)	–
Mark-to-market gains (losses) on foreign currency swap net of translation (losses) gains	1,643	(1,790)	–
Other income	1,420	2,179	1,614
Total fee and other income	$155,491	$101,197	$36,301

9.  OTHER EXPENSES

A summary of other expenses follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Servicing, professional, and other fees	$70,585	$73,265	$63,507
Data processing and communications	13,375	12,261	13,072
Depreciation and amortization	10,338	12,285	15,205
Stationery, supplies and postage	4,477	6,429	6,040
Premises	2,177	2,650	3,005
Advertising and marketing	1,366	3,907	8,635
Travel and entertainment	300	1,004	2,042
Disposal of equipment and computer software	8	2,849	–
Other	3,472	3,114	6,013
Total other expenses	$106,098	$117,764	$117,519

10.  RELATED PARTY TRANSACTIONS

CBNA, an indirect wholly owned subsidiary of Citigroup, owns 80% of the outstanding common stock of the Company.  Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include an Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), National Association.  Management believes that the terms under which these transactions and services are provided are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable, yet possible in an economically rational manner through business divestitures, portfolio run-off and asset sales. The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Revenue
Interest income	$431	$2,550	$1,525
Interest expense	(337,062)	(825,886)	(1,175,159)
Fee and other income (loss) :
Derivative valuation gain (loss)	72,796	(270,370)	(32,961)
Other origination and servicing fees	6,108	7,576	7,271
Operating Expenses
Salaries and employee benefits:
Employee benefits and administration	$6,618	$9,123	$11,041
Stock-based compensation	899	2,766	2,345
Other expenses:
Servicing, professional and other fees	64,112	62,327	50,890
Data processing and communications	8,327	7,022	6,699
Premises	2,156	2,619	2,973
Other	2,977	6,143	2,651

CBNA Omnibus Credit Agreement

During December 2009, the Company entered into an amendment (the Extension) of its Omnibus Credit Agreement with CBNA, which was originally set to expire on December 31, 2009.  The Extension changed the expiration date of the Omnibus Credit Agreement from December 31, 2009 to January 31, 2010.  In addition, the Extension lowered the maximum aggregate credit available under the Omnibus Credit Agreement from $30.0 billion to $10.5 billion, effective January 1, 2010.

On January 29, 2010, the Company entered into an Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement and is effective as of January 1, 2010. For further information on the Amended and Restated Omnibus Credit Agreement, see Note 6.

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Original Omnibus Credit Agreement.  At December 31, 2009 the Company had outstanding short- and long-term unsecured borrowings with CBNA of $5.1 billion and $4.4 billion, respectively, and $12.7 billion and $10.1 billion, respectively, at December 31, 2008.   This agreement does not restrict the Company’s right to borrow from other sources.  Interest expense incurred under these borrowings, as reflected in the table above, has decreased by 59% for the year ended December 31, 2009 as compared to 2008.  For further information on the Company’s borrowings under the Omnibus Credit Agreement, see Note 6.

Interest Rate Swap and Option Agreements

Historically, the Company maintained interest rate derivative and option agreements with CBNA, an investment-grade counterparty.  The interest rate derivative agreements were used in an effort to manage the interest rate risk inherent in the retained interests in the Company’s off-balance sheet securitizations. The option agreements were designated as economic hedges to the floor income component of the residual interests.  The Company closed out of these derivative positions during the fourth quarter of 2009 in anticipation of accounting changes effective January 1, 2010, which result in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged.  As a result of closing out of these derivative agreements, the Company no longer maintains collateral, previously required on the derivatives with CBNA.  For further information pertaining to the collateral on the Company’s derivatives, see Notes 5 and 13.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $1.8 billion and $1.5 billion for the years ended December 31, 2009 and 2008, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $12.1 million and $9.9 million for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company was committed to purchase CitiAssist loans of $0.6 billion under this agreement.

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

CBNA Tax-sharing Agreement

The Company is included in the consolidated federal income tax return of Citigroup, as well as certain combined or unitary state/local income or franchise tax returns of Citigroup or its subsidiaries.  As such, the Company pays its income taxes through CBNA. The taxes recorded by the Company are based on an effective tax rate that approximates the tax expense that would be recognized if the Company were to file such income tax returns on a stand-alone basis.

Other Intercompany Arrangements

Citigroup and its subsidiaries engage in other transactions and servicing activities with the Company, including cash management, data processing, telecommunications, payroll processing and administration, facilities procurement, underwriting, and others.

Other information about intercompany transactions is available as follows:  for CitiAssist loans, see Note 4; for short- and long-term funding and interest rate swap transactions, see Notes 6 and 13; for employee benefit related transactions, see Note 11; and for income tax matters, see Notes 1, 5 and 12.

11.  EMPLOYEE BENEFITS

The Company’s employees are covered under various Citigroup benefit plans, including: medical and life insurance that covers active, retired and disabled employees; defined benefit pension; dental; defined contribution; salary continuance for disabled employees and workers compensation.  The Company pays Citigroup a fee for employee benefit costs. The benefit cost rate on salaries was 27% in 2009, 25% in 2008 and 27% in 2007.

Substantially all of the Company’s employees participate in Citigroup’s benefit plans.  Any pension obligation pertaining to these plans is a liability of Citigroup. The fringe rate included approximately $0.9 million for 2007, representing the Company’s defined benefit plan expense allocation.  The plan was eliminated during 2008 and there was no expense.  In 2009 and 2008 the fringe rate included approximately $1.7 million and $2.4 million of contributions made to the employee defined contribution plan, respectively.  These amounts are included with other employee benefit costs in Employee benefits and administration in the related party transactions table in Note 10.

12.  INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Current
Federal	$41,113	$63,961	$82,576
State	5,248	7,153	15,440
Total current	$46,361	$71,114	$98,016
Deferred
Federal	$25,580	$(24,443)	$11,150
State	2,811	(3,429)	2,086
Total deferred	28,391	(27,872)	13,236
Total income tax provision	$74,752	$43,242	$111,252

The Company's effective tax rate was 37.3%, 37.1% and 37.5% for the years ended December 31, 2009, 2008 and 2007, respectively. For further information regarding the Company’s correction of immaterial errors related to taxes, see Note 3.

The following table presents the actual income tax provisions computed at the federal statutory income tax rate of 35%:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Income taxes computed at federal statutory rate	$70,149	$40,834	$103,951
State tax provision, net of federal benefits	5,238	2,421	11,392
Other, net	(635)	(13)	(4,091)
Total income tax provision	$74,752	$43,242	$111,252

Deferred income taxes consist of the following:

	December 31,
(Dollars in thousands)	2009	2008

Deferred Tax Assets
Unrealized losses on derivative instruments	$55	$108,376
Allowance for loan losses	56,797	42,511
Other	6,080	3,007
Total deferred tax assets	$62,932	$153,894
Deferred Tax Liabilities
Deferred loan origination costs	$(164,331)	$(187,696)
Internally developed software costs	(8,975)	(9,460)
Gain on securitizations and other securitization related income/(loss)	(298,554)	(337,943)
Other	(1,618)	(950)
Total deferred tax liabilities	$(473,478)	$(536,049)
Net deferred tax liabilities	$(410,546)	$(382,155)

The following is a rollforward of the Company’s unrecognized tax benefits.

(Dollars in thousands)	2009	2008
Total unrecognized tax benefits at beginning of period	$7,696	$8,301
Net amount of increases for current year’s tax positions	317	189
Gross amount of increases for prior years’ tax positions	321	-
Gross amount of decreases for prior years’ tax positions	-	(794)
Total unrecognized tax benefits at end of period	$8,334	$7,696

The total amount of unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective tax rate is $3.7 million.

Interest and penalties related to unrecognized tax benefits, which are not included in the rollforward above, are a component of the provision for income taxes.

	Interest and Penalties
(Dollars in thousands)	Pretax	Net of Tax

Interest and penalties in the balance sheet at January 1, 2009	$1,514	$984
Interest and penalties in the 2009 statement of income	(129)	(84)
Interest and penalties in the balance sheet at December 31, 2009	$1,385	$900

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

Jurisdiction	Tax year
United States	1999
California	2000
New York	2005

13.  DERIVATIVE AGREEMENTS

The Company currently has one cross-currency swap that is intended to manage its exposure to foreign currency exchange rate fluctuations on its Euro denominated secured borrowing.  The swap matures at the earlier of the date at which the respective notes mature, the trust loan assets have been liquidated or 2032.

Historically, the Company maintained interest rate derivative and option agreements with CBNA, an investment-grade counterparty.  The interest rate derivative agreements were used in an effort to manage the interest rate risk inherent in the retained interests in the Company’s off-balance sheet securitizations. The option agreements were designated as economic hedges to the floor income component of the residual interests.  The Company closed out of these derivative positions during the fourth quarter of 2009 in anticipation of accounting changes effective January 1, 2010, which result in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged.  The Company no longer maintains collateral, previously required on the derivatives with CBNA.  For further information pertaining to the collateral on the Company’s derivatives, see Notes 5 and 10.

The Company’s derivative instruments do not qualify for hedge accounting under ASC 815.

The fair values of the Company’s derivatives are included in Other Assets and Other Liabilities, respectively, and are provided in the table below:

	December 31,
(Dollars in thousands)	2009			2008
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Other LIBOR Based Swaps	–	–	–	13,342,300	37,361	65,348
Interest Rate Floor Options	–	–	–	12,111,261	54,198	398,280
Foreign Currency Swap	232,050	–	17,381	232,050	–	24,935

Gains and losses on the Company’s derivatives are recorded in Fee and Other Income and are provided in the table below:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gains (losses) on LIBOR-Based Swaps	$ 58,022	$ (29,063)	$ 8,133
Gains (losses) on Interest Rate Floor Options	14,774	(241,307)	(41,094)
Gains (losses) on Foreign Currency Swap	7,553	(24,935)	–
Net gains (losses) on derivatives	$ 80,349	$(295,305)	$ (32,961)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (ASC 825-10)

The estimated fair value of the Company’s financial instruments is presented in the following table:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Total loan assets	$28,195,045	$25,383,302	$25,532,659	$21,398,064
Cash and restricted cash and cash equivalents	708,534	708,534	48,210	48,210
Accrued interest receivable	891,069	776,524	811,002	698,896
Residual interests in loans securitized	820,291	820,291	942,807	942,807
Collateral on Derivatives with CBNA	–	–	387,498	387,498
Derivative assets	–	–	91,559	91,559
Servicing assets	176,587	176,587	208,133	208,133
Retained notes from securitization sales	19,750	19,750	66,487	66,487
Financial Liabilities:
Short-term borrowings	$7,197,686	$7,219,301	$13,656,411	$13,594,320
Long-term borrowings	21,390,976	21,412,849	11,829,744	11,384,196
Derivative liabilities	17,381	17,381	488,563	488,563
Interest payable	63,898	63,898	151,382	151,382

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

Total Loans Assets

The fair value of loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates.  The carrying value is presented net of the allowance for loan losses.

Cash, Restricted Cash and Cash Equivalents and Accrued Interest Payable

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

Residual Interests in Loans Securitized, Servicing Assets and Retained Notes

The fair value of the residual interest in the loans securitized, servicing assets and retained notes (collectively, retained interests) were determined using a discounted cash flow model.  Retained interests from securitization are recorded at fair value in the Consolidated Financial Statements.  For more information on student loan securitizations, see Note 15.

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

15.  STUDENT LOAN SECURITIZATIONS

The Company maintains programs to securitize certain portfolios of student loan assets.   Under the Company’s securitization programs, transactions qualifying as sales under ASC 860-10-40-5 are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sells debt securities collateralized primarily by the student loan assets to outside investors.  For off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.

The Company also enters into similar securitization transactions that do not qualify for sale treatment and, accordingly, are accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.  The Company’s FFEL Program loans that are funded through the Conduit are funded indirectly through the sale of asset-backed commercial paper to private investors and are also accounted for as secured borrowings with the transferred assets remaining on-balance sheet.  See Notes 1 and 6 for additional details regarding the Conduit.

At December 31, 2009, the carrying amount of the funded assets through on-balance sheet securitizations and the Conduit was $19.2 billion of which $15.7 billion is included in Federally insured student loans, $2.0 billion is included in Private education loans, and the remainder is composed primarily of deferred origination and premium costs, accrued interest and restricted cash and cash equivalents.  The related liabilities of $17.1 billion at December 31, 2009, included $17.0 billion of Long-term secured borrowings while the remainder is included in Other liabilities.  The assets are restricted from being sold or pledged as collateral for other borrowings.  The cash flows from these restricted assets may be used only to pay down obligations of the trust.

Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support, but has never provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	FFEL Program	Private education	FFEL Program	Private education

Principal amounts	$11,830,320	$2,066,492	$12,809,596	$2,286,745
Retained interests	868,529	148,099	1,042,766	174,661

The following table summarizes the Company’s securitization activity:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Securitization sales:
Student loans securitized (1)	$–	$2,035,540	$2,876,812
Net proceeds from student loans securitized during the period	–	1,973,207	2,907,581
Realized gains on loans securitized	–	1,262	70,814

Securitization financings:
Student loans securitized (1)	$6,008,203	$1,993,213	$–
Student loans funded through the Conduit (1)	10,477,198	–	–
Total student loans funded through securitization financings (1)	$16,485,401	$1,993,213	$–

Net proceeds from student loans securitized (2)	$5,271,234	$1,798,638	$–
Net proceeds from student loans funded through the Conduit during the current period (2)	10,389,529	–	–
Total net proceeds from securitization financings (2)	$15,660,763	$1,798,638	$–

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.

(2)	Amounts represent proceeds of loans securitized or funded through the Conduit net of related financing costs.

The difference between student loans securitized or loans funded through the Conduit and net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs and notes not issued on the date of the securitization.

The following table reflects amounts received related to off-balance sheet securitization trusts:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash received from trusts for servicing	$77,769	$77,863	$64,868
Cash received from trusts on residual interests	211,257	138,681	65,388
Cash received from trusts on retained notes	1,986	2,400	–

During the years ended December 31, 2009, 2008 and 2007, the Company earned $77.2 million, $78.2 million and $67.3 million, respectively, of contractually specified servicing fees.  The Company also earned $1.8 million, $2.5 million and $0.1 million on retained notes for the years ended December 31, 2009, 2008 and 2007, respectively.

Changes in the Company’s servicing assets are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Balance at beginning of period	$208,133	$199,112	$169,234
Changes in fair value due to changes in inputs and assumptions	330	43,826	16,329
Other changes (1)	(31,876)	(34,805)	(31,997)
Student loan securitizations (2)	–	–	45,546
Balance at end of period	$176,587	$208,133	$199,112

(1)	Amounts represent the effects of cash received and the passage of time.

(2)	There is no servicing asset or liability associated with the off-balance sheet FFEL Program Stafford and PLUS loan securitization because the servicing fee approximated adequate compensation.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which are recorded in Fee and other income:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Gains related to residual interests	$19,564	$326,039	$2,733
Servicing revenue net of valuation gains and losses on servicing assets	45,769	87,173	51,606
Mark-to-market gains (losses) on derivatives	72,796	(270,370)	(32,961)
Realized and unrealized gains (losses) on retained notes	5,176	(16,784)	(25)
Net gains from securitization retained interests and related derivatives	$143,305	$126,058	$21,353

The Company utilizes discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty. The discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate is the sum of the risk-free rate and a risk premium which reflects the prevailing economic and market conditions at the balance sheet date.  During the year ended December 31, 2009, the Company decreased the risk premium on its FFEL Program loan trusts' residual interests by 75 basis points to reflect lower premiums recently experienced in the market on FFEL Program asset-backed securities transactions. The Company increased the risk premium of its private education loan residual interests during this same period by 200 basis points to reflect an increasing level of cash flow uncertainty and lack of liquidity in the private education loan asset-backed securities market.  The risk-free component of the discount rate on all of the Company’s residual interests increased by 149 basis points for the year ended December 31, 2009.

The Company has also lowered its future prepayment assumptions to reflect an overall slowdown in borrower prepayment activity. The impact of the change in the prepayment assumptions was a $27.2 million and $3.6 million mark-to-market gain on the Company’s residual interests and servicing assets, respectively, for the year ended December 31, 2009.

The Company also recognized a mark-to-market loss on its residual interests as a result of the change in the fair value of the floor income embedded in the residual interest cash flows.  During the year ended December 31, 2009, the mark-to-market loss on the floor income embedded in the Company’s residual interests was $75.7 million.

During 2009, the Company did not enter into an off-balance sheet securitization as compared to one during 2008.  The key assumptions used to value the residual interests and servicing assets of the trusts at the inception date of the securitization were as follows:

2008
Residual interest discount rates	10.64%
Constant prepayment rates	8.97%
Anticipated credit losses, net of insurance and guarantees	0.53%
Basis spread between LIBOR and CP rates	12 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.27%
On time payments	5.82%

The key assumptions used to value the residual interests of securitized trusts were as follows:

	December 31,
	2009	2008
Discount rates:
FFEL Program Consolidation Loans	11.10%	10.36%
FFEL Program Stafford and PLUS loan	11.10%	10.36%
Private education loans	16.85%	13.36%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.16% to 0.58%	0.77% to 1.10%
FFEL Program Stafford and PLUS loan	4.44%	6.54%
Private education loans	3.45%	8.88%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.27%	0.32%
FFEL Program Stafford and PLUS loan	0.57%	0.52%
Private education loans	0.90%	0.67%
Basis spread between LIBOR and CP rates	16 basis points	13 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.6% to 38.1%	2.3% to 40.2%
On time payments	0% to 34.5%	0% to 35.7%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:
	December 31,
	2009	2008
Discount rates:
FFEL Program Consolidation Loans	5.39%	3.90%
Private education loans	5.89%	4.40%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.16% to 0.58%	0.77% to 1.10%
Private education loans	3.45%	8.88%
Weighted average servicing margin	20 basis points	23 basis points

There is no servicing asset associated with the off-balance sheet FFEL Program Stafford and PLUS loan off-balance sheet securitization.

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

The effects of the key assumptions on the residual interests and servicing assets are presented below:

(Dollars in thousands)	Residual Interests	Servicing Assets
Fair value at December 31, 2009	$820,291	$176,587
Discount rate:
10% adverse change	(25,300)	(4,160)
20% adverse change	(48,433)	(8,147)
Constant prepayment rate:
10% adverse change	(3,117)	(748)
20% adverse change	(6,236)	(1,512)
Anticipated credit losses, net of insurance and guarantees:
10% adverse change	(4,146)	(765)
20% adverse change	(8,354)	(1,423)
Expected basis spread between LIBOR and Commercial Paper rate:
10% adverse change	(8,629)	–
20% adverse change	(17,257)	–
Borrower benefits – automated clearing house:
10% adverse change	(2,840)	–
20% adverse change	(5,711)	–
Borrower benefits – on time payments:
10% adverse change	(10,344)	–
20% adverse change	(20,711)	–
Servicing margin:
10% adverse change	–	(22,166)
20% adverse change	–	(44,115)

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

	December 31,
(Dollars in thousands)	2009	2008

Principal amounts	$13,896,812	$15,096,341
Delinquencies	553,463	658,538

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Credit losses, net of recoveries:	$12,697	$9,374	$6,661

16.  FAIR VALUE (ASC 860-50-35 and 50, ASC 820-10 AND ASC 825-10)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Assets
Residual interests in securitized loans	$–	$820,291	$–	$942,807
Other assets	–	196,337	91,559	274,620
Total Assets	$–	$1,016,628	$91,559	$1,217,427

Liabilities
Other liabilities	$17,381	$–	$488,563	$–

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

Retained Interests in Securitized Loans

The Company has classified its residual interests, servicing assets and retained notes in its off balance-sheet securitizations, included in Other assets as Level 3 instruments and utilizes discounted cash flow models to measure the fair value. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty.  The market for subordinated notes similar to those retained by the Company is not currently active.  During the first quarter of 2009, the Company changed the discount rate assumptions used in the retained note discounted cash flow model from ones based solely on non-binding broker quotes to ones that also consider other market indicators and are consistent with those used to determine the fair values of the Company’s residual interests and servicing assets.  All of the Company’s retained interests in off-balance sheet securitizations are recorded at fair value in the Consolidated Financial Statements.  For more information on loan securitizations, see Note 15.

The Company recorded $5.2 million of realized and unrealized gains as compared to a $16.8 million write-down associated with retained notes during the years ended December 31, 2009 and December 31, 2008, respectively.  These gains and losses are included in Fee and Other Income in the Consolidated Financial Statements.  For more information on loan securitizations, see Note 15.

The following table presents the changes in the Level 3 fair value category:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Residual interests in securitized loans:
Balance at beginning of period	$942,807	$633,074	$546,422
Total gains (realized/unrealized) included in earnings:
Interest income	69,177	65,510	59,177
Fee and other income	19,564	326,039	2,733
Purchases, issuances and settlements	(211,257)	(81,816)	24,742
Balance at end of period	$820,291	$942,807	$633,074

Unrealized gains relating to assets still held at the reporting date (1)	$19,564	$326,039	$2,733

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$274,620	$199,112	$169,234
Total gains (realized/unrealized) included in earnings:
Fee and other income	14,705	41,851	27,036
Transfers into Level 3	–	78,981	–
Purchases, sales, issuances and settlements	(92,988)	(45,324)	2,842
Balance at end of period	$196,337	$274,620	$199,112

Unrealized gains relating to assets still held at the reporting date (1)	$3,038	$31,332	$16,329

(1)
The difference between total gains (realized /unrealized) included in earnings and unrealized gains relating to assets still held at the reporting date represents accreted yield and realized gains from the sale of retained notes from the Company’s 2008 off-balance sheet securitization.

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

During the years ended December 31, 2009 and 2008, the cost of loans held for sale exceeded fair value.  The Company recorded lower of cost or fair value write downs on its loans held for sale of $2.2 million for the year ended December 31, 2009 as compared to $34.7 million for year ended December 31, 2008. The write downs related to loans that were transferred from loans held for sale back into the operating loan portfolio during the period.

At December 31, 2009, the fair value of loans held for sale exceeded the cost basis of $2.4 billion.

17.  COMMITMENTS AND CONTINGENCIES

The Company has obligations under several non-cancelable operating leases. Expenses related to those agreements totaled $1.7 million, $2.5 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Included in these amounts are lease expenses with CBNA for the Pittsford, New York facility of $1.6 million, $2.1 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  This amount is included in Premises in the related party transactions table in Note 10.  The Pittsford, New York facilities agreement expires in May 2014.

Future minimum lease payments at December 31, 2009 under agreements classified as operating leases with non-cancelable terms in excess of one year for the calendar years after December 31, 2009 are as follows:

(Dollars in thousands)	Minimum Lease Payments

2010	$1,711
2011	1,759
2012	1,738
2013	1,754
2014	752
Thereafter	–
Total	$7,714

At December 31, 2009, FFEL Program loans in the amount of $2.0 billion have been committed, but not disbursed.  In addition, the Company has forward purchase agreements, primarily with CBNA, that obligate the Company to purchase all loans offered for sale and/or originated by the other party. At December 31, 2009, the aggregate obligation under these commitments totaled $0.6 billion.

In addition, the Company provides lines of credit to certain institutions. Such lines are used by these organizations exclusively to disburse FFEL Program Loans which the Company will subsequently purchase. At December 31, 2009, these institutions had unused lines of credit of $13.4 million available to them.

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In the opinion of the Company’s management, the ultimate resolution of these proceedings would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

18.   RESTRUCTURING AND RELATED CHARGES

At December 31, 2009, the Company had a remaining restructuring reserve of less than $0.1 million included in Other liabilities, which decreased from $5.0 million at December 31, 2008.

During June 2009, the Company announced a restructuring which resulted in the reduction of 10 positions within the Company.  Full implementation of the June 2009 restructuring was completed during October 2009. Restructuring charges of $0.5 million related to this action were recorded in the second quarter.

During 2008, the Company announced two restructuring initiatives in an effort to prudently manage the business through the unprecedented market conditions and to strategically reposition its business to benefit from certain products, channels, and operational structure while strategically deploying capital resources.  As a result of the 2008 initiatives, the Company recorded restructuring and related charges of $12.4 million during 2008.  These charges consisted of severance related costs of $11.8 million and non-cash charges associated with the impairment of software assets totaling $0.6 million.  At December 31, 2009, all of the employees affected by the 2008 restructurings had been terminated.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First

2009
Net interest income	$74,574	$74,111	$70,884	$58,078
Provision for loan losses	(36,194)	(38,690)	(44,826)	(21,142)
Net interest income after provision for loan losses	38,380	35,421	26,058	36,936
Gains on loans sold and securitized	10,413	17,712	17,864	-
Fee and other income	49,147	68,535	30,851	6,958
Total operating expenses	(33,074)	(34,707)	(35,211)	(34,859)
Income taxes	(26,785)	(32,154)	(14,300)	(1,513)
Net income	$38,081	$54,807	$25,262	$7,522

Basic and diluted earnings per common share	$1.90	$2.74	$1.26	$0.38
Dividends declared per common share	$0.35	$0.35	$0.35	$1.43
Common stock price:
High	$52.18	$52.55	$55.55	$58.45
Low	$40.68	$36.37	$34.55	$24.61
Close (at quarter end)	$46.57	$46.40	$37.20	$43.44

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First

2008
Net interest income	$46,941	$83,521	$119,390	$81,447
Provision for loan losses	(22,965)	(46,791)	(45,827)	(25,312)
Net interest income after provision for loan losses	23,976	36,730	73,563	56,135
Gains on loans sold and securitized	24	194	2,121	1,455
Fee and other income (loss)	33,803	16,923	39,012	11,459
Total operating expenses	(37,715)	(44,855)	(51,935)	(44,221)
Income taxes	(7,780)	(3,553)	(23,164)	(8,745)
Net income	$12,308	$5,439	$39,597	$16,083

Basic and diluted earnings per common share	$0.62	$0.27	$1.98	$0.80
Dividends declared per common share	$1.43	$1.43	$1.43	$1.43
Common stock price:
High	$98.07	$126.15	$138.75	$126.00
Low	$20.82	$83.06	$90.50	$92.05
Close (at quarter end)	$41.00	$93.00	$98.08	$98.90

SECURITIES AND EXCHANGE COMMISSION INFORMATION

Form 10-K, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009, Commission File Number 1-11616.

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

The aggregate market value of the four million shares of voting stock held by non-affiliates of the Company as of the close of trading on June 30, 2009 was approximately $148.8 million.  As of February 23, 2010, there were 20 million shares of the Company’s common stock outstanding.

Certain information has been incorporated by reference, as described herein, into Part III of this annual report from the Company’s 2010 Proxy Statement.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

•	The Student Loan Corporation’s Restated Certificate of Incorporation
•	The Student Loan Corporation’s By-Laws, as amended
•	Material Contracts
•	Code of Ethics for Financial Professionals
•	Powers of Attorney of The Student Loan Corporation’s Directors Atal, Bailey, Doynow, Drake, Garside, Glover, Handler and Moseman.
•	Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002

A more detailed exhibit index has been filed with the Securities and Exchange Commission.  Stockholders may obtain copies of that index or any of the documents on that index by writing to: The Student Loan Corporation, Investor Relations, 750 Washington Boulevard, 9th Floor, Stamford, CT  06901 or on the Internet at www.studentloan.com.

Financial Statements filed for The Student Loan Corporation:

•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Balance Sheets as of December 31, 2009 and 2008
•	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

 10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2009 results.

Part I		Page

Item 1	Business	9, 46 - 53
Item 1A	Risk Factors	54 - 66
Item 1B	Unresolved Staff Comments	None
Item 2	Properties	52
Item 3	Legal Proceedings	53
Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	53, 114 - 115, 121 - 122
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6- 41
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	42 - 45
Item 8	Consolidated Financial Statements and Supplementary Data	70 - 115
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	67 - 69
Item 9 B	Other Information	None

Part III

Item 10	Directors, Executive Officers and Corporate Governance	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions, and Director Independence	*
Item 14	Principal Accounting Fees and Services	*

Part IV

Item 15	Exhibits, Financial Statement Schedules	117

	Availability of SEC Filings	121 - 122

*	The Student Loan Corporation’s 2010 Proxy Statement that responds to information required by Part III of Form 10-K is incorporated by reference into this Annual Report and Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Student Loan Corporation
(Registrant)

/s/ Joseph P. Guage
Joseph P. Guage
Interim Chief Financial Officer and Duly Authorized Officer (Principal Financial Officer)
February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

The Student Loan Corporation’s Principal Executive Officer, a Director and also as Attorney-in-Fact for the other directors listed below:

/s/ Michael J. Reardon
Michael J. Reardon
February 26, 2010

The Student Loan Corporation’s Principal Financial Officer, Principal Accounting Officer and also as Attorney-in-Fact for the other directors listed below:

/s/ Joseph P. Guage
Joseph P. Guage
February 26, 2010

The Directors of The Student Loan Corporation listed below executed powers of attorney appointing Michael J. Reardon and Joseph P. Guage their attorneys-in-fact, empowering both to sign this report on their behalf:

Vikram A. Atal	Rodman L. Drake	Dr. Evelyn E. Handler
James L. Bailey	Richard J. Garside	Loretta Moseman
Gina B. Doynow	Dr. Glenda B. Glover

DIRECTORS AND EXECUTIVE OFFICERS

Directors	Executive Officers

Vikram A. Atal Executive Vice President Citigroup	Michael J. Reardon Chief Executive Officer and President

James L. Bailey Retired Executive Vice President Citibank, N.A.	Joseph P. Guage Vice President and Chief Financial Officer, Controller and Chief Accounting Officer

Gina B. Doynow National Director North America Community Relations Citigroup	Christine Y. Homer Vice President, Secretary and General Counsel

Rodman L. Drake Managing Director CIP Management	Patricia A. Morris Vice President and Chief Risk Officer

Richard J. Garside Chief Operating Officer North American Operations and Technology Citigroup	John Vidovich Vice President and Executive Director of Sales

Dr. Glenda B. Glover Dean of the College of Business Jackson State University

Dr. Evelyn E. Handler Retired President of the University of New Hampshire President of Brandeis University

Loretta Moseman Global Business Treasurer Citigroup

Michael J. Reardon Chairman, Chief Executive Officer and President The Student Loan Corporation

STOCKHOLDER INFORMATION

Investor Relations

Electronic or paper copies of the Company’s Form 10-K, other financial information, and general information about The Student Loan Corporation may be obtained by writing to Investor Relations, The Student Loan Corporation, 750 Washington Boulevard, Stamford, CT 06901, or by telephone request to Bradley D. Svalberg, Director of Investor Relations, at 203-975-6320.  Investor relations information is also available on the Company’s website at http://www.studentloan.com by clicking on the “Investor Relations” page.

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

Customer Service

For information or inquiries regarding student loans, please call 1-800-STUDENT. Customers with Telecommunication Devices for the Deaf (TDD) may call 1-800-846-1298. College planning and financing information is also available at www.studentloan.com.

Annual Meeting

The Annual Meeting of Stockholders will be held at 8:30 a.m. on Thursday, May 13, 2010 in New York City.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078. Their toll free number is (877) 282-1169. They may also be contacted by e-mail from Computershare’s website at http://www-us.computershare.com.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “STU”.  During the year ended December 31, 2009, the Company did not repurchase any of its own common stock and did not make any sales of unregistered securities.  The number of holders of record of the common stock at January 29, 2009 was 33.  See quarterly information on the Company’s common stock on page 114.

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

10.2.12
Amendment No. 11, dated as of August 8, 2009, Non-Competition Agreement among the Company, Citibank, N.A. and Citigroup Inc, incorporated by reference to Exhibit 10.2.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 1-11616).

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

10.4.4
Amendment No. 4, dated as of February 27, 2009, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.4.4 to the Company’s 2008 Annual Report on Form 10-K (File No. 1-11616).

10.4.5
Amendment No. 5, dated as of December 22, 2009, to Omnibus Credit Agreement between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2009 (File No. 1-11616).

10.5	Facilities Occupancy, Management and Support Service Agreement, by and between the Company and Citicorp North America, Inc., dated as of November 1, 2006.

10.6
Amended and Restated Agreement for Education Loan Servicing among the Company, Citibank USA, N.A. and Citibank, N.A., dated as of January 1, 2008, and executed on May 5, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (File No. 1-11616).

10.6.1
Amendment No. 1, dated as of January 1, 2009 and executed as of February 24, 2009 to Amended and Restated Agreement For Education Loan Servicing, incorporated by reference to Exhibit 10.6.1 to the Company’s 2008 Annual Report on Form 10-K (File No. 1-11616).

10.7
Master Participation Agreement among the Company and the United States Department of Education, dated as of July 25, 2008, executed through the Adoption Agreement among the Company and the United States Department of Education, dated as of November 7, 2008. Incorporated by reference to Exhibit 10.7 to the Company’s 2008 Annual Report on Form 10-K (File No. 1-11616).

10.8
Adoption Agreement among the Company and the United States Department of Education, dated as of November 7, 2008, incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K (File No. 1-11616).

10.9
Individual Indemnity Agreement among the Company and the directors, executive officers and treasurer of the Company, dated January 29, 2009, incorporated by reference to Exhibit 10.9 to the Company’s 2008 Annual Report on Form 10-K (File No. 1-11616).

10.10
Amendment and Restated Omnibus Credit Agreement, dated as of January 29, 2010, between the Company and CBNA (as successor to CNYS), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2009 (File No. 1-11616).

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s 2002 Annual Report on Form 10-K (File No. 1-11616).

24.1*	Powers of Attorney of The Student Loan Corporation’s Directors Atal, Bailey, Doynow, Drake, Garside, Glover, Handler and Moseman.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith