Form 10-Q
period 2010-03-31
STUDENT LOAN CORP
filed 2010-05-10
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On May 3, 2010, there were 20,000,000 shares of The Student Loan Corporation’s Common Stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2010 and 2009	2

		Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2010 and 2009	4

		Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 24

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 – 43

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4 -	Controls and Procedures	44

Part II	Other Information

	Item 1A-	Risk Factors	45 – 47

	Item 6 -	Exhibits	47

Signature			48

Exhibit Index			49

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
NET INTEREST INCOME
Interest income	$256,821	$204,196
Interest expense	(171,848)	(146,118)
Net interest income	84,973	58,078
Provision for loan losses	(43,890)	(21,142)
Net interest income after provision for loan losses	41,083	36,936

OTHER INCOME
Fee and other income	585	6,958
Total other income	585	6,958

OPERATING EXPENSES
Salaries and employee benefits	7,945	8,978
Write-off of funding commitment fee to principal stockholder	7,500	–
Other expenses	25,889	25,881
Total operating expenses	41,334	34,859

Income before income taxes	334	9,035
Provision for income taxes	(125)	1,513
NET INCOME	$459	$7,522

DIVIDENDS DECLARED AND PAID	$7,000	$28,600

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.38
(based on 20,000,000 average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.35	$1.43

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Federally insured student loans	$29,153,764	$17,948,706
Private education loans	9,909,604	7,432,471
Deferred origination and premium costs	748,606	548,083
Allowance for loan losses	(173,245)	(149,098)
Student loans, net	39,638,729	25,780,162
Loans held for sale	4,293,521	2,409,267
Cash	448,516	17,998
Residual interests in securitized loans	–	820,291
Other assets	2,569,323	1,990,523
Total Assets	$46,950,089	$31,018,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings, payable to principal stockholder	$4,211,000	$5,131,000
Short-term secured borrowings, payable to the Department of Education	4,034,044	2,066,686
Long-term borrowings, payable to principal stockholder	4,391,000	4,391,000
Long-term secured borrowings	32,464,971	16,999,976
Deferred income taxes	170,976	410,546
Other liabilities	377,655	348,612
Total liabilities	45,649,646	29,347,820
Stockholders’ Equity
Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	142,540	141,869
Retained earnings	1,157,703	1,528,352
Total stockholders' equity	1,300,443	1,670,421
Total Liabilities and Stockholders' Equity	$46,950,089	$31,018,241

The table below presents the carrying amounts of certain assets and liabilities of the Company’s consolidated variable interest entities (VIEs) which are included in the Consolidated Balance Sheet above.  The assets in the table below include only those assets that can be used to settle obligations of the consolidated VIEs.  The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  The liabilities also exclude amounts for which creditors have recourse to the general credit of the Company.
CONSOLIDATED VIEs	March 31,
2010
(Unaudited)
ASSETS
Federally insured student loans	$27,391,883
Private education loans	5,922,500
Deferred origination and premium costs	594,946
Allowance for loan losses	(103,413)
Other assets(1)	2,130,319

LIABILITIES
Long-term secured borrowings	$32,464,971
Other liabilities	173,516
(1)	Amount primarily represents restricted cash and cash equivalents of $1.2 billion and accrued interest receivable of $0.8 billion

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$142,069	$141,923
Capital contributions and other changes	671	10
Balance, end of period	$142,740	$141,933

RETAINED EARNINGS
Balance, beginning of period	$1,528,352	$1,452,280
Net income	459	7,522
Cumulative effect of adoption of accounting standard, net of taxes of $218.4 million	(364,108)	–
Common dividends declared, $0.35 and $1.43 per common share for the three months ended March 31, 2010 and 2009, respectively	(7,000)	(28,600)
Balance, end of period	$1,157,703	$1,431,202

TOTAL STOCKHOLDERS' EQUITY	$1,300,443	$1,573,135

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$459	$7,522
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	2,707	2,571
Amortization of deferred loan origination and purchase costs	33,173	22,087
Provision for loan losses	43,890	21,142
Deferred tax provision	(20,457)	(15,455)
Other changes in loans held for sale including loan origination and purchase costs	(1,885,585)	(1,088,000)
Change in accrued interest receivable	(77,056)	(31,255)
Proceeds from loans sold	–	6
Accreted interest on residual interests	–	(17,792)
Loss on residual interest valuation	–	65,659
Loss on servicing asset valuation	–	7,335
Cash received on residual interests in trading securitized assets	–	53,859
Change in other assets	35,113	119,286
Change in other liabilities	26,836	(74,622)
Other non-cash charges	13,278	(9,039)

Net cash used in operating activities	$(1,827,642)	$(936,696)

Cash flows from investing activities:
Change in loans	$186,432	$(665,366)
Change in loan origination and purchase costs	14,221	(11,390)
Change in restricted cash and cash equivalents	(228,682)	(13,916)
Capital expenditures on equipment and computer software	(1,474)	(1,820)

Net cash used in investing activities	$(29,503)	$(692,492)

Cash flows from financing activities:
Net change in borrowings payable to principal stockholder with original maturities of three months or less	$(920,000)	$4,103,000
Proceeds from other short-term borrowings	2,055,176	1,137,126
Repayments of other short-term borrowings	(144,818)	(2,790,242)
Proceeds from long-term borrowings	2,002,334	546,126
Repayments of long-term borrowings	(698,029)	(1,338,043)
Dividends paid to stockholders	(7,000)	(28,600)

Net cash provided by financing activities	$2,287,663	$1,629,367

Net increase in cash	$430,518	$179
Cash - beginning of period	17,998	595

Cash - end of period	$448,516	$774

Supplemental disclosure:
Cash paid for:
Interest	$150,299	$212,903
Income taxes, net	$242	$8,251
See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, SLC Student Loan Receivables I, Inc, SLC Conduit I LLC and its consolidated securitization trusts that are Variable Interest Entities (VIE’s) and for which the Company is the primary beneficiary.  SLC Student Loan Receivables I, Inc. is a special-purpose entity formed in 2001 for the purpose of acquiring student loans originated or acquired by the Company and transferring such loans to, and depositing such loans in, securitization trusts. SLC Conduit I LLC is a limited liability company formed in 2009 for the purpose of acquiring Federal Family Education Loan (FFEL) Program loans originated or acquired by the Company and issuing funding notes to the U.S. Department of Education (the Department) sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit).  All intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three months ended March 31, 2010 may not be indicative of the results for the full year ending December 31, 2010. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2009 Annual Report on Form 10-K.

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

See Note 2 for an understanding of changes to certain previously reported amounts resulting from the correction of immaterial errors.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in the future could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in credit losses and expenses in excess of established reserves in the Allowance for loan losses.

               Revenue Recognition

Revenues, which include net interest income, fees and gains on loans sold, if any, are recognized as they are earned.  Interest income includes special allowance payments (SAP) from and excess interest payments to the federal government as prescribed under the Higher Education Act of 1965, as amended (the Higher Education Act), and is net of amortization of premiums and origination costs. The Company accounts for premiums and origination costs in accordance with Accounting Standards Codification (ASC) 310-20. Deferred premiums and origination costs on the Company’s loan portfolio are amortized using the interest method and recognized as yield adjustments to net interest income.

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

Allowance for Loan Losses

The Company has an allowance for loan losses that provides a reserve for estimated losses on: (1) the portion of the FFEL Program loan portfolio that is subject to the risk-sharing provisions of the Higher Education Act and (2) the private education loan portfolio, after considering the credit risk insurance coverage obtained from third parties on certain loans, the impact of any risk-sharing agreements with certain schools and counterparty risk ratings. Estimated losses are calculated using historical delinquency and credit loss experience adjusted for aging of the portfolio, market conditions and other factors impacting the portfolio that are not captured by historical trends.  These factors include, among other things, internal policy changes, regulatory changes and general economic conditions affecting borrowers, private insurers, risk sharers, and higher education institution clients.  Losses that are probable and estimable are expensed currently which increases the provision for loan losses.  Actual losses are charged against the reserve as they occur, and subsequent recoveries are credited back to the reserve.

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

Loans Securitized

Prior to January 1, 2010, the Company used two distinct methods of accounting for its securitizations.  Certain of the Company’s securitizations met the qualifications of ASC 860-10-40-5 to be accounted for as a sale.  The qualifications were that the assets transferred were legally isolated from the Company, even in the event of a bankruptcy; that the holders of the beneficial interests were not constrained from pledging or exchanging their interests; and that the transferor did not maintain effective control over the transferred assets.  The Company used a two-step structure with a qualifying special purpose entity (QSPE) to obtain legal isolation.  For the Company’s securitizations which were accounted for as a sale, referred to as off-balance sheet securitizations, the transferred assets were removed from the consolidated balance sheet and a gain or loss was recognized.  The Company’s securitizations that failed to meet the accounting requirements for a sale in accordance with ASC 860-10-40-5, referred to as on-balance sheet securitizations, were accounted for as secured borrowings and the transferred assets were consolidated in the Company’s financial statements.

As a result of changes in accounting standards effective January 1, 2010, the Company consolidated all of its former QSPE’s. In addition, all of the Company’s future securitization transactions are likely to be accounted for as secured borrowings and consolidated in the Company’s financial statements. For additional information, see Accounting Changes below.

The Company’s on-balance sheet securitization transactions are collateralized by certain of its student loans, which are recorded in Federally insured student loans and Private education loans, and by accrued interest on the student loans and restricted cash and cash equivalents, which are recorded in Other assets on the Consolidated Balance Sheets.

Historically, the Company’s off-balance sheet securitizations have resulted in gains and losses recognized at the time of securitization which were reported in Gains on loans securitized. These securitization gains and losses represent the difference between the cost basis of the assets sold and the fair value of the assets received, including, as applicable, cash and retained interests. Retained interests in off-balance sheet securitization trusts were in the form of residual interests, servicing assets, and retained notes.  All of the Company’s retained interests were recorded at fair value in accordance with GAAP.  Unrealized gains and losses on retained interests were reported in Fee and other income. Accreted interest on residual interests was reported in Interest income.  The Company estimated the fair value of the residual interests and servicing assets using an income approach by determining the present value of expected future cash flows using modeling techniques that incorporated management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

The Company receives cash from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

Additional information on the Company's securitization activities may be found in Note 8.

Loans Financed through Department of Education Programs

The Company has funded certain of its FFEL Program loans through the Conduit.  The funding received from the Conduit is accounted for as secured borrowings and the student loans pledged as collateral are recorded in Federally insured student loans on the Company’s Consolidated Balance Sheets.  See Note 5 for additional information regarding the Conduit.

The Company also obtains debt financing through the Department’s Loan Participation Purchase Program (the Participation Program).  The borrowings through the Participation Program are collateralized by FFEL Program Stafford and PLUS loans which are recorded in Loans held for sale on the Company’s Consolidated Balance Sheet.  Loans funded under the Participation Program are either sold to the Department pursuant to the Department’s Loan Purchase Commitment Program (the Purchase Program) or refinanced prior to the Participation Program’s expiration.  Additional information pertaining to the Company’s borrowings through the Participation Program can be found in Note 5.

Loans Held for Sale

Loans held for sale are loans that the Company plans to sell under the Purchase Program. Management continually assesses its future loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  During 2010 and 2009, loans held for sale were composed of loans to be sold to the Department under the Purchase Program, which provides for a purchase price that is higher than the carrying value of the loans.  For the three months ended March 31, 2010 and 2009, the fair value of loans held for sale exceeded cost and no write down was necessary.

Changes in the Company’s loans held for sale are presented in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$2,409,267	$1,072,316
Originations and purchases	2,024,010	1,165,172
Transfers back into the operating loan portfolio	(1,331)	(3,812)
Loan sales	–	(6)
Other (1)	(138,425)	(77,172)
Balance at end of period	$4,293,521	$2,156,498

(1)	Amounts include, among other things, borrower principal payments and loan cancellations.

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

Derivatives

The Company currently has one cross-currency swap and one interest rate swap.  The cross-currency swap is intended to manage the Company’s exposure to foreign currency exchange rate fluctuations on its Euro denominated secured borrowing.  The Company’s interest rate swap is intended to hedge the Company’s exposure resulting from fluctuations between prime and London Interbank Offered Rate (LIBOR) on certain of its private education loans that have been securitized.

The Company historically had derivative financial instruments including interest rate swaps and floor options which were intended to economically hedge the interest rate risk inherent in its residual interests and servicing assets in off-balance sheet securitizations.  The Company closed out of these positions during the fourth quarter of 2009 in anticipation of changes in accounting standards effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated securitizations and the elimination of the related retained interests.  The Company’s derivative instruments do not qualify for hedge accounting under ASC 815 and are carried at fair value in Other assets and Other liabilities with changes in fair value recorded currently in Fee and other income.

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

Accounting Changes

Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU clarifies that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. However, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective for the Company for the quarter ended March 31, 2010.

Additional Disclosures Regarding Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 11.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166, now incorporated into ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167, now incorporated into ASC Topic 810). The Company adopted both standards on January 1, 2010 and has elected to apply both standards prospectively. Accordingly, prior periods have not been restated.

SFAS 166 eliminated QSPEs. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a VIE should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The party that has “power” has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred.

Based on the qualitative analysis performed, the Company has determined that it is the primary beneficiary of all of its previously off-balance sheet securitizations because the Company was determined to be the variable interest holder with the power to most significantly influence the economic performance of the trusts. In addition, through its residual interest, the Company was determined to have the obligation to absorb losses and the right to receive benefits of the VIE that could potentially be significant to the VIE. This resulted in the consolidation of all of the Company’s previously off-balance sheet securitizations on January 1, 2010. The Company consolidated all of the former QSPEs by initially measuring the assets and liabilities of the former QSPEs at their carrying values (the amounts at which the assets and liabilities would have been carried in the Consolidated Financial Statements if the Company had always consolidated these former QSPEs).

The consolidation of the Company’s previously unconsolidated securitization trusts on January 1, 2010 had the following impact on the Company’s Consolidated Balance Sheet:

January 1,
(Dollars in thousands)	2010
(Unaudited)
Assets:
Federally insured student loans	$11,825,513
Private education loans	2,064,716
Deferred origination and premium costs	247,902
Allowance for loan losses	(6,987)
Student loans, net	14,131,144
Residual interest in securitized loans	(820,291)
Other assets	274,666
Total Assets	$13,585,519

Liabilities and Stockholders’ Equity:
Long-term secured borrowings	$14,165,862
Deferred income taxes	(219,113)
Other liabilities	2,878
Total Liabilities	13,949,627
Retained earnings	(364,108)
Total Liabilities and Stockholders' Equity	$13,585,519

2.     CORRECTION OF IMMATERIAL ERRORS

The Company previously identified certain errors in the tax provision and related accounts from prior periods.  The errors primarily related to accounting for state and local income taxes, deferred tax amounts for loan securitizations, and accounting for uncertain tax positions.  Certain of these errors were recorded as out of period immaterial adjustments in prior periods.  The Company assessed the materiality of these errors and concluded that they are immaterial to amounts reported in prior period financial statements.  The correction of these immaterial amounts will continue to be reflected in the Company’s current and future Exchange Act reports.  The impact of the correction on the Company’s previously reported Consolidated Statements of Income is provided below.

	Three Months Ended March 31, 2009
(Dollars in thousands)	As Reported	As Corrected
Income Taxes	$1,507	$1,513
Net Income	7,528	7,522
Basic and Diluted Earnings Per Share	$0.38	$0.38

3.      STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Federal Stafford Loans	$11,496,774	$10,414,533
Federal Consolidation Loans	15,904,297	5,864,695
Federal SLS/PLUS/HEAL Loans	1,752,693	1,669,478
Private education loans	9,909,604	7,432,471
Total student loans held, excluding deferred costs	39,063,368	25,381,177
Deferred origination and premium costs	748,606	548,083
Student loans held	39,811,974	25,929,260
Less: allowance for loan losses	(173,245)	(149,098)
Student loans held, net	39,638,729	25,780,162
Loans held for sale, excluding deferred costs	4,245,158	2,381,026
Deferred origination and premium costs	48,363	28,241
Loans held for sale	4,293,521	2,409,267
Other loans and lines of credit (1)	1,808	5,616
Total loan assets	$43,934,058	$28,195,045

(1)	Recorded in Other Assets and included in Other in Note 4.

4.OTHER ASSETS

Other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Accrued interest receivable:
from student loan borrowers	$1,106,855	$889,461
from federal government	5,602	1,607
Restricted cash and cash equivalents	1,207,877	690,536
Deferred financing fees	106,509	39,667
Income taxes receivable	96,496	114,077
Equipment and computer software (1)	23,512	24,745
Servicing asset from securitization activity	–	176,587
Retained notes from securitization activities	–	19,750
Other	22,472	34,093
Total other assets	$2,569,323	$1,990,523

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $69.8 million and $67.0 million at March 31, 2010 and December 31, 2009, respectively.

5.	SHORT- AND LONG-TERM BORROWINGS

              The following table summarizes the Company’s total borrowings:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Interest Rates	Ending Balance	Ending Balance
Unsecured borrowings:
Short-term borrowings, payable to principal stockholder	1.99% to 2.90%	$4,211,000	$5,131,000
Long-term borrowings, payable to principal stockholder	2.38% to 5.39%	4,391,000	4,391,000
Total unsecured borrowings		$8,602,000	$9,522,000

Secured borrowings:
Short-term secured borrowings	0.71%	$4,034,044	$2,066,686
Senior notes on long-term secured borrowings from on-balance sheet securitizations(1)	0.25% to 4.75%	21,247,215	6,812,894
Subordinated notes on long-term secured borrowings from on-balance sheet securitizations(1)	0.45% to 2.01%	790,900	–
Long-term secured borrowings from the Conduit(2)	0.56%	10,426,856	10,187,082
Total secured borrowings		$36,499,015	$19,066,662
Total Borrowings:		$45,101,015	$28,588,662

(1)	Interest due on secured borrowings from the Company’s on-balance sheet securitizations is variable based on either 3-Month LIBOR, 1-Month LIBOR or prime plus a fixed premium.

(2)
Interest due on secured borrowings from the Conduit is variable based on the rate at which the Conduit is able to issue the 90-day Commercial Paper rate as published by the Department (CP), plus fixed costs associated with the Conduit.

The Company’s Amended and Restated Omnibus Credit Agreement as executed provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $5.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.  At March 31, 2010, the Company did not have any new borrowings outstanding under the Amended and Restated Omnibus Credit Agreement.

The $8.6 billion of borrowings outstanding at March 31, 2010 under the terms of the Omnibus Credit Agreement dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement) will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The borrowings outstanding under the Original Omnibus Credit Agreement are also subject to the representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default contained in the Amended and Restated Omnibus Credit Agreement.

At March 31, 2010, $3.0 billion of the Company’s outstanding unsecured borrowings under the Original Omnibus Credit Agreement and $2.2 billion of the Company’s secured borrowings from certain of its private education loan securitizations included derivatives embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in ASC 815 and, therefore, do not require bifurcation.

Secured borrowings increased by $17.4 billion at March 31, 2010 from December 31, 2009 primarily due to changes in accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts.  This increased secured borrowings by $14.2 billion.  The Company also completed two securitizations, which contributed $1.5 billion, obtained an additional $0.5 billion of funding from the Conduit and had a net increase in short-term secured borrowings from the Department under the Participation Program of $2.0 billion.  Proceeds from the long-term secured borrowings were primarily used to pay down short- and long-term unsecured borrowings.  Of the secured borrowings at March 31, 2010 and December 31, 2009, $0.2 billion is denominated in Euros and an additional $0.1 billion of notes remains available for issuance.  At March 31, 2010, the total authorized long-term secured borrowings of $32.5 billion were collateralized by $27.4 billion of FFEL Program loans and $5.9 billion of private education loans.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.  The secured borrowings related to the Company’s on-balance sheet securitizations mature from March 2013 through February 2045.  Secured borrowings related to the Conduit will mature before the expiration of the Conduit Program in January 2014.

See the Consolidated Balance Sheet for additional information regarding collateralized assets related to the Company’s long-term secured borrowings.

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

6.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Late fees	$4,902	$1,684
Net mark-to-market loss on interest rate derivative	(4,340)	–
(Losses) gains on foreign currency translation net of mark-to-market (losses) gains on foreign currency swap	(821)	2,251
Other origination and servicing fees from CBNA	524	2,148
Net gains from securitization retained interests and related derivatives	–	527
Other income	320	348
Total fee and other income	$585	$6,958

7.	RELATED PARTY TRANSACTIONS

CBNA, an indirect wholly owned subsidiary of Citigroup, owns 80% of the outstanding common stock of the Company.  Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include the Amended and Restated Omnibus Credit Agreement, entered into on January 29, 2010 (Amended and Restated Omnibus Credit Agreement), a tax-sharing agreement and student loan originations and servicing agreements.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), National Association.  Management believes that the terms under which these transactions and services are provided are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-off and asset sales. The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to its ownership in the Company.

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Income:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Revenues:
Interest income	$40	$150
Interest expense	86,718	116,874
Fee and other (loss) income:
Derivative valuation (loss) gain	(267)	53,578
Other origination and servicing fees	524	2,148

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$1,551	$1,696
Stock-based compensation	315	(17)
Other expenses
Servicing, professional and other fees paid	14,963	15,822
Data processing and communications	2,449	1,959
Premises	525	555
Write-off of funding commitment fee	7,500	–
Other	848	649

Funding Agreements

On January 29, 2010, the Company entered into an Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement and is effective as of January 1, 2010.  The Company’s unsecured borrowings at December 31, 2009 represent borrowings outstanding under the terms of Original Omnibus Credit Agreement.  The Amended and Restated Omnibus Credit Agreement, as executed, provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $5.6 billion. The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Original Omnibus Credit Agreement.  At March 31, 2010 the Company had outstanding short- and long-term unsecured borrowings with CBNA of $4.2 billion and $4.4 billion, respectively, and $5.1 billion and $4.4 billion, respectively, at December 31, 2009.

When the Amended and Restated Omnibus Credit Agreement was executed, the Company paid an upfront funding commitment fee of $57 million to secure the funding commitment.  For the three months ended March 31, 2010, the Company recognized amortization of the upfront funding commitment fee of $14.2 million, which is included in Interest expense.  The Company also recorded a $7.5 million write down of the upfront funding commitment fee in conjunction with the loan commitment reduction, which is included as a component of Operating expense. Under this agreement, CBNA also charges a monthly fee on the undrawn balance, for which the Company recognized $14.9 million for the three months ended March 31, 2010 in Interest expense.

For further information on the Company’s borrowings with CBNA, see Note 5.

Interest Rate Swap and Option Agreements

Historically, the Company maintained interest rate derivative and option agreements with CBNA, an investment-grade counterparty.  The interest rate derivative agreements were used in an effort to manage the interest rate risk inherent in the retained interests in the Company’s off-balance sheet securitizations. The option agreements were designated as economic hedges to the floor income component of the residual interests.  The Company closed out of these derivative positions during the fourth quarter of 2009 in anticipation of changes in accounting standards effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged.

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.6 billion and $0.1 billion for the three months ended March 31, 2010 and 2009, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $3.8 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the Company was committed to purchase CitiAssist loans of $0.2 billion.

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

8.	STUDENT LOAN SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

The Company maintains programs to securitize certain portfolios of student loan assets.  Prior to January 1, 2010, the Company’s securitization transactions qualifying as sales under ASC 860-10-40-5 were off-balance sheet transactions in which the loans were removed from the Consolidated Financial Statements of the Company and sold to an independent trust. In order to pay for the loan assets, the trust sold debt securities, collateralized primarily by the student loan assets, to outside investors.  For off-balance sheet securitizations, the Company generally retained interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.

The Company also entered into similar securitization transactions that did not qualify for sale treatment and, accordingly, were accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.  The Company’s FFEL Program loans that are funded through the Conduit are funded indirectly through the sale of asset-backed commercial paper to private investors and are also accounted for as secured borrowings with the transferred assets remaining on-balance sheet.  See Notes 1 and 5 for additional details regarding the Conduit.

As a result of changes in accounting standards effective January 1, 2010, the Company has consolidated all of its previously off-balance sheet securitization transactions.  In addition, all of the Company’s future securitization transactions will likely be accounted for as secured borrowings and consolidated in the Company’s financial statements.  For additional information about the changes in accounting standards and the impact of the consolidation on the Company’s Consolidated Balance Sheet, see Accounting Changes in Note 1.

For an understanding of the carrying amount of assets pledged as collateral for secured borrowings through securitizations and the related liabilities at March 31, 2010, refer to the table included on the Consolidated Balance Sheet.  The assets of the Company’s consolidated VIE’s are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trust.

Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support, but has never provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the Company’s securitization activity:
	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Securitization financings:
Student loans securitized (1)	$1,899,710	$587,285
Student loans funded through the Conduit (1)	547,541	–
Total student loans funded through securitization financings (1)	$2,447,251	$587,285

Net proceeds from student loans securitized (2)	$1,459,441	$546,126
Net proceeds from student loans funded through the Conduit during the current period (2)	533,632	–
Total net proceeds from securitization financings(2)	$1,993,073	$546,126
(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.
(2)	Amounts represent net proceeds from loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans securitized or loans funded through the Conduit and net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations at December 31, 2009:
	December 31, 2009
(Dollars in thousands)	FFEL Program Loans	Private Education Loans

Principal amounts	$11,830,320	$2,066,492
Retained interests	868,529	148,099

The following table reflects amounts received from previously off-balance sheet securitization trusts:

Three Months Ended
March 31,
(Dollars in thousands)	2009
Cash received for servicing	$20,066
Cash received on residual interests	53,859
Cash received on retained notes	781

During the three months ended March 31, 2009, the Company earned $19.9 million of contractually specified servicing fees and $0.7 million of interest on retained notes.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$176,587	$208,133
Changes in fair value due to changes in inputs and assumptions		1,212
Other changes (1)	(176,587)	(8,547)
Balance at end of period	$–	$200,798
(1)
 Amount for the three months ended March 31, 2010 represents the elimination of residual interests and servicing assets as the Company consolidated previously off-balance sheet securitization trusts as a result of changes in accounting standards. Amount for the three months ended March 31, 2009 represents the effects of excess servicing income received and the passage of time.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which are recorded in Fee and other income:

Three Months Ended March 31,
(Dollars in thousands)	2009
Losses related to residual interests	$(65,659)
Servicing revenue net of valuation gains and losses on servicing assets	12,608
Mark-to-market gains on derivatives	53,578
Net gains from securitization retained interests and related derivatives	$527

The Company utilized discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models require management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty. The discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates are key assumptions utilized to measure the fair value of these retained interests. The Company’s discount rate was the sum of a risk-free rate and a risk premium, which reflected the prevailing economic and market conditions at the balance sheet date.

The key assumptions used to value the residual interests of securitized trusts were as follows:

December 31, 2009
Discount rates:
FFEL Program Consolidation Loans	11.10%
FFEL Program Stafford and PLUS loan	11.10%
Private education loans	16.85%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.16% to 0.58%
FFEL Program Stafford and PLUS loan	4.44%
Private education loans	3.45%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.27%
FFEL Program Stafford and PLUS loan	0.57%
Private education loans	0.90%
Basis spread between LIBOR and CP rates	16 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.6% to 38.1%
On time payments	0% to 34.5%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

December 31, 2009
Discount rates:
FFEL Program Consolidation Loans	5.39%
Private education loans	5.89%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.16% to 0.58%
Private education loans	3.45%
Weighted average servicing margin	20 basis points

There was no servicing asset associated with the FFEL Program Stafford and PLUS loan securitization.

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	December 31, 2009
Principal amounts	$13,896,812
Delinquencies	553,463

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:
Three Months Ended
(Dollars in thousands)	March 31, 2009
Credit losses, net of recoveries:	$2,778

9.	DERIVATIVE AGREEMENTS

The Company currently has one cross-currency swap and one interest rate swap.  The cross-currency swap is intended to manage the Company’s exposure to foreign currency exchange rate fluctuations on its Euro denominated secured borrowing and matures at the earlier of the date at which the respective notes mature, the trust loan assets have been liquidated or 2032.  The Company’s interest rate swap relates to one of the Company’s securitization trusts that was consolidated as a result of changes in accounting standards and was included within the Company’s financial statements beginning in the first quarter of 2010.  The interest rate swap is intended to hedge the trusts’ risk resulting from fluctuations between prime and LIBOR and matures in 2017.

Historically, the Company maintained interest rate derivative and option agreements with CBNA, an investment-grade counterparty.  The interest rate derivative agreements were used in an effort to manage the interest rate risk inherent in the retained interests in the Company’s off-balance sheet securitizations. The option agreements were designated as economic hedges to the floor income component of the residual interests.  The Company closed out of these derivative positions during the fourth quarter of 2009 in anticipation of changes in accounting standards effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated securitizations and elimination of the related retained interests being hedged.

The Company’s derivative instruments do not qualify for hedge accounting under ASC 815.

The fair values of the Company’s derivatives are included in Other Assets and Other Liabilities, respectively, and are provided in the table below:

	March 31, 2010			December 31, 2009
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Prime-LIBOR swap	$1,949,837	$12,972	$–	$–	$–	$–
Foreign currency swap	232,050	–	30,368	232,050	–	17,381

Gains and losses on the Company’s derivatives are recorded in Fee and Other Income and are provided in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Losses on foreign currency swap	$(12,986)	$(7,349)
Losses on prime-LIBOR swap	(4,340)	–
Gains on LIBOR-based swaps	–	6,569
Gains on interest rate floor options	–	47,009
Net (losses) gains on derivatives	$(17,326)	$46,229

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS (ASC 825-10)

The estimated fair value of the Company’s financial instruments is presented in the following table:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Federally insured student loans	$33,943,364	$33,540,001	$20,719,055	$20,368,741
Private education loans	9,990,694	7,208,702	7,475,990	5,014,558
Cash and restricted cash and cash equivalents	1,656,393	1,656,393	708,534	708,534
Accrued interest receivable	1,112,457	1,008,702	891,069	776,524
Derivative assets	12,972	12,972	–	–
Residual interests in loans securitized	–	–	820,291	820,291
Servicing assets	–	–	176,587	176,587
Retained notes from securitization sales	–	–	19,750	19,750
Financial Liabilities:
Short-term borrowings	$8,245,044	$8,254,756	$7,197,686	$7,219,301
Long-term borrowings	36,855,971	35,865,703	21,390,976	21,412,849
Derivative liabilities	30,368	30,368	17,381	17,381
Interest payable	74,062	74,062	63,898	63,898

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

Residual Interests in Loans Securitized, Servicing Assets and Retained Notes

The fair value of the residual interests in the loans securitized, servicing assets, and retained notes (collectively, retained interests) at December 31, 2009 were determined using a discounted cash flow model.  At December 31, 2009, retained interests from securitization were recorded at fair value in the Consolidated Financial Statements.  For more information on student loan securitizations, see Note 8.

Short-Term and Long-Term Borrowings

The Company pays interest on its short- and long-term borrowings based on CP, LIBOR or prime rates.  These borrowings generally have variable interest rates with reset periods ranging from one day to every three months, depending on the specific terms of each borrowing.  Many of the Company’s borrowings are based on a base index plus a credit premium.  These credit premiums are fixed over the life of the related borrowing. The fair value of the Company’s borrowings from the Original Omnibus Credit Agreement, the Conduit and from its on-balance sheet securitization trusts was calculated by discounting cash flows using, among other things, estimated assumptions including maturity and market discount rates.

Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. The fair value of derivative instruments was based upon quotes received from counterparties.  These quotes are based on the counterparties’ proprietary models utilizing specific terms and conditions of the derivatives and other market observable inputs. Derivatives are recorded at fair value in the Consolidated Financial Statements.

11.	FAIR VALUE (ASC 860-50-35 and 50, ASC 820-10 AND ASC 825-10)

The Company determines fair value using valuation techniques that are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 –	Quoted prices for identical instruments in active markets.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Assets:
Residual interests in securitized loans	$–	$–	$–	$820,291
Other assets (1)	12,972	–	–	196,337
Total Assets	$12,972	$–	$–	$1,016,628
Liabilities:
Other liabilities	$30,368	$–	$17,381	$–

(1)
Amount reported in Level 2 at March 31, 2010 represents an interest rate swap from one of the Company’s securitization trusts that was consolidated as a result of changes in accounting standards, effective January 1, 2010.

Derivatives

Derivatives are used in an effort to manage interest rate and foreign currency exchange rate risk. Fair value was based upon quotes received from counterparties.  These quotes are based on the counterparties' proprietary models utilizing specific terms and conditions of the derivatives and other market observable inputs. Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and in the Consolidated Financial Statements. For more information on derivatives, see Note 9.

Retained Interests in Securitized Loans

The Company classified its residual interests, servicing assets and retained notes in its off balance-sheet securitizations as Level 3 instruments and utilized discounted cash flow models to measure the fair value. These models required management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty.  The market for subordinated notes similar to those retained by the Company is not currently active.  All of the Company’s retained interests in off-balance sheet securitizations were recorded at fair value in the Consolidated Financial Statements at December 31, 2009.  For more information on loan securitizations, see Note 8.

The following table presents the changes in the Level 3 fair value category:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Residual interests in securitized loans:
Balance at beginning of period	$820,291	$942,807
Total gains and losses (realized/unrealized) included in earnings:
Interest income	–	17,792
Fee and other income	–	(65,659)
Purchases, issuances and settlements (1)	(820,291)	(53,859)
Balance at end of period	$–	$841,081

Unrealized (losses) gains relating to assets still held at the reporting date (2)	$–	$(65,659)

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$196,337	$274,620
Total gains (realized/unrealized) included in earnings:
Fee and other income	–	3,358
Purchases, issuances and settlements (1)	(196,337)	(10,693)
Balance at end of period	$–	$267,285

Unrealized gains relating to assets still held at the reporting date (2)	$–	$1,212

(1)
Amount reported for March 31, 2010 represents the elimination of residual interests and servicing assets as the Company consolidated previously off-balance sheet securitization trusts as a result of changes in accounting standards.

(2)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains relating to assets still held at the reporting date represents accreted yield.

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

At March 31, 2010 and December 31, 2009, the fair value of loans held for sale exceeded the cost basis of $4.3 billion and $2.4 billion, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, “may fluctuate”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause The Student Loan Corporation’s (the Company) actual results to differ materially from those the Company expects, including, but not limited to:

•	the amount, availability, and cost of future short- and long-term financing to the Company from Citibank, N.A. (CBNA), securitizations, whole loan sales, and other sources;

•	the Company’s ability to acquire or originate a sufficient volume of private education loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•
the effects of legislative and regulatory changes that affect the demand for, collectibility of and interest rates on student loans, especially the establishment of certain fixed rates of interest on Federal Family Education Loan (FFEL) Program loans, as well as the Health Care and Education Reconciliation Act of 2010 which eliminates the origination of new FFEL Program loans as of July 1, 2010;

•	the success of the Company’s strategic repositioning efforts, including a more refined origination strategy and pricing changes on its private education loan originations;

•	the success of the Company’s marketing and sales efforts to grow and improve the profitability of its private education loan business;

•	actual credit losses, loan collection strategies and their impact on delinquency rates, and the adequacy of loan loss reserves;

•	any change in ownership of the Company that could result from the potential disposition by CBNA;

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the effects of interest rate fluctuations on the demand for student loans;

•	the availability and amount of loan subsidies and any effect on the Company’s net interest margin;

•	general economic conditions, including, without limitation, the performance of financial markets and unemployment rates;

•	the availability of alternative financing options to students and their parents, including competitive products offered by other lenders;

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures;

•	the amount of financial aid available to students and their parents and the cost of education;

•	prepayment rates on student loans and the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	the performance of the Company’s loan portfolio servicers, insurers, risk-sharers and higher education institution clients;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations; and

•	loan origination costs.

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes and the Company’s 2009 Annual Report on Form 10-K.

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

Results of Operations – a review of the Company’s results of operations for the three months ended March 31, 2010 and 2009 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans providing a full range of education financing products and services to meet the needs of students, parents, schools and lenders. The Company was incorporated in 1992 under the laws of the State of Delaware. CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).  The majority of the Company’s loans have been originated and guaranteed under the FFEL Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act). The Company, which has a trust agreement to originate loans through CBNA, is an originator, manager and servicer of loans made in accordance with federally sponsored guaranteed student loan programs as well as private education loans.   The Company is committed to providing exceptional service to borrowers and schools, offering competitive and innovative products with solutions that allow students and their families to finance the education of their choice.

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which eliminated new FFEL Program loan originations.  Effective July 1, 2010, all federally sponsored guaranteed student loans will be originated through the Federal Direct Loan Program.  In compliance with this regulatory change, the Company will cease originating new FFEL Program loans.

While the elimination of the FFEL Program affects a portion of the Company’s strategy, since 2007, management has pro-actively repositioned the Company away from FFEL Program loan originations towards an increased focus on its CitiAssist product.  Strategic repositioning activities include, among other things, significant changes in the private education loan underwriting process and a more sophisticated approach to risk-based pricing.  The Company has also taken initiatives to reduce its expense base and has continued to use the capital markets for long-term liquidity.  Management believes these actions well position the Company to continue its mission to assist students with financing the education of their choice through its private education loan product.  The CitiAssist product is one of the longest standing private education loan products in the industry.  With over 50 years of experience, the Company will continue to offer competitively priced private loans for undergraduate, graduate, and professional students.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets and the interest paid on its borrowings.  Net interest income is impacted by, among other things: spread changes between the 90-day Commercial Paper rate as published by the Department (CP), the prime rate or the 91-day Treasury Bill rate and London Interbank Offered Rate (LIBOR); credit premiums on the Company’s debt; legislative changes that impact FFEL Program subsidies; utilization rates of borrower benefits; and portfolio growth or contraction.

The Company utilizes funding from various sources for liquidity and to fund new loan originations including, securitizations, government sponsored programs and borrowings from CBNA.  The Department sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit) provides funding to the Company for certain of its FFEL Program Stafford and PLUS loans which were fully disbursed by September 30, 2009.  In addition, since December 2008 the Company has been utilizing the Department’s Loan Participation Purchase Program (the Participation Program) and Loan Purchase Commitment Program (the Purchase Program) available through the Ensuring Continued Access to Student Loans Act (ECASLA).  These programs are only available for FFEL Program loans disbursed for the remainder of the 2009 – 2010 academic year.

Gains on sales of loans through the Purchase Program, whole loan sales and off-balance sheet securitizations have contributed significantly to the Company’s historical earnings.  Future gains on sales of loans will depend on market conditions and the Company’s operational strategies.  In addition,  as a result of changes in accounting standards effective January 1, 2010, the Company does not expect to recognize gains or losses on future securitization transactions when they are executed.  See Note 1 to the Consolidated Financial Statements for additional information related to these changes in accounting standards.

Business Highlights

Net interest income of $85.0 million for the quarter ended March 31, 2010 was $26.9 million, or 46%, higher than the same quarter of 2009.  This increase reflects a net increase of $41.3 million related to the adoption of the new accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts, $25.4 million for the impact of favorable changes in the spreads between CP and LIBOR and prime and LIBOR, $9.9 million for pricing changes on the Company’s private education loans, and $11.7 million for higher loan balances.  These increases were partially offset by higher funding costs which decreased net interest income by $30.1 million, amortization of the funding commitment fee to the Company’s principal stockholder on the Company’s Amended and Restated Omnibus Credit Agreement, executed on January 29, 2010 (Amended and Restated Omnibus Credit Agreement) of $14.2 million and fees on the undrawn balance of $14.9 million.

Net interest margin of 0.79% was four basis points lower than the same period of 2009.  Net interest margin for the first quarter of 2010 would have been 27 basis points higher without amortization of the funding commitment fee and fees on the undrawn balance of the Company’s Amended and Restated Omnibus Credit Agreement. Net interest margin also includes the positive impact of the Company’s continued strategic realignment towards risk-based pricing supporting future earnings growth.

During the first quarter of 2010, the Company continued to focus on securing additional long-term structural liquidity.  These efforts resulted in the completion of two private education loan securitizations, including one executed under the Term Asset-Backed Securities Loan Facility, which contributed $1.5 billion of funding.  The Company also accessed an additional $0.5 billion of funding from the Conduit.

During the twelve-month period ended March 31, 2010, the Company’s managed student loan portfolio increased by $0.5 billion (1%) to $44.5 billion.  The managed portfolio includes $44.1 billion of the Company’s owned loan assets of which $38.1 billion has been pledged as collateral against secured borrowings.  Originations for the quarter ended March 31, 2010 included FFEL Program Stafford and PLUS loan originations of $2.0 billion, a decrease of 8% compared to the $2.2 billion originated in the first quarter of 2009.  The Company also made new CitiAssist® loan commitments of $0.3 billion during the first quarter of 2010, which was 49% lower than the same period in 2009, reflecting the Company’s refined origination strategy.

Impacts of Changes in Accounting Standards on the Company’s Financial Statements

Changes in accounting standards that were effective January 1, 2010 have significantly impacted the Company’s balance sheet and results of operations as of and for the period ended March 31, 2010.  These changes resulted in the consolidation of assets previously sold to unconsolidated securitization trusts and the debt issued by those trusts.  This also resulted in the elimination of retained interests related to those securitizations along with the related mark-to-market gains and losses.  The cumulative effect of adopting these new accounting standards on January 1, 2010 resulted in an aggregate after tax charge to retained earnings of $364.1 million.  For additional information about the adoption on January 1, 2010, see Note 1 to the Consolidated Financial Statements.

In addition, the Company now recognizes in its financial statements the net interest income of these trusts along with loan loss provisions, mark-to-market gains and losses on derivatives held by the trusts and trust operating expenses.  The tables below highlight the consolidating balance sheet and income statement as of and for the three months ended March 31, 2010:

Balance Sheet
	March 31, 2010
	(Unaudited)
(Dollars in thousands)	SLC and Previously Consolidated Subsidiaries(1)	Subsidiaries Consolidated on 1/1/2010(2)	Total Consolidated(3)
Assets:
Federally insured student loans	$17,564,239	$11,589,525	$29,153,764
Private education loans	7,907,674	2,001,930	9,909,604
Deferred origination and premium costs	512,934	235,672	748,606
Allowance for loan losses	(166,964)	(6,281)	(173,245)
Student loans held for sale	4,293,521	–	4,293,521
Cash	448,516	–	448,516
Other assets	2,072,354	496,969	2,569,323
Total Assets	$32,632,274	$14,317,815	$46,950,089

Liabilities and stockholders’ equity:
Short- and long-term borrowings, payable to principal stockholder	$8,602,000	$–	$8,602,000
Short-term secured borrowings, payable to Department of Education	4,034,044	–	4,034,044
Long-term secured borrowings	18,594,437	13,870,534	32,464,971
Deferred income taxes	170,976	–	170,976
Other liabilities	348,137	29,518	377,655
Net intercompany payables and receivables	(417,763)	417,763	–
Common stock and Additional Paid-in Capital	142,740	–	142,740
Retained earnings	1,157,703	–	1,157,703
Total Liabilities and Stockholders’ Equity	$32,632,274	$14,317,815	$46,950,089

(1)
Represents the Student Loan Corporation and its subsidiaries that were consolidated under accounting standards in effect prior to the adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitizations.

(2)
Represents the Company’s subsidiaries that were consolidated upon adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitization trusts.

(3)	Represents the Company’s Consolidated Balance Sheet at March 31, 2010.

Statement of Income

	Three Months Ended March 31, 2010
	(Unaudited)
(Dollars in thousands)	Impact from SLC and Previously Consolidated Subsidiaries(1)(4)	Impact from Subsidiaries Consolidated on 1/1/2010(2)(4)	Total Consolidated(3)
Interest income	$179,159	$77,662	$256,821
Interest expense	(153,285)	(18,563)	(171,848)
Net interest income	25,874	59,099	84,973
Provision for loan losses	(41,475)	(2,415)	(43,890)
Fee and other income (loss)	3,388	(2,803)	585
Salaries and employee benefits	(7,945)	–	(7,945)
Write-off of funding commitment fee to principal stockholder	(7,500)	–	(7,500)
Other expenses	(25,852)	(37)	(25,889)
Provision for income taxes	125	–	125
Total Net (Loss) Income	$(53,385)	$53,844	$459

(1)
Represents the Student Loan Corporation and its subsidiaries that were consolidated under accounting standards in effect prior to the adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitizations.

(2)
Represents the Company’s subsidiaries that were consolidated upon adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitization trusts.

(3)	Represents the Company’s Consolidated Income Statement for the three months ended March 31, 2010.

(4)	All intercompany income and expense including, among other things, servicing fee revenue and expense have been excluded.

In 2009, the Company’s statement of income included certain income items which were not recorded in 2010 due to the consolidation of the previously unconsolidated securitization trusts. Interest income for the first quarter of 2009 included accreted interest of $17.8 million on the Company’s residual interests in its off-balance sheet securitization trusts. Fee and other income for the same period included net mark-to-market losses on the retained interests and related derivatives of $19.4 million, and servicing fee revenue of $19.9 million.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition.  Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ, possibly materially, from those estimates.  The most significant of these critical estimates and judgments are those used to account for allowance for loan losses and loans held for sale, which are more fully described in the Company’s 2009 Annual Report on Form 10-K.  See the Notes to the Consolidated Financial Statements for more information on the Company’s accounting estimates.

Financial Condition

Loans

At March 31, 2010, the Company’s student loan assets were composed of FFEL Program loans, private education loans, a portfolio of loans held for sale and related deferred costs.

See Note 3 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

At March 31, 2010, the Company had $44.1 billion of owned loan assets as compared to $28.3 billion at December 31, 2009.  This increase primarily reflects $13.8 billion of student loan assets from the Company’s previously off-balance sheet securitization trusts that were consolidated as a result of changes in accounting standards effective January 1, 2010.  At December 31, 2009, these student loan assets were included in the Company’s managed loans of $42.9 billion.  See Impacts of Changes in Accounting Standards on the Company’s Financial Statements on page 28 for more information regarding the impact of the change in accounting standard on the Company’s Balance Sheet at March 31, 2010.

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

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009
Retail:
FFEL Program Stafford and PLUS Loan originations	$2,008	$2,192
CitiAssist loans disbursed under commitments to purchase (1)	329	643
Total Retail	2,337	2,835
Wholesale:
Loan Consolidation and other secondary market volume	7	30
Total Originations	$2,344	$2,865

(1)	Represents CitiAssist loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The Company’s FFEL Program loan originations decreased by 8% for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease is largely due to schools moving from the FFEL Program to the Department’s Direct Lending Program.  This decrease was partially absorbed by overall growth in the marketplace.  As a result of H.R. 4872, the Health Care and Education Reconciliation Act of 2010, the Company will cease originating FFEL Program loans before July 1, 2010.

The Company’s CitiAssist loan commitments are significantly lower than the same period in 2009, primarily reflecting the Company’s refined origination strategy which included, among other things, changes to its underwriting standards and pricing structure. These changes resulted in the discontinuation of Uninsured CitiAssist Custom Loan programs and significantly reduced the volume of originations at certain schools. The Company continuously enhances its private loan product to optimize profitability and ensure that it is competitive in the most attractive market segments. In addition, as the Company shifts its business model to position SLC as the private student loan lender of choice, direct marketing to students and their families will take on greater focus.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At March 31, 2010 and December 31, 2009, the private education loans disbursed and still held by CBNA were $0.1 billion and $0.4 billion, respectively.

Historically, loans were not specifically purchased or originated for resale, and accordingly were recorded in the Company’s portfolio.  However, certain loans originated since the fourth quarter of 2008 have been originated with the intent of selling to the Department under the Purchase Program and, accordingly, have been recorded directly into the held for sale portfolio.  At March 31, 2010, $4.3 billion of loans were classified as held for sale.

Allowance for loan losses

The Company develops its allowance for loan losses using four segments: FFEL Program, Insured CitiAssist, Uninsured CitiAssist Standard, and Uninsured CitiAssist Custom.  Uninsured CitiAssist Standard is primarily composed of CitiAssist loans that have been approved based on standard underwriting criteria similar to Insured CitiAssist and were originated on or after January 1, 2008.  Uninsured CitiAssist Custom is primarily composed of loans made to non-traditional students or loans with less stringent underwriting standards.  The Company stopped originating new Uninsured CitiAssist Custom loans in November 2008.

Although the Company evaluates the adequacy of its allowance for loan losses using four segments, the entire allowance for loan losses is available to absorb credit losses from any segment of the Company’s owned loans. The allowance for loan losses includes all losses at each reporting period that are both probable and estimable. However, no assurance can be provided that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher reserve for loan losses will not be required.  For a full understanding of the methodology used to estimate the allowance for loan losses, see Note 1 to the Consolidated Financial Statements.

The Company’s allowance for loan losses at March 31, 2010 was $173.2 million, an increase of $24.1 million compared to $149.1 million at December 31, 2009.  This increase reflects continued performance deterioration from the economic environment and seasoning of the uninsured CitiAssist Standard portfolio.  The allowance for loan losses also reflects $6.3 million of additional reserves for newly consolidated securitization loan assets.  In addition, there was a build of $5.1 million associated with private education loan forbearance policy changes. These policy changes will result in the Company limiting its borrower assistance programs and are expected to materially increase credit losses beginning in the fourth quarter of 2010. Charge-offs, net of recoveries, increased by $6.6 million, or 33%, during the first quarter as compared to the same period in 2009 primarily due to seasoning of the Uninsured CitiAssist Standard portfolio.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period(1)
FFEL Program	$26,080	$14,445
Insured CitiAssist	17,554	8,512
Uninsured CitiAssist Standard	35,840	11,891
Uninsured CitiAssist Custom	76,611	75,481
	$156,085	$110,329
Provision for loan losses
FFEL Program	$3,328	$3,371
Insured CitiAssist	1,870	3,858
Uninsured CitiAssist Standard	21,754	3,082
Uninsured CitiAssist Custom	16,938	10,831
	$43,890	$21,142
Charge offs
FFEL Program	$(5,001)	$(2,973)
Insured CitiAssist	(3,377)	(2,420)
Uninsured CitiAssist Standard	(4,521)	(636)
Uninsured CitiAssist Custom	(17,713)	(16,896)
	$(30,612)	$(22,925)
Recoveries
FFEL Program	$–	$–
Insured CitiAssist	–	–
Uninsured CitiAssist Standard	238	–
Uninsured CitiAssist Custom	3,644	2,831
	$3,882	$2,831
Balance at end of period
FFEL Program	$24,407	$14,843
Insured CitiAssist	16,047	9,950
Uninsured CitiAssist Standard	53,311	14,337
Uninsured CitiAssist Custom	79,480	72,247
	$173,245	$111,377

(1)	Beginning balance for the three months ended March 31, 2010 includes $7.0 million for the consolidation of loans from the Company’s previously off-balance sheet securitizations on January 1, 2010.

Private Education Loans

The Company’s private education loan portfolio is not guaranteed by the federal government.  Although private education loans do not carry a federal government guarantee, 53% of the outstanding balances of these loans carry private insurance through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC), and 10% of the outstanding balances are insured through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

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

At March 31, 2010, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.  Both NHIC and UGCIC generally continue to make claim payments as agreed.

Information on private education loans, including delinquency and insurance coverage, is shown in the tables below:

	March 31, 2010(1)				December 31, 2009
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$6,266,917	$2,560,235	$1,082,452	9,909,604	$4,408,479	$2,000,260	$1,023,732	$7,432,471
Private education loans in repayment	4,395,427	592,029	756,168	5,743,624	2,752,005	501,365	694,630	3,948,000
Private education loans in forbearance	386,613	137,517	64,872	589,002	273,839	84,470	56,978	415,287
Percent of private education loans that are delinquent 30 - 89 days	2.4%	2.2%	4.4%	2.6%	2.3%	1.9%	4.1%	2.5%
Percent of private education loans that are delinquent 90 days or more	1.9%	1.1%	2.0%	1.8%	1.9%	0.4%	1.2%	1.6%
Allowance for loan losses	$16,047	$53,311	$79,479	$148,837	$17,182	$31,217	$78,509	$126,908
Private education loans covered by risk-sharing agreements with schools	–	–	468,008	468,008	–	–	482,423	482,423
Year-to-date average of private education loans in repayment	4,425,557	547,997	766,127	5,739,681	2,372,212	273,478	600,392	3,246,082
Year-to-date average of private education loans in repayment and forbearance	4,798,236	658,515	829,310	6,286,061	2,655,263	319,543	656,031	3,630,837
Year-to-date net credit losses as a percentage of average loans in repayment	0.1%	0.8%	1.8%	0.4%	0.7%	3.4%	10.7%	2.8%
Year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.1%	0.7%	1.7%	0.4%	0.6%	2.9%	9.8%	2.5%
Allowance as a percentage of total loan balance	0.3%	2.1%	7.3%	1.5%	0.4%	1.6%	7.7%	1.7%
Allowance as a percentage of total loans in repayment	0.4%	9.0%	10.5%	2.6%	0.6%	6.2%	11.3%	3.2%
Allowance coverage of annualized year-to-date net credit losses (in years)	1.2	3.1 (2)	1.4	1.7	1.1	3.3 (2)	1.2	1.4

(1)
Amounts presented above for March 31, 2010 include the impact of changes in accounting standards, effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated private education loan securitization trust.

(2)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

	March 31, 2010(1)				March 31, 2009
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$6,266,917	$2,560,235	$1,082,452	9,909,604	$4,542,484	$484,534	$899,553	$5,926,571
Private education loans in repayment	4,395,427	592,029	756,168	5,743,624	2,250,303	212,250	588,494	3,051,047
Private education loans in forbearance	386,613	137,517	64,872	589,002	311,153	35,804	57,444	404,401
Percent of private education loans that are delinquent 30 - 89 days	2.4%	2.2%	4.4%	2.6%	2.6%	1.2%	5.1%	3.0%
Percent of private education loans that are delinquent 90 days or more	1.9%	1.1%	2.0%	1.8%	2.2%	0.5%	1.9%	2.0%
Allowance for loan losses	$16,047	$53,311	$79,479	$148,837	$9,950	$14,337	$72,247	$96,534
Private education loans covered by risk-sharing agreements with schools	–	–	468,008	468,008	–	–	465,644	465,644
Year-to-date average of private education loans in repayment	4,425,557	547,997	766,127	5,739,681	2,219,856	198,379	587,671	3,055,906
Year-to-date average of private education loans in repayment and forbearance	4,798,236	658,515	829,310	6,286,061	2,482,019	227,490	637,393	3,346,902
Year-to-date net credit losses as a percentage of average loans in repayment	0.1%	0.8%	1.8%	0.4%	0.1%	0.3%	2.4%	0.6%
Year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.1%	0.7%	1.7%	0.4%	0.1%	0.3%	2.2%	0.5%
Allowance as a percentage of total loan balance	0.3%	2.1%	7.3%	1.5%	0.2%	3.0%	8.0%	1.6%
Allowance as a percentage of total loans in repayment	0.4%	9.0%	10.5%	2.6%	0.4%	6.8%	12.3%	3.2%
Allowance coverage of annualized year-to-date net credit losses (in years)	1.2	3.1 (2)	1.4	1.7	1.0	5.6 (2)	1.3	1.4

(1)
Amounts presented above for March 31, 2010 include the impact of changes in accounting standards, effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated private education loan securitization trust.

(2)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

 Forbearance usage and delinquency rates generally increased between December 31, 2009 and March 31, 2010. This increase primarily reflects continued seasoning of the Uninsured CitiAssist Standard portfolio.

Forbearance is a key collection tool for borrowers experiencing temporary financial difficulties who need a little more time to resolve the difficulties and are willing to resume making payments.  The Company also offers an interest only payment plan as another default prevention tool.  As of March 31, 2010, approximately $1.2 billion, or 21% of CitiAssist loans that are in repayment are using this payment option.

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

The Company stopped originating new Uninsured Custom loans in November 2008.  The increase in the loan balance to $1.1 billion at March 31, 2010 from $1.0 billion at December 31, 2009 is due to the purchase of loans from CBNA in 2010 after final disbursements.  The Uninsured Custom loans at March 31, 2010 include $205.9 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s student loan portfolio:

	Three Months Ended
	March 31,
	2010	2009
Student loan yield	2.65%	2.94%
Floor income	0.43%	0.32%
Consolidation loan rebate fees	(0.39)%	(0.24)%
Accreted interest on residual interests	–	0.25%
Amortization of deferred loan origination and purchase costs	(0.31)%	(0.32)%
Net yield	2.38%	2.95%
Cost of funds (1)	(1.59)%	(2.12)%
Net interest margin	0.79%	0.83%

(1)       Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. The Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or prime or LIBOR rates (private education loans) plus an incremental credit premium.  The Company has the ability to set credit premiums on its private education loans to reflect current market conditions at origination.  However, credit premiums earned on FFEL Program loans are prescribed under the Higher Education Act. The College Cost Reduction and Access Act (CCRA Act) reduced the yield on new loans originated on or after October 1, 2007.  In addition, net interest margin is impacted by the relative profitability of the Company’s FFEL Program and private education loan products, and by the weighting of these products within the Company’s loan portfolio. For the quarter ended March 31, 2010, the Company earned $230.0 million and $102.3 million in student loan interest from its FFEL Program and private education loan portfolios, respectively.

In contrast, the Company’s cost of funds is primarily based on three month LIBOR plus an incremental credit premium.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit premiums affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit premiums are fixed based on market rates at the time of borrowing.

The Company’s student loan yield is also impacted by floor income earned on its FFEL Program loans that were originated prior to April 1, 2006.  The Company determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads.  Floor income is defined as the difference between the income earned at the borrower payment rate less the Department-stipulated asset spread and the funding cost of the asset. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).  The 11 basis point increase in net interest margin from floor income primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, a significant amount of which are loans that were originated prior to April 1, 2006 and generate floor income.

The decrease in net interest margin of four basis points is impacted by several factors.  In the first quarter of 2010, the Company recognized in interest expense $29.1 million for amortization of the upfront commitment fee on the Amended and Restated Omnibus Credit Agreement and fees on the undrawn balance.  This reduced net interest margin by 27 basis points over the same period of the prior year.  In addition, changes in accounting standards resulted in the consolidation of previously off-balance sheet securitization trusts which eliminated the related residual interests and associated accretion, which had contributed 25 basis points to net interest margin in the first quarter of 2009.  If these factors were excluded, the adjusted net interest margin in 2010 would be 48 basis points higher than the same period of 2009. The consolidation of the previously off-balance sheet securitization trusts contributed to this overall increase in net interest margin largely because the cost of funds for these trusts is lower than that of other borrowings of the Company due to favorable market conditions existing at the time of securitization.

Net interest margin also benefited from favorable changes in the spreads between the indices used to calculate a significant amount of the Company’s interest revenue (CP and Prime) and LIBOR, the index used to determine most of the Company’s interest expense.  However, this was offset by higher credit premiums as the Company has refinanced a significant amount of its borrowings that matured with new long-term borrowings.  Because pricing on the asset portfolio is fixed at origination, these term funding transactions, as well as any future funding transactions executed, will continue to have an adverse impact on net interest margin for the life of the borrowings

In an effort to mitigate net interest margin compression, the Company continuously refines its product pricing to reflect current market conditions.   In addition, the Company has accessed several sources of funding for FFEL Program loans including the Participation Program and the Conduit.  These sources provide funding that better matches the tenor of the Company’s assets at more favorable credit premiums than alternative sources.  See Legislation and Regulations on page 43 and Liquidity and Capital Resources on page 41, for further details.

At March 31, 2010 and 2009, the Company’s outstanding borrowings had contractual weighted average interest rates of 1.3% and 2.0%, respectively.

Rate/Volume Analysis

The following table shows the factors contributing to changes in net interest income (interest income less interest expense) year-over-year, due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the three months ended March 31, 2010 vs. the three months ended March 31, 2009
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$115.7	$(63.1)	$52.6
Interest bearing liabilities	93.6	(67.9)	25.7
Net interest income	$22.1	$4.8	$26.9

Three Months Ended March 31, 2010

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended		Favorable	Favorable
	March 31,		(Unfavorable)	(Unfavorable)
(Dollars in thousands)	2010	2009	Change	% Change
Net interest income	$84,973	$58,078	$26,895	46%
Provision for loan losses	(43,890)	(21,142)	(22,748)	(108)%
Fee and other income	585	6,958	(6,373)	(92)%
Operating expenses	(41,334)	(34,859)	(6,475)	(19)%
Provision for income taxes	125	(1,513)	1,638	108%
Net income	$459	$7,522	$(7,063)	(94)%
Total operating expenses as a percentage of average managed student loans	0.38%	0.32%	(0.06)%
Return on average equity	0.1%	1.9%	(0.02)%
Effective tax rate	(37.4)%	16.7%	54.1%

Net interest income

Net interest income of $85.0 million for the quarter ended March 31, 2010 was $26.9 million (46%) higher than the same quarter of 2009.  This increase reflects a net increase of $41.3 million related to the adoption of the new accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts, $25.4 million for the impact of favorable changes in the spreads between CP and LIBOR and prime and LIBOR, $9.9 million for pricing changes on the Company’s private education loans, and $11.7 million for higher loan balances.  These increases were partially offset by higher funding costs which decreased net interest income by $30.1 million, amortization of the funding commitment fee on the Company’s Amended and Restated Omnibus Credit Agreement of $14.2 million and fees on the undrawn balance of $14.9 million.  Net interest margin of 0.79% was four basis points lower than the same period of 2009.  Net interest margin excluding the amortization of the funding commitment fee and excluding fees on the undrawn balance was 1.06% for the first quarter of 2010, 23 basis points higher than the first quarter of 2009.

Net interest income includes floor income of $46.0 million and $21.7 million for the three months ended March 31, 2010 and 2009, respectively.  This increase primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, a significant amount of which are loans that were originated prior to April 1, 2006 and generate floor income.

Fee and other income

The Company’s other income of $0.6 million for the quarter ended March 31, 2010 was $6.4 million, or 92% lower than the same period in 2009.  This decrease primarily reflects changes in the Company’s fee and other income related to the Company’s securitization activities largely as a result of changes in accounting standards which resulted in the consolidation of previously unconsolidated securitization trusts.  See Note 1 to the Consolidated Financial Statements for further information regarding the change in accounting for securitizations.

The Company’s derivative instruments are designed to minimize cash flow volatility for the securitization trusts in which they are embedded, but they are not designated as hedges under ASC 815 and, accordingly, the derivatives are marked to fair value each period. The fair value of the Company’s derivative instruments is driven by market participants’ expectations of future changes in the relevant interest and foreign exchange rates over the life of the instruments. In contrast, the assets and liabilities of the trusts are recorded at amortized cost. This dissimilar accounting treatment may give rise to earnings volatility.

Changes in the fair value of the foreign currency swap within the Company’s 2008-1 securitization trust have historically been largely offset by foreign currency translation adjustments on the Euro denominated debt. In the future, however, any significant fluctuations between the then current exchange rate and the market’s expectation of future exchange rates could give rise to material gains or losses. In addition, changes in the fair value of the prime-LIBOR swap within the Company’s 2006-A securitization trust, which was consolidated as of January 1, 2010, could be material and are not offset by any changes in the carrying value of the securitization trust’s other assets or liabilities.  For more information on the Company’s derivative agreements, see Note 9 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $41.3 million for the quarter ended March 31, 2010 were $6.5 million (19%) higher than the same period in 2009.  Operating expenses during the first quarter of 2010 included a $7.5 million write-off of funding commitment fees on the Company’s Amended and Restated Omnibus Credit Agreement. After completing two private education loan securitizations in the latter half of the quarter, the Company reduced the aggregate commitment amount under the agreement. While this resulted in a write-off in the current quarter, it will lower future fees on the undrawn balance for the remainder of the year.  The Company’s salaries and employee benefits expenses were $1.0 million lower than the same period in 2009, reflecting the benefits of the Company’s strategic repositioning efforts.  The Company’s operating expense ratio (total operating expenses less the write-off of Omnibus Credit Agreement funding commitment fees as a percentage of average managed student loans) for the first quarter of 2010 was 0.31%, one basis point lower than the same quarter of 2009.

Provision for loan losses

The provision for loan losses increased by $22.7 million for the three months ended March 31, 2010 as compared to the same period in 2009 reflecting the significant build in the allowance for loan losses as well as higher net credit losses driven mainly by the Uninsured CitiAssist Standard portfolio as more loans enter repayment.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 31.

Provision for income taxes

The Company’s provision for income taxes for first quarter of 2010 reflects the favorable impact of $0.3 million of the revaluation of deferred tax items for changes in the effective tax rate.

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

As a result of changes in accounting standards, effective January 1, 2010, all of the Company’s future securitization transactions are likely to be accounted for as secured borrowings.  The changes have also resulted in the consolidation of assets previously sold to unconsolidated securitization entities as well as the associated notes issued by these securitization entities and the elimination of retained interests, all of which will affect the Company’s financial position in 2010.  See Note 1 to the Consolidated Financial Statements for additional information on the changes in accounting standards.

The Company completed two securitization financings during the three months ended March 31, 2010, as compared to one securitization financing for the same period in 2009.  The Company’s FFEL Program loans funded through the Conduit were also accounted for as secured borrowings.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Securitization financings:
Student loans securitized (1)	$1,899,710	$587,285
Student loans funded through the Conduit (1)	547,541	–
Total student loans funded through securitization financings (1)	$2,447,251	$587,285

Net proceeds from student loans securitized (2)	$1,459,441	$546,126
Net proceeds from student loans funded through the Conduit during the current period (2)	533,632	–
Total net proceeds from securitization financings(2)	$1,993,073	$546,126

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.

(2)	Amounts represent net proceeds of loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans securitized or funded through the Conduit and the net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs.

The following table reflects balances related to all of the Company’s securitization transactions and other long-term secured borrowings:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Total on-balance sheet student loans securitized (1)	$23,023,331	$7,649,159
Total on-balance sheet student loans funded through the Conduit	10,291,052	10,060,877
Total off-balance sheet student loans securitized (2)	–	13,896,812
Total long-term secured borrowings(3)	32,464,971	16,999,976
Residual interests from off-balance sheet student loans securitized	–	820,291
Servicing assets from off-balance sheet student loans securitized	–	176,587

(1)	Amounts include securitized loan balances from seventeen on-balance sheet securitizations as of March 31, 2010 and five as of December 31, 2009.

(2)	Amounts include securitized loan balances from ten off-balance sheet securitizations as December 31, 2009.

(3)	Amounts include secured borrowings from the Company’s on-balance sheet securitizations and the Conduit.

For further information on the Company’s other long-term secured borrowings and student loan securitizations, see Notes 1, 5 and 8 to the Consolidated Financial Statements.

Other Off-Balance Sheet Arrangements

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well as one foreign currency swap and one interest rate swap which are described in Note 9 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its revenue producing assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company largely relies on two primary sources of funding, funding from CBNA and securitizations.  However, during 2009 and 2010 the Company further diversified its sources of funding through various programs and facilities supported by the Department.

Funding Arrangements with CBNA

On January 29, 2010, the Company entered into the Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement, as executed, provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $5.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.  At March 31, 2010, the Company had $8.6 billion of borrowings outstanding under the Omnibus Credit Agreement dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement).  In addition to proceeds from the Company’s operations, to the extent needed, overnight borrowings available through the Amended and Restated Omnibus Credit Agreement may be utilized to fund the Company’s business operations for the remainder of the year.

Securitizations

The Company continues to access funding directly with investors through the capital markets.  During the quarter ended March 31, 2010, the Company completed two private education loan securitizations, including one executed under The Term Asset-Backed Securities Loan Facility (TALF).

Other Funding Programs

During 2009 and 2010 the Company utilized the following programs and facilities supported by the Department:

•
The Conduit:  This program provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans through the issuance of a funding note which is purchased by the Conduit.  The funding notes mature no later than January 2014.  As of March 31, 2010, the Company does not expect to fund any additional loans through the Conduit.

•
The TALF:  This facility provides additional liquidity support to the asset-backed securities market.  The Company completed two private education loan securitizations under this facility during the period it was available.  This facility expired on March 31, 2010.  Prior to the expiration of this facility the Company also executed a private education loan securitization with investors directly through the capital markets.  In addition, one of its TALF securitizations included investors that did not utilize funding from the facility.

•
The Participation Program and Purchase Programs:  The Participation Program provides lenders with short-term liquidity for new FFEL Program loan originations.  Under the Purchase Program, the Department purchases eligible FFEL Program loans at a price that exceeds the outstanding principal, accrued interest and origination fees, resulting in gains on the sale of loans.  These programs are currently only available for FFEL Program loans disbursed for the remainder of the 2009 – 2010 academic year, and will only be used for FFEL Program loan originations made prior to the elimination of the FFEL Program on July 1, 2010.

The Company has and will continue to shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The following table summarizes the Company’s primary sources and uses of cash:

	Three Months Ended March 31,
(Dollars in billions)	2010	2009

Sources of Cash:
Proceeds from securitizations, net of principal repayments	$1.1	$0.5	(1)
Proceeds from secured borrowings related to the Conduit, net of principal repayments	0.2	–
Proceeds related to the Participation and Purchase Programs, net of principal repayments	2.0	1.1
Proceeds from borrowings with CBNA, net of principal repayments	–	0.1
Borrower repayments on student loans and other loan reductions	0.9	0.6

Uses of Cash:
Loan disbursements and other procurement activities	$(2.6)	$(2.2)
Repayments of borrowings with CBNA, net of proceeds	(0.9)	–
Payment of funding commitment fee and fee on undrawn balance to CBNA under the Amended and Restated Omnibus Credit Agreement	(0.1)

Increases in cash during the period:	$0.4	–

(1)	Includes proceeds from whole loan sales

The Company had cash expenditures for equipment and computer software which were primarily composed of software developed for internal use.  Cash expenditures for equipment and computer software totaled $1.5 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

Future Funding Expectations

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities. The Company currently expects new loan disbursement volumes to be funded primarily via the capital markets and from the Amended and Restated Omnibus Credit Agreement.  However, under the terms of the Amended and Restated Agreement, any future securitizations will require approval from Citigroup.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company.  Management believes liquidity and capital will be sufficient to meet the Company's anticipated requirements until the expiration of the term of the Amended and Restated Omnibus Credit Agreement on December 30, 2010 utilizing funding available from the Amended and Restated Omnibus Credit Agreement and via the securitization market and government programs.  This is dependent upon, among other things, the capital markets providing uninterrupted and cost effective funding.  In addition, any disposition of its ownership in the Company by Citigroup which results in a change of control whereby an entity other than CBNA or its affiliates owns more than 50% of the voting equity interest in the Company, or other event that results in the early termination of the Amended and Restated Omnibus Credit Agreement, could materially and adversely impact the Company’s liquidity and capital requirements.

                Legislation and Regulations

Current Legislative and Regulatory Impacts

FFEL Program

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which included a provision to eliminate new FFEL Program loan originations effective July 1, 2010, and will have all schools use the Federal Direct Loan Program.  In compliance with this regulatory change the Company will cease originating new FFEL Program loans.

Other Developments

In July 2009, the Private Student Loan Debt Swap Act of 2009 (S. 1541) was introduced into the Senate.  As proposed, this act would allow certain private education loan borrowers, who, at the time of taking out the private education loan, were eligible for loans through federally guaranteed student loan programs, to refinance their private education loans under the Federal Direct Loan Program. A House version of the bill is expected to be introduced in April 2010. The Company cannot predict whether this legislation will be enacted in this form, if at all, or the potential impact on the Company’s financial condition or results of operations.

Congress is considering a number of financial institution regulatory changes which, if enacted into law, would have material effects on how consumer credit products are offered, advertised, and regulated.  A key component of the proposed regulatory changes is the creation of an independent Consumer Financial Protection Agency (CFPA), or a Consumer Financial Protection Bureau (CFPB) within the Federal Reserve Board, which would be granted authority to both regulate providers of credit, savings, payment, and other consumer financial products and services and to set minimum standards for such products and services.  However, the current proposals would also allow state consumer protection laws to apply, even if they provide greater protection than the CFPA or CFPB, as long as they are not in conflict with requirements imposed by the proposed act or the rules that the CFPA or CFPB adopts.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the Office of the Comptroller of the Currency (OCC), with state enforcement and visitation deemed preempted by the authority of the OCC.  At this time it is difficult to predict what regulatory changes will look like in their final form.  However, if the proposed or similar regulatory framework is enacted into law, this could have a material effect on the Company by substantially increasing the complexity of its operations.

The U.S. Supreme Court, in a recent case, Cuomo v. The Clearing House Association, L.L.C. and Office of the Comptroller of the Currency, ruled in favor of the authority of states to enforce their own laws when they are not otherwise preempted.  While the scope of the impact this decision will have is yet to be determined, it appears likely to increase the regulatory burden on the Company.

Certain members of Congress have indicated that they wish to introduce legislation which would eliminate the exemption of qualifying private student loans from being discharged in bankruptcy.   Current law provides that qualifying private student loans, such as most of the Company's CitiAssist loans, cannot be discharged unless the debtor can prove the payment of the debt will impose an undue hardship.  If such legislation were to be enacted into law, this could have a material effect on the Company by substantially increasing credit losses.

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

	March 31,
(Dollars in millions)	2010		2009
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(38.5)	$64.2	$(10.7)	$22.1

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

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected or historical results. However, the discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results. These factors include, natural disasters, acts of terrorism and epidemics and the factors listed under Forward-Looking Statements on page 25, among others.

Liquidity is essential to the Company’s business, and the Company relies on external sources, including the Amended and Restated Omnibus Credit Agreement, capital markets, and government programs to fund its balance sheet.  Failure to secure cost-effective funding would adversely impact the Company’s ability to fund student loan originations and could materially increase the Company’s cost of funds.

Uninterrupted access to liquidity is essential to the Company’s business.  The Company’s liquidity and funding has been, and could continue to be, materially adversely affected by factors the Company cannot control, such as the continued general disruption of the financial markets or negative views about the financial services industry in general.

The Company’s Amended and Restated Omnibus Credit Agreement provides funding through December 30, 2010. As executed, this agreement provided up to $6.6 billion in aggregate credit for new borrowings. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $5.6 billion.  However, the costs of funding, including the interest rates on any borrowings, the funding commitment fee and the fee on the undrawn balance, under this agreement are significantly higher than the borrowings that are expected to mature over the next twelve months. This will further compress the Company’s net interest margin. Unless the Company is able to identify and implement other funding alternatives, maturing borrowings will need to be replaced with new borrowings under this agreement at higher rates. However, under the terms of this agreement, any future securitizations require CBNA’s approval.  In addition, before the end of 2010, the Company will need to negotiate an extension to this agreement with CBNA or enter into one or more alternative funding arrangements in order to maintain adequate liquidity in 2011.

The Amended and Restated Omnibus Credit Agreement also requires a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default.

The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement. At March 31, 2010, the Company had $8.6 billion of outstanding borrowings made under the Original Omnibus Credit Agreement which will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-off and asset sales.  The Company’s management is currently working with Citi Holdings to provide information necessary to support Citi Holdings’ efforts to explore possible disposition and combination alternatives with regard to the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  In either event, the Company would no longer have a guaranteed funding source, which would have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

In addition to funding available to the Company under the Amended and Restated Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding. Since December 2008, the Company has been utilizing funding available under the Participation Program.  In the second quarter of 2009, the Company began selling eligible loans to the Department under the Purchase Program.  These programs are only approved through the remainder of the 2009-2010 academic year.  The Company will continue to utilize these programs to fund FFEL Program loan originations that it originates before the elimination of the FFEL Program on July 1, 2010.

Since the second quarter of 2009, the Company also accessed additional funding through the Conduit. Funding for the Conduit will be provided by the capital markets. In the event the commercial paper issued by the Conduit cannot be reissued or “rolled” at maturity and the Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the Conduit at a predetermined price. The predetermined price represents a discount to the principal balance of the loans.  Accordingly, a sale of loans to the Department would result in a loss to the Company and negatively impact its results of operations.

Our business is subject to extensive regulation and recent market disruptions have led to proposals for new laws and regulations, or changes to existing laws and regulations.

As a participant in the financial services industry, the Company is subject to extensive regulation. In addition, as a result of the current economic and market downturn, there has been increased discussion of, and calls for, additional legislative changes and increased scrutiny from a variety of regulators. New laws or regulations, or changes in enforcement of existing laws or regulations applicable to the Company’s business, may adversely affect the Company. Legislative or regulatory changes could lead to business disruptions, impact the value of assets that the Company holds or the scope or profitability of its business activities, require the Company to change certain of its business practices and expose the Company to additional costs (including compliance costs) and liabilities. For example, private student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation, are subject to various regulatory requirements. In view of the current regulatory environment, the Company is likely to implement changes to the Company’s private education loan loss mitigation programs including, amount other things, that participation by borrowers in private education loan forbearance and loss mitigation programs are subject to more rigorous requirements, that shorter forbearance periods be granted and that minimum periods of payment performance be required between grants of forbearance. The Company expects that these changes, when implemented, will materially increase net credit losses attributable to private education loans.

Other regulatory changes currently being considered include financial institution regulatory changes by Congress, which, if enacted into law, would have material effects on how consumer credit products are offered, advertised, and regulated, and changes by the Department to rules and regulations over the Higher Education Act.

In addition, legislation that would allow private student loan borrowers to once again discharge their private student loans in bankruptcy has been introduced. Since 2005, private student loans have not been dischargeable in bankruptcy.  If enacted into law, this would have a material effect on the Company’s results of operations by significantly increasing its provision for loan losses.

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

Recent legislative changes, which resulted in the elimination of the FFEL Program, will have a material adverse effect on the Company’s business.

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which eliminated new FFEL Program loan originations.  Effective July 1, 2010, all federally sponsored guaranteed student loans will be originated through the Federal Direct Loan Program.  In compliance with this regulatory change, the Company will cease originating new FFEL Program loans.  This legislative change will eliminate the primary sources of the Company’s historical originations and interest income.

Over the past year, the Company has transitioned its focus away from FFEL Program originations towards an increased focus on its private education loan product in preparation of this outcome.  This transition includes the Company’s strategic repositioning activities, including, among other things, significant changes in the private education loan underwriting process and a more sophisticated approach to risk-based pricing.  The Company has also taken initiatives to reduce its expense base and has continued to use the capital markets for long-term liquidity.  These efforts are intended to create a business model that supports future earnings growth. However, there can be no assurance that the measures the Company has taken to transition its strategy to one more focused on the Company’s private education loan business will be successful.

For further information on the impact of these recent legislative activities and other developments, see Legislation and Regulations on page 43.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010

The Student Loan Corporation

By:	/s/ Joseph P. Guage
Joseph P. Guage Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s 1994 Annual Report on Form 10-K (File No. 1-11616).

10.10.1*	Amendment No. 1, dated as of March 23, 2010, to the Amended and Restated Omnibus Credit Agreement between the Company and CBNA.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith