Form 10-Q
period 2010-06-30
STUDENT LOAN CORP
filed 2010-08-06
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
______________________________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On August 2, 2010 there were 20,000,000 shares of The Student Loan Corporation’s common stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2010 and 2009	2

		Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2010 and 2009	4

		Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 24

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 – 46

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4 -	Controls and Procedures	47

Part II	Other Information

	Item 1A-	Risk Factors	48 – 53

	Item 6 -	Exhibits	53

Signature			54

Exhibit Index			55

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
NET INTEREST INCOME
Interest income	$283,323	$187,224	$540,144	$391,420
Interest expense	(188,864)	(116,340)	(360,712)	(262,458)
Net interest income	94,459	70,884	179,432	128,962
Provision for loan losses	(41,397)	(44,826)	(85,287)	(65,968)
Net interest income after provision for loan losses	53,062	26,058	94,145	62,994

OTHER INCOME
Gains on loans sold	–	17,864	–	17,864
Fee and other income	8,811	30,851	9,396	37,809
Total other income	8,811	48,715	9,396	55,673

OPERATING EXPENSES
Salaries and employee benefits	7,620	8,428	15,565	17,406
Write-off of funding commitment fee paid to principal stockholder	–	–	7,500	–
Other expenses	26,728	26,783	52,617	52,664
Total operating expenses	34,348	35,211	75,682	70,070

Income before income taxes	27,525	39,562	27,859	48,597
Provision for income taxes	6,704	14,300	6,579	15,813
NET INCOME	$20,821	$25,262	$21,280	$32,784

DIVIDENDS DECLARED AND PAID	$7,000	$7,000	$14,000	$35,600

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.04	$1.26	$1.06	$1.64
(based on 20,000,000 average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.35	$0.35	$0.70	$1.78

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Federally insured student loans	$28,574,666	$17,948,706
Private education loans	9,877,200	7,432,471
Deferred origination and premium costs	714,830	548,083
Allowance for loan losses	(173,565)	(149,098)
Student loans, net	38,993,131	25,780,162
Loans held for sale	4,713,030	2,409,267
Cash	876	17,998
Residual interests in securitized loans	–	820,291
Other assets	2,492,167	1,990,523
Total Assets	$46,199,204	$31,018,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings, payable to principal stockholder	$4,566,600	$5,131,000
Short-term secured borrowings, payable to the Department of Education	4,594,795	2,066,686
Long-term borrowings, payable to principal stockholder	3,541,000	4,391,000
Long-term secured borrowings	31,675,596	16,999,976
Deferred income taxes	165,569	410,546
Other liabilities	340,784	348,612
Total liabilities	44,884,344	29,347,820
Stockholders’ Equity
Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	143,136	141,869
Retained earnings	1,171,524	1,528,352
Total stockholders' equity	1,314,860	1,670,421
Total Liabilities and Stockholders' Equity	$46,199,204	$31,018,241

The table below presents the carrying amounts of certain assets and liabilities of The Student Loan Corporation’s (the Company) consolidated variable interest entities (VIEs) which are included in the Consolidated Balance Sheet above.  The assets in the table below include only those assets that can be used to settle obligations of the consolidated VIEs.  The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  The liabilities also exclude amounts for which creditors have recourse to the general credit of the Company.

CONSOLIDATED VIEs	June 30,
2010
(Unaudited)
ASSETS
Federally insured student loans	$26,792,612
Private education loans	5,821,788
Deferred origination and premium costs	569,237
Allowance for loan losses	(103,600)
Other assets(1)	2,001,122

LIABILITIES
Long-term secured borrowings	$31,675,596
Other liabilities	183,834

(1)	Amount primarily represents restricted cash and cash equivalents of $1.1 billion and accrued interest receivable of $0.8 billion

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$142,069	$141,923
Capital contributions and other changes	1,267	85
Balance, end of period	$143,336	$142,008

RETAINED EARNINGS
Balance, beginning of period	$1,528,352	$1,452,280
Net income	21,280	32,784
Cumulative effect of adoption of accounting standards, net of taxes of $218.4 million	(364,108)	–
Common dividends declared, $0.70 and $1.78 per common share for the six months ended June 30, 2010 and 2009, respectively	(14,000)	(35,600)
Balance, end of period	$1,171,524	$1,449,464

TOTAL STOCKHOLDERS' EQUITY	$1,314,860	$1,591,472

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$21,280	$32,784
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	5,353	5,156
Amortization of deferred loan origination and purchase costs	63,832	42,525
Provision for loan losses	85,287	65,968
Deferred tax provision	(25,864)	(36,499)
Other changes in loans held for sale including loan origination and purchase costs	(2,307,466)	(1,700,898)
Change in accrued interest receivable	(109,658)	(33,088)
Proceeds from loans sold	–	1,212,613
Gains on loans sold	–	(17,864)
Accreted interest on residual interests	–	(34,851)
Loss on residual interest valuation	–	84,543
Loss on servicing asset valuation	–	22,135
Cash received on residual interests in trading securitized assets	–	102,570
Change in other assets	(861)	161,775
Change in other liabilities	(6,713)	(49,583)
Other non-cash charges	9,880	2,942

Net cash used in operating activities	$(2,264,930)	$(139,772)

Cash flows from investing activities:
Change in loans	$760,843	$(527,368)
Change in loan origination and purchase costs	17,364	(10,849)
Change in restricted cash and cash equivalents	(102,984)	(118,570)
Capital expenditures on equipment and computer software	(3,349)	(3,826)

Net cash provided by (used in) investing activities	$671,874	$(660,613)

Cash flows from financing activities:
Net change in borrowings payable to principal stockholder with original maturities of three months or less	$(914,400)	$(4,409,800)
Proceeds from other short-term borrowings	2,719,440	1,718,666
Repayments of other short-term borrowings	(248,331)	(4,097,887)
Proceeds from long-term borrowings	2,001,677	9,024,161
Repayments of long-term borrowings	(1,968,452)	(1,386,728)
Dividends paid to stockholders	(14,000)	(35,600)

Net cash provided by financing activities	$1,575,934	$812,812

Net (decrease) increase in cash	$(17,122)	$12,427
Cash - beginning of period	17,998	595

Cash - end of period	$876	$13,022

Supplemental disclosure:
Cash paid for:
Interest	$321,362	$341,325
Income taxes, net	$43,817	$33,620

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements of The Student Loan Corporation (the Company), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, SLC Student Loan Receivables I, Inc, SLC Conduit I LLC and its consolidated securitization trusts that are Variable Interest Entities (VIEs) and for which the Company is the primary beneficiary.  SLC Student Loan Receivables I, Inc. is a special-purpose entity formed in 2001 for the purpose of acquiring student loans originated or acquired by the Company and transferring such loans to, and depositing such loans in, securitization trusts. SLC Conduit I LLC is a limited liability company formed in 2009 for the purpose of acquiring Federal Family Education Loan (FFEL) Program loans originated or acquired by the Company and issuing funding notes to the U.S. Department of Education (the Department) sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit).  All intercompany balances and transactions have been eliminated.

The Company, which has a trust agreement to originate loans through Citibank, N.A. (CBNA), is an originator, manager and servicer of private education loans.  In addition, the Company owns and services a portfolio of loans made in accordance with federally sponsored guaranteed student loan programs.  CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and six months ended June 30, 2010 may not be indicative of the results for the full year ending December 31, 2010. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2009 Annual Report on Form 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2010.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in the future could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in credit losses in excess of established reserves in the Allowance for loan losses.

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

Allowance for Loan Losses

The Company’s allowance for loan losses provides a reserve for estimated probable credit losses incurred in its FFEL Program and private education loan portfolios. Losses that are probable and estimable are expensed currently which increases the provision for loan losses.  Actual losses are charged against the reserve as they occur, and subsequent recoveries are credited back to the reserve.

For FFEL Program loans, the Company divides the portfolio into pools with similar risk characteristics based on loan program type and loan status (in-school, grace, forbearance, repayment, and delinquency). For private education loans, the pools are divided based on loan program type, school type, loan status, underwriting criteria and insurance coverage. The allowance for each of these portfolios is based upon a migration analysis which utilizes historical delinquency and credit loss experience, generally developed using six months of historical data, applied to the current aging of the portfolio. Credit loss experience is based on net credit losses, after incorporating the impact of credit risk insurance coverage obtained from third parties on certain loans and any risk-sharing agreements with certain schools. The Company evaluates the output of the migration analysis and may make adjustments based on its consideration of current trends and conditions, including, among other things, lending and collection policy changes, regulatory changes and general economic conditions affecting borrowers, private insurers, risk sharers, and higher education institution clients. Counterparty exposures are assessed on a quarterly basis by evaluating payment performance trends, available financial performance, internal and external credit ratings, and news events.  If the Company believes that it is probable that any one of the counterparties will be unable to meet its contractual obligations, additional reserves are recorded to reflect such event.

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

Historically, the Company retained interests in off-balance sheet securitization trusts in the form of residual interests, servicing assets, and retained notes.  All of the Company’s retained interests were recorded at fair value in accordance with GAAP.  Unrealized gains and losses on retained interests were reported in Fee and other income. Accreted interest on residual interests was reported in Interest income.  The Company estimated the fair value of the residual interests and servicing assets using an income approach which determined the present value of expected future cash flows using modeling techniques that incorporated management's best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

The Company receives cash from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

For additional information on the Company's securitization activities see Note 8.

Loans Financed through Department of Education Programs

The Company has funded certain of its FFEL Program loans through the Conduit.  The funding received from the Conduit is accounted for as secured borrowings.  These borrowings are recorded in long-term secured borrowings and the student loans pledged as collateral are recorded in Federally insured student loans on the Company’s Consolidated Balance Sheets.  See Note 5 for additional information regarding the Conduit.

The Company also obtains debt financing through the Department’s Loan Participation Purchase Program (the Participation Program).  The borrowings through the Participation Program are collateralized by FFEL Program Stafford and PLUS loans which are recorded in Loans held for sale on the Company’s Consolidated Balance Sheets.  Loans funded under the Participation Program are sold to the Department pursuant to the Department’s Loan Purchase Commitment Program (the Purchase Program).  Additional information pertaining to the Company’s borrowings through the Participation Program can be found in Note 5.

Loans Held for Sale

Management continually assesses its future loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale requirements. These loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value.  During 2010 and 2009, loans held for sale were composed of loans to be sold to the Department under the Purchase Program, which provides for a purchase price that is higher than the carrying value of the loans.  For both the three and six months ended June 30, 2010 and 2009, the fair value of loans held for sale exceeded cost.  Accordingly, no valuation allowance was necessary.

Changes in the Company’s loans held for sale are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$4,293,521	$2,156,498	$2,409,267	$1,072,316
Originations and purchases	485,475	689,727	2,509,485	1,854,899
Transfers back into the operating loan portfolio	(2,372)	–	(3,703)	(3,812)
Loan sales	–	(1,194,743)	–	(1,194,749)
Other (1)	(63,594)	(76,829)	(202,019)	(154,001)
Balance at end of period	$4,713,030	$1,574,653	$4,713,030	$1,574,653

(1)	Amounts include, among other things, borrower principal payments and loan cancellations.

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

Derivatives

The Company currently has one cross-currency swap and one interest rate swap.  The cross-currency swap is intended to manage the Company’s exposure to foreign currency exchange rate fluctuations related to its Euro denominated secured borrowing.  The Company’s interest rate swap is intended to economically hedge the Company’s exposure resulting from fluctuations between prime and London Interbank Offered Rate (LIBOR) related to certain of its secured borrowings collateralized by private education loans.

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

Accounting Changes

Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU clarifies that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. However, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This ASU was effective beginning with the first quarter of 2010.

Additional Disclosures Regarding Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  This ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

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

The consolidation of the Company’s previously unconsolidated securitization trusts on January 1, 2010 had the following impact on the Company’s Consolidated Balance Sheet:

January 1,
(Dollars in thousands)	2010
(Unaudited)
Assets:
Federally insured student loans	$11,825,513
Private education loans	2,064,716
Deferred origination and premium costs	247,902
Allowance for loan losses	(6,987)
Student loans, net	14,131,144
Residual interest in securitized loans	(820,291)
Other assets	274,666
Total Assets	$13,585,519

Liabilities and Stockholders’ Equity:
Long-term secured borrowings	$14,165,862
Deferred income taxes	(219,113)
Other liabilities	2,878
Total Liabilities	13,949,627
Retained earnings	(364,108)
Total Liabilities and Stockholders' Equity	$13,585,519

2.	FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loans losses will be effective for reporting periods ending on or after December 15, 2010, while disclosures for activity during a reporting period that occurs in the loan and allowance for loan losses accounts will be effective for reporting periods beginning on or after December 15, 2010.

Potential Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing financial instruments. Upon completion of the standards, the Company will need to reevaluate its accounting and disclosures. The FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. This project will have a significant impact to the Company. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals at this time.

3.	STUDENT LOANS

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.

The Company’s loans are summarized by program type as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Federal Stafford Loans	$11,206,066	$10,414,533
Federal Consolidation Loans	15,645,435	5,864,695
Federal SLS/PLUS/HEAL Loans	1,723,165	1,669,478
Private education loans	9,877,200	7,432,471
Total student loans held, excluding deferred costs	38,451,866	25,381,177
Deferred origination and premium costs	714,830	548,083
Student loans held	39,166,696	25,929,260
Less: allowance for loan losses	(173,565)	(149,098)
Student loans held, net	38,993,131	25,780,162
Loans held for sale, excluding deferred costs	4,659,978	2,381,026
Deferred origination and premium costs	53,052	28,241
Loans held for sale	4,713,030	2,409,267
Other loans and lines of credit (1)	168	5,616
Total loan assets	$43,706,329	$28,195,045

(1)	Recorded in Other Assets and included in Other in Note 4.

4.OTHER ASSETS

Other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Accrued interest receivable:
from student loan borrowers	$1,137,351	$889,461
from federal government	7,708	1,607
Restricted cash and cash equivalents	1,082,178	690,536
Income taxes receivable	127,450	114,077
Deferred financing fees	91,164	39,667
Equipment and computer software (1)	22,504	24,745
Servicing asset from securitization activity	–	176,587
Retained notes from securitization activities	–	19,750
Other	23,812	34,093
Total other assets	$2,492,167	$1,990,523

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $68.8 million and $67.0 million at June 30, 2010 and December 31, 2009, respectively.

5.	SHORT- AND LONG-TERM BORROWINGS

The following table summarizes the Company’s total borrowings:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Interest Rates	Ending Balance	Ending Balance
Unsecured borrowings:
Short-term borrowings, payable to principal stockholder	0.31% to 2.90%	$4,566,600	$5,131,000
Long-term borrowings, payable to principal stockholder	2.67% to 5.39%	3,541,000	4,391,000
Total unsecured borrowings		$8,107,600	$9,522,000

Secured borrowings:
Short-term secured borrowings	0.71%	$4,594,795	$2,066,686
Senior notes on long-term secured borrowings from on-balance sheet securitizations(1)	0.37% to 4.75%	20,703,574	6,812,894
Subordinated notes on long-term secured borrowings from on-balance sheet securitizations(1)	0.60% to 2.29%	789,990	–
Long-term secured borrowings from the Conduit(2)	0.72%	10,182,032	10,187,082
Total secured borrowings		$36,270,391	$19,066,662
Total Borrowings		$44,377,991	$28,588,662

(1)	Interest due on secured borrowings from the Company’s on-balance sheet securitizations is variable based on either 3-Month LIBOR, 1-Month LIBOR or prime, plus a fixed premium.

(2)	Interest due on secured borrowings from the Conduit is variable based on the rates at which the Conduit is able to issue commercial paper, plus fixed costs associated with the Conduit.

The Company’s Amended and Restated Omnibus Credit Agreement, entered into on January 29, 2010 (Amended and Restated Omnibus Credit Agreement) as executed provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount by $1.0 billion to $5.6 billion.  After completing another securitization in July 2010, the Company further reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.

The $8.1 billion of borrowings outstanding at June 30, 2010 under the terms of the Omnibus Credit Agreement dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement) will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The borrowings outstanding under the Original Omnibus Credit Agreement are also subject to the representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default contained in the Amended and Restated Omnibus Credit Agreement.

At June 30, 2010, $2.5 billion of the Company’s outstanding unsecured borrowings under the Original Omnibus Credit Agreement and $2.1 billion of the Company’s secured borrowings from certain of its private education loan securitizations included interest rate floor derivatives embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in ASC 815 and, therefore, do not require bifurcation.

At June 30, 2010 and December 31, 2009, $0.2 billion of the Company’s senior notes from securitizations is denominated in Euros and $0.1 billion of subordinated notes remains available for issuance.  At June 30, 2010, the total authorized long-term secured borrowings of $31.8 billion were collateralized by $26.8 billion of FFEL Program loans and $5.8 billion of private education loans.  Principal payments on the secured borrowings are made as principal amounts are collected on the collateralized loans.  The secured borrowings from the Company’s on-balance sheet securitizations mature from September 2014 through February 2045.  Secured borrowings related to the Conduit will mature before the expiration of the Conduit Program in January 2014.

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

6.	FEE AND OTHER INCOME

Fee and other income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Late fees	$2,899	$792	$7,801	$2,476
Net mark-to-market gain (loss) on interest rate derivative	4,251	–	(89)	–
Gain (loss) on foreign currency translation net of mark-to-market (loss) gain on foreign currency swap	1,006	(1,153)	185	1,098
Other origination and servicing fees from CBNA	264	2,017	788	4,165
Net gains from securitization retained interests and related derivatives	–	28,720	–	29,247
Other income	391	475	711	823
Total fee and other income	$8,811	$30,851	$9,396	$37,809

7.	RELATED PARTY TRANSACTIONS

CBNA, an indirect wholly owned subsidiary of Citigroup, owns 80% of the outstanding common stock of the Company.  Pursuant to various intercompany agreements, a number of significant transactions are carried out between the Company and Citigroup, CBNA and/or their affiliates. Related party agreements with CBNA include the Amended and Restated Omnibus Credit Agreement, a tax-sharing agreement and student loan originations and servicing agreements.  In addition, the Company maintains a trust agreement with CBNA through which it originates FFEL Program loans.  Also, the Company has an agreement for education loan servicing with Citibank (South Dakota), National Association.  Management believes that the terms under which these transactions and services are provided are no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-off and asset sales. The Company’s management is currently working with Citi Holdings and third parties with respect to possible disposition and combination alternatives regarding Citigroup’s ownership in the Company and / or the Company’s ownership of some or all of its assets.

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Revenues:
Interest income	$112	$117	$152	$267
Interest expense	87,933	89,967	174,651	206,623
Fee and other income (loss):
Derivative valuation gain (loss)	–	42,886	(267)	96,464
Other origination and servicing fees	264	2,017	788	4,165

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$1,530	$1,670	$3,081	$3,366
Stock-based compensation	300	321	615	304
Other expenses
Servicing, professional and other fees paid	14,616	15,593	29,579	31,415
Data processing and communications	2,397	1,986	4,846	3,945
Premises	534	533	1,059	1,088
Write-off of funding commitment fee	–	–	7,500	–
Other	657	842	1,505	1,491

Funding Agreements

On January 29, 2010, the Company entered into the Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement and is effective as of January 1, 2010.  The Company’s unsecured borrowings at December 31, 2009 represent borrowings outstanding under the terms of Original Omnibus Credit Agreement.  The Amended and Restated Omnibus Credit Agreement, as executed, provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the credit agreement by a total of $1.0 billion to $5.6 billion.  After completing another securitization in July 2010, the Company further reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $4.6 billion. The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.

All of the Company’s outstanding short- and long-term unsecured borrowings were incurred under the terms of the Original Omnibus Credit Agreement.  At June 30, 2010 the Company had outstanding short- and long-term unsecured borrowings with CBNA of $4.6 billion and $3.5 billion, respectively, and $5.1 billion and $4.4 billion, respectively, at December 31, 2009.

When the Amended and Restated Omnibus Credit Agreement was executed, the Company paid an upfront funding commitment fee of $57.0 million to secure the funding commitment.  For the three and  six months ended June 30, 2010, the Company recognized amortization of the upfront funding commitment fee of $11.8 million and $26.0 millions, respectively, which is included in Interest expense.  The Company also recorded a $7.5 million write down of the upfront funding commitment fee in conjunction with the loan commitment reduction for the six months ended June 30, 2010, which is included as a component of Operating expense. Under this agreement, CBNA also charges a monthly fee on the undrawn balance, for which the Company recognized $17.4 million and $32.3 million, respectively, for the three and six months ended June 30, 2010 in Interest expense.

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

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.1 billion and $0.7 billion for the three and six months ended June 30, 2010, respectively, as compared to $0.1 billion and $0.2 billion for the three and six months ended June 30, 2009, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $0.9 million and $4.7 million for the three and six months ended June 30, 2010, respectively, as compared to $0.4 million and $1.1 million for the three and six months ended June 30, 2009, respectively.  At June 30, 2010, the Company was committed to purchase CitiAssist loans of $0.1 billion.

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

The Company also entered into similar securitization transactions that did not qualify for sale treatment and, accordingly, were accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.  The Company’s FFEL Program loans that are funded through the Conduit are funded indirectly through the sale of asset-backed commercial paper to private investors and are also accounted for as secured borrowings with the transferred assets remaining on-balance sheet.  See Notes 1 and 5 for additional details about the Company's secured borrowings.

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

For an understanding of the carrying amount of assets pledged as collateral for secured borrowings through securitizations and the related liabilities at June 30, 2010, refer to the table included on the Consolidated Balance Sheet.  The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trust.

Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support, but has never provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the Company’s securitization activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Student loans securitized (1)	$–	$–	$1,899,710	$587,285
Student loans funded through the Conduit (1)	–	8,543,157	547,541	8,543,157
Total student loans funded through securitization financings (1)	$–	$8,543,157	$2,447,251	$9,130,442

Net proceeds from student loans securitized (2)	$–	$–	$1,459,441	$546,126
Net proceeds from student loans funded through the Conduit during the current period (2)	–	8,492,288	533,632	8,492,288
Total net proceeds from securitization financings(2)	$–	$8,492,288	$1,993,073	$9,038,414

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.

(2)	Amounts represent net proceeds from loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans funded through securitization financings and net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations at December 31, 2009:

	December 31, 2009
(Dollars in thousands)	FFEL Program Loans	Private Education Loans
Principal amounts	$11,830,320	$2,066,492
Retained interests	868,529	148,099

The following table reflects amounts received from previously off-balance sheet securitization trusts:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2009
Cash received for servicing	$19,622	$39,688
Cash received on residual interests	48,711	102,570
Cash received on retained notes	610	1,391

During the three and six months ended June 30, 2009, the Company earned $19.5 million and $39.5 million, respectively, of contractually specified servicing fees.  The company also earned $0.6 million and $1.3 million of interest on retained notes for the three and six months ended June 30, 2009, respectively.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$–	$200,798	$176,587	$208,133
Changes in fair value due to changes in inputs and assumptions	–	(6,798)	–	(5,586)
Other changes (1)	–	(8,002)	(176,587)	(16,549)
Balance at end of period	$–	$185,998	$–	$185,998

(1)
Amount for the six months ended June 30, 2010 represents the elimination of servicing assets as the Company consolidated previously off-balance sheet securitization trusts as a result of changes in accounting standards.  Amount for the three and six months ended June 30, 2009 represents the effects of excess servicing income received and the passage of time.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which are recorded in Fee and other income:

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2009	2009
Losses related to residual interests	$(18,884)	$(84,543)
Servicing revenue net of valuation gains and losses on servicing assets	4,718	17,326
Mark-to-market gains on derivatives	42,886	96,464
Net gains from securitization retained interests and related derivatives	$28,720	$29,247

The Company utilized discounted cash flow models to measure the fair value of its residual interests and servicing assets. These models required management to make certain assumptions which, while based on relevant internal and external data, inherently involved significant judgment and uncertainty.  Key assumptions utilized to measure the fair value of these retained interests include discount rates, basis spreads, anticipated net credit loss rates, anticipated prepayment rates and projected borrower benefit utilization rates.  The Company’s discount rate was the sum of a risk-free rate and a risk premium, which reflected the prevailing economic and market conditions at the balance sheet date.

The key assumptions used to value the residual interests of securitized trusts were as follows:

December 31,
2009
Discount rates:
FFEL Program Consolidation Loans	11.10%
FFEL Program Stafford and PLUS loan	11.10%
Private education loans	16.85%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.16% to 0.58%
FFEL Program Stafford and PLUS loan	4.44%
Private education loans	3.45%
Anticipated credit losses, net of insurance and guarantees:
FFEL Program Consolidation Loans	0.27%
FFEL Program Stafford and PLUS loan	0.57%
Private education loans	0.90%
Basis spread between LIBOR and Commercial Paper rates	16 basis points
Utilization rates of borrower benefits:
Automated clearing house	2.6% to 38.1%
On time payments	0% to 34.5%

The key assumptions used to value the servicing assets of trusts related to securitization sales were as follows:

December 31, 2009
Discount rates:
FFEL Program Consolidation Loans	5.39%
Private education loans	5.89%
Constant prepayment rates:
FFEL Program Consolidation Loans	0.16% to 0.58%
Private education loans	3.45%
Weighted average servicing margin	20 basis points

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	December 31, 2009

Principal amounts	$13,896,812
Delinquencies	553,463

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:
	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2009

Credit losses, net of recoveries:	$3,047	$5,825

9.	DERIVATIVE AGREEMENTS

The Company currently has one cross-currency swap and one interest rate swap.  The cross-currency swap is intended to economically hedge the Company’s exposure to foreign currency exchange rate fluctuations on its Euro denominated secured borrowing and matures at the earlier of the date at which the respective notes mature, the trust loan assets have been liquidated or 2032.  The Company’s interest rate swap relates to one of the Company’s securitization trusts that was consolidated as a result of changes in accounting standards and was included within the Company’s financial statements beginning in the first quarter of 2010.  The interest rate swap is intended to economically hedge the trusts’ risk resulting from fluctuations between prime and LIBOR and matures in 2017.

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

The Company’s derivative instruments do not qualify for hedge accounting under ASC 815.

The fair values of the Company’s derivatives are included in Other Assets and Other Liabilities, respectively, and are provided in the table below:

	June 30, 2010			December 31, 2009
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Prime-LIBOR swap	$1,860,786	$17,222	$–	$–	$–	$–
Foreign currency swap	232,050	–	48,442	232,050	–	17,381

Gains and losses on the Company’s derivatives are recorded in Fee and Other Income and are provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
(Losses) gains on foreign currency swap	$(18,074)	$10,037	$(31,060)	$2,688
Gains (losses) on prime-LIBOR swap	4,251	–	(89)	–
Gains on LIBOR-based swaps	–	3,862	–	10,431
Gains on interest rate floor options	–	39,024	–	86,033
Net (losses) gains on derivatives	$(13,823)	$52,923	$(31,149)	$99,152

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS (ASC 825-10)

The estimated fair value of the Company’s financial instruments is presented in the following table:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Federally insured student loans	$33,752,495	$34,217,228	$20,719,055	$20,368,741
Private education loans	9,953,834	7,937,497	7,475,990	5,014,558
Cash and restricted cash and cash equivalents	1,083,054	1,083,054	708,534	708,534
Accrued interest receivable	1,145,059	1,089,414	891,069	776,524
Derivative assets	17,222	17,222	–	–
Residual interests in loans securitized	–	–	820,291	820,291
Servicing assets	–	–	176,587	176,587
Retained notes from securitization sales	–	–	19,750	19,750
Financial Liabilities:
Short-term borrowings	$9,161,395	$9,167,166	$7,197,686	$7,219,301
Long-term borrowings	35,216,596	34,340,556	21,390,976	21,412,849
Derivative liabilities	48,442	48,442	17,381	17,381
Interest payable	76,416	76,416	63,898	63,898

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

The difference between fair value and carrying value may vary from period to period based on changes in a wide range of factors, including returns required by investors in financial instruments, LIBOR and Commercial Paper (CP) interest rates, portfolio mix of variable and fixed rate loans, growth of the portfolio, timing of contractual repricing, portfolio age, default rates and maturity or contractual settlement dates.

Total Loan Assets

The fair value of the Company’s FFEL Program loans classified as held for sale which the Company has the ability and intent to sell to the Department under the Purchase Program, was determined using contractual sales price.  The fair value of all other loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates.  The carrying value is presented net of the allowance for loan losses.

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

Derivatives

The fair value of derivative instruments was based upon quotes received from counterparties.  These quotes are based on the counterparties’ proprietary models utilizing specific terms and conditions of the derivatives and other market observable inputs.  Derivatives are recorded at fair value in the Company’s Consolidated Financial Statements.  For additional information about the Company’s derivatives, see Note 9.

Residual Interests in Loans Securitized, Servicing Assets and Retained Notes

The fair value of the residual interests in the loans securitized, servicing assets, and retained notes (collectively, retained interests) at December 31, 2009 were determined using a discounted cash flow model.  At December 31, 2009, retained interests from securitization were recorded at fair value in the Company’s Consolidated Financial Statements.  For more information on student loan securitizations, see Note 8.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Level 2	Level 3 (1)	Level 2	Level 3
Assets:
Other assets (2)	$17,222	$–	$–	$196,337
Residual interests in securitized loans	–	–	–	820,291
Total Assets	$17,222	$–	$–	$1,016,628

Liabilities:
Other liabilities	$48,442	$–	$17,381	$–

(1)
As a result of changes in accounting standards effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated securitizations trusts, the Company no longer has any retained interests in off-balance sheet securitizations, which were previously recorded in Level 3.

(2)
Amount reported in Level 2 at June 30, 2010 represents an interest rate swap from one of the Company’s securitization trusts that was consolidated as a result of changes in accounting standards, effective January 1, 2010.

Derivatives

The fair value of the derivatives instruments was based upon quotes received from counterparties.  These quotes are based on the counterparties’ proprietary models utilizing specific terms and conditions of the derivatives and other market observable inputs.  Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and in the Company’s Consolidated Financial Statements. For more information on derivatives, see Note 9.

Retained Interests in Securitized Loans

During 2009, the Company classified its residual interests, servicing assets and retained notes in its off balance-sheet securitizations as Level 3 instruments and utilized discounted cash flow models to measure the fair value. These models required management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty.  At June 30, 2009, all of the Company’s retained interests in off-balance sheet securitizations were recorded at fair value in the Company’s Consolidated Financial Statements.  For more information on loan securitizations, see Note 8.

The following table presents the changes in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Residual interests in securitized loans:
Balance at beginning of period	$–	$841,081	$820,291	$942,807
Total gains and losses (realized/unrealized) included in earnings:
Interest income	–	17,059	–	34,851
Fee and other income	–	(18,884)	–	(84,543)
Purchases, issuances and settlements (1)	–	(48,711)	(820,291)	(102,570)
Balance at end of period	$–	$790,545	$–	$790,545

Unrealized losses relating to assets still held at the reporting date (2)	$–	$(18,884)	$–	$(84,543)

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$–	$267,285	$196,337	$274,620
Total losses (realized/unrealized) included in earnings:
Fee and other income	–	(4,415)	–	(1,057)
Purchases, issuances and settlements (1)	–	(10,385)	(196,337)	(21,078)
Balance at end of period	$–	$252,485	$–	$252,485

Unrealized losses relating to assets still held at the reporting date (2)	$–	$(6,798)	$–	$(5,586)

(1)
Amount reported for the six months ended June 30, 2010 represents the elimination of the Company's residual interests and servicing assets as in its previously off-balance sheet securitization trusts as a result of changes in accounting standards which resulted in the consolidation of these trusts.

(2)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

Items Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These include assets such as loans held for sale that are measured at the lower of cost or fair value, in which fair value is determined using contractual sales price and therefore classified in Level 1 of the fair value hierarchy.

For both the three and six months ended June 30, 2010 and 2009, the fair value of loans held for sale exceeded cost and no write down was necessary.

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

•
the effects of legislative and regulatory changes that affect the demand for, collectability of and interest rates on student loans, especially the establishment of certain fixed rates of interest on Federal Family Education Loan (FFEL) Program loans, as well as the Health Care and Education Reconciliation Act of 2010 which eliminated the origination of new FFEL Program loans as of July 1, 2010;

•	the success of the Company’s strategic repositioning efforts, including a more refined origination strategy and pricing changes on its private education loan originations;

•	the success of the Company’s marketing and sales efforts to grow and improve the profitability of its private education loan business;

•
actual credit losses, loan collection strategies and their impact on delinquency rates, including but not limited to those associated with changes to the Company’s loss mitigation programs, and the adequacy of loan loss reserves;

•	any change in ownership of the Company or its assets that could result from the potential disposition by CBNA or other potential asset dispositions by the Company;

•
fluctuations in interest rates and between various interest rate indices, particularly the manner in which short-term rates affect the Company’s funding costs, consolidation rates, the rates at which interest accrues on its loan portfolio and the effects of interest rate fluctuations on the demand for student loans;

•	the amount of loan subsidies and any effect on the Company’s net interest margin;

•	general economic conditions, including, without limitation, the performance of financial markets and unemployment rates;

•	the availability of alternative financing options to students and their parents, including competitive products offered by other lenders;

•	the amount of financial aid available to students and their parents and the cost of education;

•	prepayment rates on student loans and the quality and profitability of those loans that move into repayment status, as well as actual experience with the repayment cycle of the loan portfolio;

•	the performance of the Company’s loan portfolio servicers, insurers, risk-sharers and higher education institution clients;

•	the Company’s and other servicers’ ability to continue to service the loan portfolio in accordance with their contractual obligations;

•	loan origination costs; and

•	the adequacy of the Company’s capital expenditures and of funds allocated for future capital expenditures.

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes, the Company’s 2009 Annual Report on Form 10-K, and the Company’s Form 10-Q for the quarter ended March 31, 2010.

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

Results of Operations – a review of the Company’s results of operations for the three and six months ended June 30, 2010 and 2009 and discussion of the key factors impacting those results.

Liquidity and Capital Resources – an analysis of the Company’s sources and uses of cash and capital obligations.

Legislation and Regulations – a discussion of legislative activities that affect the student loan industry.

Business Overview

The Company is one of the nation’s leading originators and holders of student loans providing a full range of education financing products and services to meet the needs of students, parents, schools and lenders. The Company was incorporated in 1992 under the laws of the State of Delaware. CBNA owns 80% of the Company’s outstanding common stock and is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup).  The Company, which has a trust agreement to originate loans through CBNA, is an originator, manager and servicer of private education loans.  In addition, the Company owns and services a portfolio of loans made in accordance with historical federally sponsored guaranteed student loan programs.  The Company is committed to providing exceptional service to borrowers and schools, offering competitive and innovative products with solutions that allow students and their families to finance the education of their choice.

The majority of the Company’s loans have been originated and guaranteed under the FFEL Program, authorized by the U.S. Department of Education (the Department) under the Higher Education Act of 1965, as amended (the Higher Education Act).  Following the passage of H.R. 4872, the Health Care and Education Reconciliation Act of 2010, effective July 1, 2010, all new federally sponsored guaranteed student loans are being originated through the Federal Direct Loan Program.  In compliance with this regulatory change, the Company is continuing to make disbursements on existing FFEL Program loans, however is no longer originating new loans under the FFEL Program.

While the elimination of the FFEL Program affects a portion of the Company’s strategy, since 2007, management has pro-actively repositioned the Company towards an increased focus on its private education loan business.  Strategic repositioning activities include, among other things, changes in the private education loan underwriting process and modifications to the Company’s risk-based pricing.  The Company has also taken initiatives to reduce its expense base and has continued to use the capital markets for long-term liquidity.  These actions, in combination with the Company’s extensive experience in originating and managing private education loans, which it introduced in 1997, provide a strong foundation as the Company continues its mission to assist students with financing the education of their choice.  With the benefit of its experience and reputation in student lending, the Company will continue to offer competitively priced private education loans for undergraduate, graduate, and professional students.

The earnings of the Company are primarily generated by the spread between the interest earned on its loan assets and the interest paid on its borrowings.  Net interest income is impacted by, among other things: spread changes between the 90-day Commercial Paper rate as published by the Department (CP), the prime rate or the 91-day Treasury Bill rate and London Interbank Offered Rate (LIBOR); credit premiums on the Company’s debt; utilization rates of borrower benefits; private education loan pricing changes; and portfolio growth or contraction.

The Company utilizes funding from various sources for liquidity and to fund new loan originations including, securitizations, government sponsored programs and borrowings from CBNA.  The Department sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit) provides funding to the Company for certain of its FFEL Program Stafford and PLUS loans which were fully disbursed by September 30, 2009.  In addition, since December 2008 the Company has been utilizing the Department’s Loan Participation Purchase Program (the Participation Program) and Loan Purchase Commitment Program (the Purchase Program) available through the Ensuring Continued Access to Student Loans Act (ECASLA) to fund new FFEL Program Stafford and PLUS loan originations.

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

Business Highlights

During the second quarter, the Company experienced sequential improvement in its net interest margin primarily reflecting the benefits of higher margins and lower deferred origination and premium costs on the Company’s newer private education loan vintages.

In response to regulatory guidance, the Company is in the process of implementing changes to its private education loan loss mitigation programs.  The Company expects that these changes, when implemented, will decrease the balance of loans in forbearance status and increase delinquencies and credit losses.  The Company has increased its allowance for loan losses for its estimate of inherent losses associated with these policy changes.

In addition, the Company has continued to see an increase in net credit losses primarily due to performance deterioration caused by the economic environment and seasoning of the Uninsured CitiAssist Standard and Custom portfolios.  Credit loss experience in 2010 has generally been consistent with expectations and, as a result, no increases in the Company’s allowance for loan losses have been required.

During July 2010, the Company paid down $1.5 billion of grandfathered borrowings under the Omnibus Credit Agreement dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement) by initially utilizing borrowings from the Amended and Restated Omnibus Credit Agreement, raised $0.9 billion in a FFEL Program loan securitization transaction and reduced the aggregate commitment under the Amended and Restated Omnibus Credit Agreement by $1.0 billion.

Impacts of Changes in Accounting Standards on the Company’s Financial Statements

Changes in accounting standards that were effective January 1, 2010 have significantly impacted the Company’s balance sheet and results of operations as of and for the three and six months ended June 30, 2010.  These changes resulted in the consolidation of assets previously sold to unconsolidated securitization trusts and the debt issued by those trusts.  This also resulted in the elimination of retained interests related to those securitizations along with the related mark-to-market gains and losses.  The cumulative effect of adopting these new accounting standards on January 1, 2010 resulted in an aggregate after tax charge to retained earnings of $364.1 million.  For additional information about the adoption on January 1, 2010, see Note 1 to the Consolidated Financial Statements.

In addition, the Company now recognizes in its financial statements the net interest income of these trusts along with loan loss provisions, mark-to-market gains and losses on derivatives held by the trusts and trust operating expenses.  The tables below highlight the consolidating balance sheet and income statement as of and for the three and six months ended June 30, 2010:

Balance Sheet
	June 30, 2010
	(Unaudited)
(Dollars in thousands)	SLC and Previously Consolidated Subsidiaries(1)	Subsidiaries Consolidated on 1/1/2010(2)	Total Consolidated(3)
Assets:
Federally insured student loans	$17,230,290	$11,344,376	$28,574,666
Private education loans	7,931,285	1,945,915	9,877,200
Deferred origination and premium costs	489,800	225,030	714,830
Allowance for loan losses	(167,221)	(6,344)	(173,565)
Student loans held for sale	4,713,030	–	4,713,030
Cash	876	–	876
Other assets	2,018,632	473,535	2,492,167
Total Assets	$32,216,692	$13,982,512	$46,199,204

Liabilities and stockholders’ equity:
Short- and long-term borrowings, payable to principal stockholder	$8,107,600	$–	$8,107,600
Short-term secured borrowings, payable to Department of Education	4,594,795	–	4,594,795
Long-term secured borrowings	18,127,105	13,548,491	31,675,596
Deferred income taxes	165,569	–	165,569
Other liabilities	311,090	29,694	340,784
Net intercompany payables and receivables	(404,327)	404,327	–
Common stock and Additional Paid-in Capital	143,336	–	143,336
Retained earnings	1,171,524	–	1,171,524
Total Liabilities and Stockholders’ Equity	$32,216,692	$13,982,512	$46,199,204

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

(3)	Represents the Company’s Consolidated Balance Sheet at June 30, 2010.

Statement of Income
	Three Months Ended June 30, 2010
	(Unaudited)
(Dollars in thousands)	Impact from SLC and Previously Consolidated Subsidiaries(1)(4)	Impact from Subsidiaries Consolidated on 1/1/2010(2)(4)	Total Consolidated(3)
Interest income	$201,635	$81,688	$283,323
Interest expense	(168,654)	(20,210)	(188,864)
Net interest income	32,981	61,478	94,459
Provision for loan losses	(39,330)	(2,067)	(41,397)
Fee and other income (loss)	3,371	5,440	8,811
Salaries and employee benefits	(7,620)	–	(7,620)
Other expenses	(26,713)	(15)	(26,728)
Provision for income taxes	(6,704)	–	(6,704)
Total Net (Loss) Income	$(44,015)	$64,836	$20,821

(1)
Represents The Student Loan Corporation and its subsidiaries that were consolidated under accounting standards in effect prior to the adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitizations.  In addition, this includes the costs the Company incurs to service the loans that were consolidated on January 1, 2010.

(2)
Represents the Company’s subsidiaries that were consolidated upon adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitization trusts.  The costs the Company incurs to service the loans in these trusts is not captured in this column.

(3)	Represents the Company’s Consolidated Income Statement for the three months ended June 30, 2010.

(4)	All intercompany income and expense including, among other things, servicing fee revenue and expense have been excluded.

	Six Months Ended June 30, 2010
	(Unaudited)
(Dollars in thousands)	Impact from SLC and Previously Consolidated Subsidiaries(1)(4)	Impact from Subsidiaries Consolidated on 1/1/2010(2)(4)	Total Consolidated(3)
Interest income	$380,794	$159,350	$540,144
Interest expense	(321,939)	(38,773)	(360,712)
Net interest income	58,855	120,577	179,432
Provision for loan losses	(80,805)	(4,482)	(85,287)
Fee and other income (loss)	6,759	2,637	9,396
Salaries and employee benefits	(15,565)	–	(15,565)
Write-off of funding commitment fee paid to principal stockholder	(7,500)	–	(7,500)
Other expenses	(52,565)	(52)	(52,617)
Provision for income taxes	(6,579)	–	(6,579)
Total Net (Loss) Income	$(97,400)	$118,680	$21,280

(1)
Represents The Student Loan Corporation and its subsidiaries that were consolidated under accounting standards in effect prior to the adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitizations.  In addition, this includes the costs the Company incurs to service the loans that were consolidated on January 1, 2010.

(2)
Represents the Company’s subsidiaries that were consolidated upon adoption of accounting standards on January 1, 2010, which resulted in the consolidation of the Company’s previously off-balance sheet securitization trusts.  The costs the Company incurs to service the loans in these trusts is not captured in this column.

(3)	Represents the Company’s Consolidated Income Statement for the six months ended June 30, 2010.

(4)	All intercompany income and expense including, among other things, servicing fee revenue and expense have been excluded.

In 2009, the Company’s statement of income included certain income items which were not recorded in 2010 due to the change in accounting standards.  The table below represents these amounts for the three and six months ended June 30, 2009:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
(Amounts reported in thousands)	(Unaudited)	(Unaudited)

Interest income:
Accreted interest on residual interests	$17,059	$34,851
Fee and other income:
Servicing fee revenue	19,519	39,462
Net mark-to-market gains (losses) on retained interests and derivatives	9,201	(10,215)

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

Financial Condition

Loans

At June 30, 2010, the Company’s student loan assets were composed of FFEL Program loans, private education loans, a portfolio of loans held for sale and related deferred costs.

See Note 3 to the Consolidated Financial Statements for a presentation of the loan portfolio by program type.

At June 30, 2010, the Company had $43.9 billion of owned loan assets as compared to $28.3 billion at December 31, 2009.  This increase primarily reflects $13.5 billion of student loan assets from the Company’s previously off-balance sheet securitization trusts that were consolidated as a result of changes in accounting standards effective January 1, 2010.  At December 31, 2009, these student loan assets were included in the Company’s managed loans of $42.9 billion.  See Impacts of Changes in Accounting Standards on the Company’s Financial Statements on page 27 for more information regarding the impact of the change in accounting standards on the Company’s Balance Sheet at June 30, 2010.

The Company makes loans through the retail and wholesale channels.  The retail channel represents loan activity initiated through the Company’s relationships with colleges and universities.  The majority of the Company’s school-certified private education loan originations are initiated through the efforts of the Company’s retail sales force.  The Company originates the remaining portion of such originations by marketing directly to students and their families, for example, through email and online advertising campaigns.  The wholesale channel, which accounts for a small fraction of the Company’s new loan originations, represents loan activity initiated outside of the retail channel, such as purchases of loans originated by other lenders under existing loan purchase commitments.

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Retail:
FFEL Program Stafford and PLUS Loan originations	$513	$721	$2,521	$2,913
CitiAssist® loans disbursed under commitments to purchase (1)	73	123	402	766
Total Retail	586	844	2,923	3,679
Wholesale:
Loan Consolidation and other secondary market volume	13	12	20	42
Total Originations	$599	$856	$2,943	$3,721

(1)	Represents CitiAssist loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The Company’s FFEL Program loan originations decreased by 13% for the six months ended June 30, 2010 as compared to the same period in 2009.  This decrease is largely due to schools moving from the FFEL Program to the Department’s Direct Lending Program in anticipation of H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which eliminated new originations under the FFEL Program beginning on July 1, 2010.  In compliance with this regulatory change, the Company is continuing to make disbursements on existing FFEL Program loans, however is no longer originating new loans under the FFEL Program.

The Company’s CitiAssist loan commitments are significantly lower than the same period in 2009, primarily reflecting the Company’s refined origination strategy which included, among other things, changes to its underwriting standards and pricing structure. These changes resulted in the discontinuation of Uninsured CitiAssist Custom Loan programs and significantly reduced the volume of originations at certain schools.  In addition, management believes that private education loan originations have been impacted by the economic environment, which has encouraged more students to select less expensive colleges and universities, and changes to the government-sponsored student lending programs, including simplification of the application process and increases in loan limits.  The Company continuously enhances its private education loan product to optimize portfolio performance and ensure that it is competitive in the most attractive market segments. In addition, as the Company shifts its business model to position SLC as the private education lender of choice, direct marketing to students and their families will take on greater focus.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At June 30, 2010 and December 31, 2009, the private education loans disbursed and still held by CBNA were $0.1 billion and $0.4 billion, respectively.

FFEL Program loans originated since the fourth quarter of 2008 have been originated with the intent of selling to the Department under the Purchase Program and, accordingly, have been recorded directly into the held for sale portfolio.  At June 30, 2010, $4.7 billion of FFEL Program loans were classified as held for sale.

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

The Company’s allowance for loan losses at June 30, 2010 was $173.6 million, an increase of $24.5 million compared to $149.1 million at December 31, 2009.  This increase primarily reflects $18.7 million associated with private education loan loss mitigation program changes and $6.3 million related to newly consolidated securitization loan assets. These loss mitigation program changes will result in the Company limiting its borrower assistance programs and are expected to materially increase credit losses beginning in the second half of 2010. Charge-offs, net of recoveries, increased by $20.2 million, or 43%, during the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to seasoning of the Company’s Uninsured CitiAssist Standard and Custom portfolios.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period(1)
FFEL Program	$24,407	$14,843	$26,080	$14,445
Insured CitiAssist	16,047	9,950	17,554	8,512
Uninsured CitiAssist Standard	53,311	14,337	35,840	11,891
Uninsured CitiAssist Custom	79,480	72,247	76,611	75,481
	$173,245	$111,377	$156,085	$110,329
Provision for loan losses
FFEL Program	$1,087	$8,992	$4,415	$12,363
Insured CitiAssist	13,814	7,641	15,684	11,499
Uninsured CitiAssist Standard	5,387	3,055	27,141	6,137
Uninsured CitiAssist Custom	21,109	25,138	38,047	35,969
	$41,397	$44,826	$85,287	$65,968
Charge offs
FFEL Program	$(3,381)	$(2,213)	$(8,382)	$(5,186)
Insured CitiAssist	(4,563)	(4,820)	(7,940)	(7,240)
Uninsured CitiAssist Standard	(8,788)	(1,879)	(13,309)	(2,515)
Uninsured CitiAssist Custom	(28,691)	(22,253)	(46,404)	(39,149)
	$(45,423)	$(31,165)	$(76,035)	$(54,090)
Recoveries
FFEL Program	$–	$–	$–	$–
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	421	–	659	–
Uninsured CitiAssist Custom	3,925	3,699	7,569	6,530
	$4,346	$3,699	$8,228	$6,530
Balance at end of period
FFEL Program	$22,113	$21,622	$22,113	$21,622
Insured CitiAssist	25,298	12,771	25,298	12,771
Uninsured CitiAssist Standard	50,331	15,513	50,331	15,513
Uninsured CitiAssist Custom	75,823	78,831	75,823	78,831
	$173,565	$128,737	$173,565	$128,737

(1)	Beginning balance for the six months ended June 30, 2010 includes $7.0 million for the consolidation of loans from the Company’s previously off-balance sheet securitizations on January 1, 2010.

Private Education Loan Insurance and Risk Sharing Programs

The Company’s private education loan portfolio is not guaranteed by the federal government.  Although private education loans do not carry a federal government guarantee, 52% of the outstanding balances of these loans carry private insurance through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC), and 10% of the outstanding balances are insured through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

These insurance providers insure the Company against a portion of losses arising from borrower loan default, bankruptcy or death.  Under the Arrowood program, private education loans submitted for default claim are generally subject to a risk-sharing deductible of 5% of the outstanding principal and accrued interest balances.  Under the UGCIC/NHIC program, default claims are generally subject to risk-sharing deductibles between 10% and 20% of the outstanding principal and accrued interest balances. The Company ceased insuring new CitiAssist Standard loans in January 2008.

From 2003 through 2007, UGCIC/NHIC insured the Company for maximum portfolio losses ranging from 12.5% to 13.5% over the life of the loans.  The Company is exposed to 100% of losses that exceed these thresholds.  While these losses are not currently forecast to exceed these thresholds, if deterioration in market conditions continues, losses could be higher than expected.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  If parameters are exceeded in 2010, payments would be required beginning in 2011. Currently, all insurers are generally making claim payments as agreed. However, the Company anticipates that UGCIC/NHIC will need to rely on experience-rated premium payments by the Company as well as support agreements, including reinsurance, from affiliates to meet their long-term claim obligations.

At June 30, 2010, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.

The Company stopped originating new Uninsured Custom loans in November 2008.  At June 30, 2010, 74% of the total Uninsured Custom loans were in repayment compared to only 67% at June 30, 2009.  The Uninsured Custom loans at June 30, 2010 include $192.5 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.  Uninsured CitiAssist Custom recoveries for the six months ended June 30, 2010 include $4.3 million from the risk-sharing agreements compared to $4.5 million for the six months ended June 30, 2009.

Private Education Loan Loss Mitigation Programs

The primary private education loan loss mitigation tool used by the Company has been forbearance.  Forbearance allows borrowers experiencing temporary financial difficulties and willing to resume making payments the ability to temporarily suspend payments.  Historically, eligible borrowers were generally permitted up to 12 months of forbearance over the life of their loan granted in six month increments.

Loss mitigation programs at banks and other financial institutions, including the Company, are subject to various regulatory requirements.  In response to regulatory guidance, the Company is in the process of implementing the following changes to its private education loan loss mitigation programs:

•
Borrowers must meet more rigorous eligibility criteria for forbearance. The eligibility assessment includes the borrower’s willingness and ability to make payments after the forbearance period and, depending on the situation, may require the borrower to submit supporting documentation.

•
Forbearance periods are generally limited to two months. However, one up-to-six month forbearance term is available immediately after the termination of the grace period and before any payments have been made. Previously, forbearance periods were generally granted in six-month increments.

•	All loan types have a cumulative lifetime cap on forbearance of 12 months. Previously, one loan type had a 24-month cap.

•
Minimum periods of payment performance, during which borrowers are required to make full payments, are required between grants of forbearance. Previously, there were no payment performance requirements.

•
The existing graduated repayment program, which allowed borrowers to make interest-only payments for a 24- or 48-month period is being phased out.  In addition, new requests for this program are no longer allowed.

The Company expects that these changes, when fully implemented, will decrease private education loan forbearance and graduated repayment program usage and will increase delinquencies and credit losses. The Company’s estimate of inherent losses associated with these policy changes as of June 30, 2010 is $21.7 million, which is included in the allowance for loan losses.

With the policy changes implemented in mid-May, the amount of loans in forbearance at June 30, 2010 was $263.3 million lower than at March 31, 2010.  The graduated repayment program usage of 20% at June 30, 2010 was virtually unchanged compared to prior quarter, but is expected to gradually decline in the second half of the year.  During the second quarter, the migration of loans through the delinquency buckets began to accelerate and credit losses are expected to increase in the second half of the year.

Information on private education loans, including delinquency and insurance coverage, is shown in the tables below:

	June 30, 2010(1)				December 31, 2009
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$6,157,176	$2,677,716	$1,042,308	9,877,200	$4,408,479	$2,000,260	$1,023,732	$7,432,471
Private education loans in repayment	4,670,273	775,763	775,787	6,221,823	2,752,005	501,365	694,630	3,948,000
Private education loans in forbearance	210,756	83,041	31,877	325,674	273,839	84,470	56,978	415,287
Private education loans in forbearance as a percentage of private education loans in repayment and forbearance	4.3%	9.7%	4.0%	5.0%	9.1%	14.4%	7.6%	9.5%
Percent of private education loans that are delinquent 30 - 89 days	2.0%	2.0%	4.0%	2.2%	2.3%	1.9%	4.1%	2.5%
Percent of private education loans that are delinquent 90 days or more	1.8%	0.7%	1.5%	1.6%	1.9%	0.4%	1.2%	1.6%
Allowance for loan losses	$25,298	$50,331	$75,823	$151,452	$17,182	$31,217	$78,509	$126,908
Private education loans covered by risk-sharing agreements with schools	–	–	447,614	447,614	–	–	482,423	482,423
Year-to-date average of private education loans in repayment	4,458,315	597,634	763,330	5,819,279	2,372,212	273,478	600,392	3,246,082
Year-to-date average of private education loans in repayment and forbearance	4,796,033	707,783	819,262	6,323,078	2,655,263	319,543	656,031	3,630,837
Annualized year-to-date net credit losses as a percentage of average loans in repayment	0.4%	4.2%	10.2%	2.0%	0.7%	3.4%	10.7%	2.8%
Annualized year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.3%	3.6%	9.5%	1.9%	0.6%	2.9%	9.8%	2.5%
Allowance as a percentage of total loan balance	0.4%	1.9%	7.3%	1.5%	0.4%	1.6%	7.7%	1.7%
Allowance as a percentage of total loans in repayment	0.5%	6.5%	9.8%	2.4%	0.6%	6.2%	11.3%	3.2%
Allowance coverage of annualized year-to-date net credit losses (in years)	1.6	2.0 (2)	1.0	1.3	1.1	3.3 (2)	1.2	1.4

(1)
Amounts presented above for June 30, 2010 include the impact of changes in accounting standards, effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated private education loan securitization trust.

(2)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

	June 30, 2010(1)				June 30, 2009
(Dollars in thousands)	Insured	Uninsured Standard	Uninsured Custom	Total	Insured	Uninsured Standard	Uninsured Custom	Total
Total private education loans	$6,157,176	$2,677,716	$1,042,308	9,877,200	$4,522,839	$536,230	$882,976	$5,942,045
Private education loans in repayment	4,670,273	775,763	775,787	6,221,823	2,467,833	267,018	595,594	3,330,444
Private education loans in forbearance	210,756	83,041	31,877	325,674	273,239	43,882	55,713	372,834
Private education loans in forbearance as a percentage of private education loans in repayment and forbearance	4.3%	9.7%	4.0%	5.0%	10.0%	14.1%	8.6%	10.1%
Percent of private education loans that are delinquent 30 - 89 days	2.0%	2.0%	4.0%	2.2%	1.9%	1.4%	4.4%	2.3%
Percent of private education loans that are delinquent 90 days or more	1.8%	0.7%	1.5%	1.6%	2.2%	0.5%	1.4%	1.9%
Allowance for loan losses	$25,298	$50,331	$75,823	$151,452	$12,771	$15,513	$78,831	$107,115
Private education loans covered by risk-sharing agreements with schools	–	–	447,614	447,614	–	–	453,784	453,784
Year-to-date average of private education loans in repayment	4,458,315	597,634	763,330	5,819,279	2,266,374	211,940	586,970	3,065,284
Year-to-date average of private education loans in repayment and forbearance	4,796,033	707,783	819,262	6,323,078	2,538,521	245,908	639,954	3,424,383
Annualized year-to-date net credit losses as a percentage of average loans in repayment	0.4%	4.2%	10.2%	2.0%	0.6%	2.4%	11.1%	2.8%
Annualized year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.3%	3.6%	9.5%	1.9%	0.6%	2.0%	10.2%	2.5%
Allowance as a percentage of total loan balance	0.4%	1.9%	7.3%	1.5%	0.3%	2.9%	8.9%	1.8%
Allowance as a percentage of total loans in repayment	0.5%	6.5%	9.8%	2.4%	0.5%	5.8%	13.2%	3.2%
Allowance coverage of annualized year-to-date net credit losses (in years)	1.6	2.0 (2)	1.0	1.3	0.9	3.1 (2)	1.2	1.3

(1)
Amounts presented above for June 30, 2010 include the impact of changes in accounting standards, effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated private education loan securitization trust.

(2)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s student loan portfolio:

	Six Months Ended
	June 30,
	2010	2009
Student loan yield	2.76%	2.76%
Floor income	0.40%	0.33%
Consolidation loan rebate fees	(0.39)%	(0.24)%
Accreted interest on residual interests	–	0.25%
Amortization of deferred loan origination and purchase costs	(0.29)%	(0.30)%
Net yield	2.48%	2.80%
Cost of funds (1)	(1.66)%	(1.88)%
Net interest margin	0.82%	0.92%

(1)       Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. The Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or prime or LIBOR rates (private education loans) plus an incremental credit premium.  The Company has the ability to set credit premiums on its private education loans to reflect current market conditions at origination.  However, credit premiums earned on FFEL Program loans are prescribed under the Higher Education Act. The College Cost Reduction and Access Act (CCRA Act) reduced the yield on new loans originated on or after October 1, 2007.  In addition, net interest margin is impacted by the relative profitability of the Company’s FFEL Program and private education loan products, and by the weighting of these products within the Company’s loan portfolio. For the six months ended June 30, 2010, the Company earned $475.1 million and $212.5 million in student loan interest from its FFEL Program and private education loan portfolios, respectively.

In contrast, the Company’s cost of funds is primarily based on three month LIBOR plus an incremental credit premium.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit premiums affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit premiums are fixed based on market rates at the time of borrowing.

The Company’s student loan yield is also impacted by floor income earned on its FFEL Program loans that were originated prior to April 1, 2006.  The Company determines floor income to be the amount of additional interest income generated when net interest margin exceeds the minimum expected spreads.  Floor income is defined as the difference between the income earned at the borrower payment rate less the Department-stipulated asset spread and the funding cost of the asset. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).  The seven basis point increase in net interest margin from floor income primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, a significant amount of which are loans that were originated prior to April 1, 2006 and generate floor income.

The decrease in net interest margin of ten basis points is impacted by several factors.  During the six months ended June 30, 2010, the Company recognized in interest expense $58.3 million for amortization of the upfront commitment fee on the Amended and Restated Omnibus Credit Agreement, entered into on January 29, 2010 (Amended and Restated Omnibus Credit Agreement) and fees on the undrawn balance.  This reduced net interest margin by 27 basis points.  In addition, changes in accounting standards resulted in the consolidation of previously off-balance sheet securitization trusts which eliminated the related residual interests and associated accretion, which had contributed 25 basis points to net interest margin in the six months ended June 30, 2009.  If these factors were excluded, the adjusted net interest margin for the six months ended June 30, 2010 would be 42 basis points higher than the same period of 2009. The consolidation of the previously off-balance sheet securitization trusts contributed to this overall increase in net interest margin largely because the cost of funds for these trusts is lower than that of other borrowings of the Company due to favorable market conditions existing at the time of securitization. At June 30, 2010 and 2009, the Company’s outstanding borrowings had contractual weighted average interest rates of 1.4% and 2.1%, respectively.

Net interest margin also benefited from favorable changes in the spreads between the indices used to calculate a significant amount of the Company’s interest revenue (CP and Prime) and LIBOR, the index used to determine most of the Company’s interest expense.  However, this was offset by higher credit premiums as the Company has refinanced a significant amount of its borrowings that matured with new long-term borrowings.  Because pricing on the asset portfolio is fixed at origination, these term funding transactions, as well as any future funding transactions executed under current market conditions, will continue to have an adverse impact on net interest margin for the life of the borrowings.

In an effort to mitigate net interest margin compression, the Company continuously refines its product pricing to reflect current market conditions.   In addition, the Company has accessed several sources of funding for FFEL Program loans including the Participation Program and the Conduit.  These sources provide funding at more favorable credit premiums than alternative sources.  See Legislation and Regulations on page 45 and Liquidity and Capital Resources on page 43, for further details.

Rate/Volume Analysis

The following table shows the factors contributing to changes in net interest income (interest income less interest expense) year-over-year, due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the six months ended June 30, 2010 vs. the six months ended June 30, 2009
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$219.4	$(70.7)	$148.7
Interest bearing liabilities	166.0	(67.8)	98.2
Net interest income	$53.4	$(2.9)	$50.5

Three Months Ended June 30, 2010

The Company’s comparisons of financial highlights are as follows:
	Three Months Ended		Favorable	Favorable
	June 30,		(Unfavorable)	(Unfavorable)
(Dollars in thousands)	2010	2009	Change	% Change
Net interest income	$94,459	$70,884	$23,575	33%
Provision for loan losses	(41,397)	(44,826)	3,429	8%
Gains on loans sold	–	17,864	(17,864)	(100)%
Fee and other income	8,811	30,851	(22,040)	(71)%
Operating expenses	(34,348)	(35,211)	863	2%
Provision for income taxes	(6,704)	(14,300)	7,596	53%
Net income	$20,821	$25,262	$(4,441)	(18)%
Total operating expenses as a percentage of average managed student loans	0.31%	0.32%	0.01%
Return on average equity	6.4%	6.5%	(0.1)%
Effective tax rate	24.4%	36.1%	11.7%

Net interest income

Net interest income of $94.5 million for the three months ended June 30, 2010 was $23.6 million higher than the same period in 2009.  This increase reflects a net increase of $44.4 million related to the adoption of the new accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts, $26.6 million for the impact of favorable changes in the spreads between CP and LIBOR and prime and LIBOR, $11.0 million for pricing changes on the Company’s private education loans, and $8.3 million for higher loan balances.  These increases were partially offset by higher funding costs which decreased net interest income by $37.5 million, amortization of the funding commitment fee on the Company’s Amended and Restated Omnibus Credit Agreement of $11.8 million and fees on the undrawn balance of $17.4 million.  Net interest margin of 0.86% was 14 basis points lower than the same period of 2009.  Net interest margin excluding the amortization of the funding commitment fee and excluding fees on the undrawn balance was 1.13% for the three months ended June 30, 2010, 13 basis points higher than the same period in 2009.

Net interest income includes floor income of $41.0 million and $24.3 million for the three months ended June 30, 2010 and 2009, respectively.  This increase primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, including a significant amount of loans that were originated prior to April 1, 2006 and generate floor income.

Provision for loan losses

The provision for loan losses decreased by $3.4 million for the three months ended June 30, 2010 as compared to the same period in 2009.  This decrease is primarily driven by stabilizing performance in the FFEL Program and Uninsured CitiAssist Custom portfolios, partially offset by increases to reflect higher loss estimates as a result of changes in the Company’s loss mitigation programs.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 31.

Gains on loans sold

The Company did not have any loans sales in the second quarter of 2010, reflecting its decision to defer expected loan sales through the Purchase Program until later in the year.

Fee and other income

The Company’s other income of $8.8 million for the three months ended June 30, 2010 was primarily composed of derivative market-to-market and foreign currency translation adjustments.  The decrease of $22.0 million compared to the same period in 2009 primarily reflects changes in the Company’s fee and other income related to the Company’s securitization activities largely as a result of changes in accounting standards which resulted in the consolidation of previously unconsolidated securitization trusts.  See Note 1 to the Consolidated Financial Statements for further information regarding the change in accounting for securitizations.

The Company’s derivative instruments are designed to minimize cash flow volatility for the securitization trusts in which they are embedded, but they are not designated as hedges under ASC 815 and, accordingly, the derivatives are marked to fair value each period. The fair value of the Company’s derivative instruments is driven by market participants’ expectations of future changes in the relevant interest and foreign exchange rates over the life of the instruments. In contrast, the assets and liabilities of the trusts are recorded at amortized cost. This dissimilar accounting treatment has and may continue to give rise to earnings volatility.

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

Operating expenses

Total operating expenses of $34.3 million for the three months ended June 30, 2010 were $0.9 million lower than the same period in 2009, reflecting decreases in the Company’s salaries and employee benefits expenses as a result of the Company’s cost reduction initiatives.  The Company’s operating expense ratio (total operating expenses as a percentage of average managed student loans) for the second quarter of 2010 was 0.31%, one basis point lower than the same quarter of 2009.

Provision for income taxes

The Company’s provision for income taxes for three months ended June 30, 2010 reflects the favorable impact of the release of accruals for uncertain tax positions for audit periods that have been effectively settled as well as interest income on the Company’s income tax receivable.

Six Months Ended June 30, 2010

The Company’s comparisons of financial highlights are as follows:

	Six Months Ended		Favorable	Favorable
	June 30,		(Unfavorable)	(Unfavorable)
(Dollars in thousands)	2010	2009	Change	% Change
Net interest income	$179,432	$128,962	$50,470	39%
Provision for loan losses	(85,287)	(65,968)	(19,319)	(29)%
Gains on loans sold	–	17,864	(17,864)	(100)%
Fee and other income	9,396	37,809	(28,413)	(75)%
Operating expenses	(75,682)	(70,070)	(5,612)	(8)%
Provision for income taxes	(6,579)	(15,813)	9,234	58%
Net income	$21,280	$32,784	$(11,504)	(35)%
Total operating expenses as a percentage of average managed student loans	0.34%	0.32%	(0.02)%
Return on average equity	3.3%	4.2%	(0.9)%
Effective tax rate	23.6%	32.5%	8.9%

Net interest income

Net interest income of $179.4 million for the six months ended June 30, 2010 was $50.5 million or 39% higher than the same period in 2009.  This increase reflects a net increase of $85.7 million related to the adoption of the new accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts, $52.0 million for the impact of favorable changes in the spreads between CP and LIBOR and prime and LIBOR, $20.9 million for pricing changes on the Company’s private education loans, and $20.0 million for higher loan balances.  These increases were partially offset by higher funding costs which decreased net interest income by $67.6 million, amortization of the funding commitment fee on the Company’s Amended and Restated Omnibus Credit Agreement of $26.0 million and fees on the undrawn balance of $32.3 million.  Net interest margin of 0.82% was ten basis points lower than the same period of 2009.  Net interest margin excluding the amortization of the funding commitment fee and excluding fees on the undrawn balance was 1.09% for the six months ended June 30, 2010, 17 basis points higher than the same period in 2009.

Net interest income includes floor income of $87.0 million and $46.0 million for the six months ended June 30, 2010 and 2009, respectively.  This increase primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, including a significant amount of loans that were originated prior to April 1, 2006 and generate floor income.

Provision for loan losses

The provision for loan losses increased by $19.3 million for the six months ended June 30, 2010 as compared to the same period in 2009 reflecting higher loss estimates as a result of changes in the Company’s loss mitigation programs and seasoning of the Uninsured CitiAssist Standard portfolio.  The impact of these factors has been partially offset by stabilizing performance in the FFEL Program and Uninsured CitiAssist Custom portfolios.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 31.

Gains on loans sold

The Company did not have any loans sales in the six months ended June 30, 2010, reflecting its decision to defer expected loan sales through the Purchase Program until later in the year.

Fee and other income

The Company’s other income of $9.4 million for the six months ended June 30, 2010 was $28.4 million lower than the same period in 2009.  This decrease primarily reflects changes in the Company’s fee and other income related to the Company’s securitization activities largely as a result of changes in accounting standards which resulted in the consolidation of previously unconsolidated securitization trusts.  See Note 1 to the Consolidated Financial Statements for further information regarding the change in accounting for securitizations.

Operating expenses

Total operating expenses of $75.7 million for the six months ended June 30, 2010 were $5.6 million or 8% higher than the same period in 2009.  Operating expenses during the six months ended June 30, 2010 included a $7.5 million write-off of funding commitment fees on the Company’s Amended and Restated Omnibus Credit Agreement. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the agreement. While this resulted in a write-off in the first six months of the year it lowers the fees paid on the undrawn balance, which are included in Interest Expense.  The Company’s salaries and employee benefits expenses were $1.8 million lower than the same period in 2009, reflecting the benefits of the Company’s cost reduction initiatives.  The Company’s operating expense ratio (total operating expenses less the write-off of Omnibus Credit Agreement funding commitment fees as a percentage of average managed student loans) for the six months ended June 30, 2010 was 0.31%, one basis point lower than the same period of 2009.

Provision for income taxes

The Company’s provision for income taxes for six months ended June 30, 2010 reflects the favorable impact of the release of accruals for uncertain tax positions for audit periods that have been effectively settled as well as interest income on the Company’s income tax receivable.

Securitization Activity and Off-Balance Sheet Transactions

Securitization Activity

The Company securitizes student loans through the establishment of trusts, which purchase loans from the Company and sell notes backed by those loans.  The Company utilizes securitizations to assist in funding new loan origination activities.  The tables below provide information about the Company’s securitization activities.  See Notes 1, 5 and 8 to the Consolidated Financial Statements for additional details about the Company’s secured borrowings and securitization activities.

The Company completed three securitization financings during the six months ended June 30, 2010, as compared to one securitization financing for the same period in 2009.  The Company’s FFEL Program loans funded through the Conduit were also accounted for as secured borrowings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Student loans securitized (1)	$–	$–	$1,899,710	$587,285
Student loans funded through the Conduit (1)	–	8,543,157	547,541	8,543,157
Total student loans funded through securitization financings (1)	$–	$8,543,157	$2,447,251	$9,130,442

Net proceeds from student loans securitized (2)	$–	$–	$1,459,441	$546,126
Net proceeds from student loans funded through the Conduit during the current period (2)	–	8,492,288	533,632	8,492,288
Total net proceeds from securitization financings(2)	$–	8,492,288	$1,993,073	$9,038,414

(1)	Amounts represent the carrying value of the student loans securitized as of the securitization date.

(2)	Amounts represent net proceeds of loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans funded through securitization financings and the net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs.

The following table reflects balances related to all of the Company’s securitization transactions and other long-term secured borrowings:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Total on-balance sheet student loans securitized (1)	$22,998,102	$7,649,159
Total on-balance sheet student loans funded through the Conduit	10,185,535	10,060,877
Total off-balance sheet student loans securitized (2)	–	13,896,812
Total long-term secured borrowings (3)	31,675,596	16,999,976
Residual interests from off-balance sheet student loans securitized	–	820,291
Servicing assets from off-balance sheet student loans securitized	–	176,587

(1)	Amounts include securitized loan balances from seventeen on-balance sheet securitizations as of June 30, 2010 and five as of December 31, 2009.

(2)	Amounts include securitized loan balances from ten off-balance sheet securitizations as December 31, 2009.

(3)	Amounts include secured borrowings from the Company’s on-balance sheet securitizations and the Conduit.

Other Off-Balance Sheet Arrangements

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well one foreign currency swap and one interest rate swap which are described in Note 9 to the Consolidated Financial Statements.

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

Funding Arrangements with CBNA

On January 29, 2010, the Company entered into the Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement, as executed, provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing three securitizations during the first seven months of 2010, the Company reduced the aggregate commitment amount under the credit agreement by $2.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.  At June 30, 2010, the Company had $8.1 billion of borrowings outstanding under the Omnibus Credit Agreement dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement).  In July 2010 the Company accessed funds under the Amended and Restated Omnibus Credit Agreement to repay certain of its borrowings under the original Omnibus Credit Agreement.  In addition to proceeds from the Company’s operations, to the extent needed, overnight borrowings available through the Amended and Restated Omnibus Credit Agreement may be utilized to fund the Company’s business operations for the remainder of the year.

Securitizations

The Company continues to access funding directly with investors through the capital markets. During the six months ended June 30, 2010, the Company completed two private education loan securitizations, including one executed under The Term Asset-Backed Securities Loan Facility (TALF). The Company also executed one FFEL Program securitization in July 2010.

Other Funding Programs

During 2009 and 2010 the Company utilized the following programs and facilities supported by the Department:

●
The Conduit:  This program provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans through the issuance of a funding note which is purchased by the Conduit.  The funding notes mature no later than January 2014.  As of June 30, 2010, the Conduit is not available for new funding.

●
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

●
The Participation Program and Purchase Programs:  The Participation Program provides lenders with short-term liquidity for new FFEL Program loan originations.  Under the Purchase Program, the Department purchases eligible FFEL Program loans at a price that exceeds the outstanding principal, accrued interest and origination fees, resulting in gains on the sale of loans.  These programs are only available for eligible FFEL Program loans disbursed for the 2009 – 2010 academic year until the programs’ expiration later this year.

The Company has and will continue to shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The following table summarizes the Company’s primary sources and uses of cash:
	Six Months Ended June 30,
(Dollars in billions)	2010	2009

Sources of Cash:
Proceeds related to the Participation and Purchase Programs, net of principal repayments	$ 2.5	$ 1.6
Borrower repayments on student loans and other loan reductions	1.7	0.9
Proceeds from student loans securitized	1.5	0.5(1)
Proceeds from secured borrowings related to the Conduit, net of principal repayments	–	8.5

Uses of Cash:
Loan disbursements and other procurement activities	$ (3.3)	$ (3.1)
Repayments of borrowings with CBNA, net of proceeds	(1.4)	(8.4)
Repayments of secured borrowings related to securitizations	(0.9)	(0.1)
Payment of funding commitment fee and fee on undrawn balance to CBNA under the Amended and Restated Omnibus Credit Agreement	(0.1)	–

(Decrease) increase in cash during the period:	$ –	$ –

(1)	Includes proceeds from whole loan sales

The Company had cash expenditures for equipment and computer software which were primarily composed of software developed for internal use.  Cash expenditures for equipment and computer software totaled $3.3 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.

Future Funding Expectations

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities.  Following the passage of H.R. 4872, the Health Care and Education Reconciliation Act of 2010, effective as of July 1, 2010, all new federally sponsored guaranteed student loans are being originated through the Federal Direct Loan Program.  As a result, FFEL Program loan disbursement volumes will be significantly lower than historical levels.  The Company expects new private education loan disbursements to be funded primarily via the capital markets and from the Amended and Restated Omnibus Credit Agreement.  However, under the terms of the Amended and Restated Agreement, any future securitizations will require approval from Citigroup.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company.  Management believes liquidity and capital will be sufficient to meet the Company's anticipated requirements until the expiration of the term of the Amended and Restated Omnibus Credit Agreement on December 30, 2010 utilizing funding available from the Amended and Restated Omnibus Credit Agreement and via the securitization market and government programs.  This is dependent upon, among other things, the capital markets providing uninterrupted and cost effective funding.  In addition, any disposition of its ownership in the Company by Citigroup which results in a change of control whereby an entity other than CBNA or its affiliates owns more than 50% of the voting equity interest in the Company, or other event that results in the early termination of the Amended and Restated Omnibus Credit Agreement, could materially and adversely impact the Company’s liquidity and capital requirements.

Legislation and Regulations

Current Legislative and Regulatory Impacts

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law H.R. 4173, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, establishes a new Bureau of Consumer Financial Protection (the Bureau) housed within the Federal Reserve. The Bureau will have regulatory authority over a broad range of entities engaged in the provision of consumer financial products and services, including banks and their affiliates as well as student lenders.  This act consolidates into the Bureau all consumer protection responsibilities currently held by various regulatory agencies.  Although the Bureau will coordinate with principal regulators, it will have exclusive federal authority to enforce the federal consumer financial laws.  The Act also creates a new framework for determining issues in connection with federal preemption of state consumer protection laws and enforcement powers of states in the field of consumer protection.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the Office of the Comptroller of the Currency (OCC), with state enforcement and visitation deemed preempted by the authority of the OCC.  This type of regulatory framework will have a material effect on the Company by substantially increasing the regulatory burden on the Company.

In addition to the creation of the Bureau, this act also requires securitizers to retain at least five percent of the credit risk associated with any securitized asset, unless the underlying loans meet standards that reduce risk.  In addition, issuers of asset-backed securities will be required to provide additional disclosures about the underling assets.

Other provisions included in the act include the creation of a Private Education Loan Ombudsman to provide timely assistance to borrowers of private education loans to resolve complaints, in collaboration with the Department of Education and with institutions of higher education, lenders, guaranty agencies, loan servicers, and other participants in private education loan programs.

In addition, not later than two years after the enactment, the Department of Education, Federal Trade Commission, and the Attorney General of the United States shall issue a report on the private education loan market including trends and behavioral characteristics of private educational lenders and borrowers.

This act also provides for an orderly liquidation authority which would allow federal authorities to place systemically important financial companies into liquidation.  Such companies may include financial companies that are non-banks, such as corporate groups that include insurance companies.  Insurance companies may be liquidated by state authorities as provided under state insurance insolvency law and if state regulators fail to act within certain timeframes, the FDIC may force such a proceeding.  Federal authorities may also liquidate non-insurance affiliates of insurance companies.  It is possible that these provisions, and the rules which may be promulgated pursuant to such provisions, may operate to place insurance companies, such as the ones with which a portion of the Company's private education loans are insured, into liquidation should the financial position of those entities be deemed to pose a systemic risk to the financial system, which could result in a lack of availability of funds to pay claims on the Company's insured loans.

FFEL Program

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which included a provision to eliminate new FFEL Program loan originations effective July 1, 2010, and will have all schools use the Federal Direct Loan Program.  In compliance with this regulatory change the Company is continuing to make disbursements on existing FFEL Program loans, however is no longer originating new loans under the FFEL Program.

Other Developments

In July 2009, S. 1541, the Private Student Loan Debt Swap Act of 2009 was introduced into the Senate.  As proposed, this act would allow certain private education loan borrowers, who, at the time of taking out the private education loan, were eligible for loans through federally guaranteed student loan programs, to refinance their private education loans under the Federal Direct Loan Program. A House version of the bill was introduced in April 2010. The Company cannot predict whether this legislation will be enacted in this form, if at all, or the potential impact on the Company’s financial condition or results of operations.

H.R. 5043, the Private Student Loan Fairness Act of 2010 and S. 3219, the Fairness for Struggling Students have been introduced into Congress, each of which would eliminate the exemption of qualifying private student loans from being discharged in bankruptcy.  Current law provides that qualifying private student loans, such as most of the Company's CitiAssist loans, cannot be discharged unless the debtor can prove the payment of the debt will impose an undue hardship.  If such legislation were to be enacted into law, this could have a material effect on the Company by substantially increasing credit losses.

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

IRE is calculated by multiplying the gap between interest sensitive items, including loan assets as well as borrowings, certain of which contain interest rate floors, by a 100 basis point instantaneous change in the yield curve. The exposures in the table below represent the approximate change in net interest margin for the next 12 months based on current balances and pricing that would result from specific unanticipated changes in interest rates:

	June 30,
(Dollars in millions)	2010		2009
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(28.1)	$68.6	$(7.3)	$12.1

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

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•
Lender –At June 30, 2010, the Company had outstanding borrowings of $8.1 billion under the Original Omnibus Credit Agreement.  The Amended and Restated Omnibus Credit Agreement as executed provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding.  As a result of completing three loan securitizations during the first seven months of the year, the Company was able to reduce the aggregate commitment amount under the credit agreement by a total of $2.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all new borrowings will be due and payable on or before this date.

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

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses for management reporting purposes: Citicorp, which is composed of Citigroup’s core businesses, and Citi Holdings, in which the Company is now included, which is composed of non-core businesses.  Citigroup intends to exit the Citi Holdings’ businesses as quickly as practicable, in an economically rational manner through business divestitures, portfolio run-offs, and asset sales.  Citigroup has made substantial progress divesting and exiting businesses from Citi Holdings, having completed more than 20 divestiture transactions since the beginning of 2009 through June 30, 2010.  The Company’s management is currently working with Citi Holdings and third parties with respect to possible disposition and combination alternatives regarding Citigroup’s ownership in the Company and / or the Company’s ownership of some or all of its assets.  These efforts could result in a change in ownership of the Company, including, among other possibilities, an eventual sale of all or part of Citigroup’s ownership in the Company, or of all or part of the Company’s assets, to an unaffiliated third party.

The Company does not know how a potential disposition or combination transaction would affect the Company's business or its operations, although given the various relationships between Citigroup and the Company the effect could be material and adverse.  Among other things, any disposition of its ownership in the Company by Citigroup that results in Citigroup or any of its subsidiaries owning less than 50% of the voting equity interest in the Company could result in the termination of certain agreements, including the Company’s servicing and origination agreements.  If a disposition or combination event results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The Company’s business operations could be materially and adversely impacted if any of these agreements cannot be replaced with agreements with substantially similar or more favorable terms.

Our business is subject to extensive regulation and recent market disruptions have led to proposals for new laws and regulations, or changes to existing laws and regulations.

As a participant in the financial services industry, the Company is subject to extensive regulation. In addition, as a result of the current economic and market downturn, there has been increased discussion of, and calls for, additional legislative changes and increased scrutiny from a variety of regulators. New laws or regulations, or changes in enforcement of existing laws or regulations, applicable to the Company’s business may adversely affect the Company. Legislative or regulatory changes could lead to business disruptions, impact the value of assets that the Company holds or the scope or profitability of its business activities, require the Company to change certain of its business practices and expose the Company to additional costs (including compliance costs) and liabilities.  For example, private student loan forbearance policies at banks and other financial institutions, including The Student Loan Corporation, are subject to various regulatory requirements.  In response to regulatory guidance, the Company is in the process of implementing changes to the Company’s private education loan loss mitigation programs including, among other things, that participation by borrowers in private education loan forbearance and loss mitigation programs are subject to more rigorous requirements, that shorter forbearance periods be granted and that minimum periods of payment performance be required between grants of forbearance. The Company expects that these changes, when fully implemented, will materially increase net credit losses attributable to private education loans.

On July 21, 2010, President Obama signed into law H.R. 4173, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, establishes a new Bureau of Consumer Financial Protection (the Bureau) housed within the Federal Reserve. The Bureau will have regulatory authority over a broad range of entities engaged in the provision of consumer financial products and services, including banks and their affiliates as well as student lenders.  This act consolidates into the Bureau all consumer protection responsibilities currently held by various regulatory agencies.  Although the Bureau will coordinate with principal regulators, it will have exclusive federal authority to enforce the federal consumer financial laws.  The Act also creates a new framework for determining issues in connection with federal preemption of state consumer protection laws and enforcement powers of states in the field of consumer protection.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the Office of the Comptroller of the Currency (OCC), with state enforcement and visitation deemed preempted by the authority of the OCC.  This type of regulatory framework will have a material effect on the Company by substantially increasing the regulatory burden on the Company.

In July 2009, the Private Student Loan Debt Swap Act of 2009 (S. 1541) was introduced into the Senate.  As proposed, this act would allow certain private education loan borrowers, who, at the time of taking out the private education loan, were eligible for loans through federally guaranteed student loan programs, to refinance their private education loans under the Federal Direct Loan Program. A House version of the bill was introduced in April 2010. The Company cannot predict whether this legislation will be enacted in this form, if at all, or the potential impact on the Company’s financial condition or results of operations.

In addition, legislation that would allow private student loan borrowers to once again discharge their private student loans in bankruptcy has been introduced.  For additional information on this proposed legislation, see the Other Developments section of Legislation and Regulations on page 45.  Since 2005, private student loans have not been dischargeable in bankruptcy.  If enacted into law, this would have a material effect on the Company’s results of operations by significantly increasing its provision for loan losses.

The Company’s business and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks, including CBNA, the Company’s primary funding source, on its interest-bearing deposits. This may affect the Company’s cost of borrowing from CBNA, and also may affect the value of financial instruments, including assets held for sale by the Company. In addition, such changes in fiscal policy may adversely affect the ability of the Company’s borrowers to repay their loans on a timely basis and the ability of prospective borrowers to qualify for loans.

If any of these proposed regulatory changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations.  For further information on the impact of other recent legislative and regulatory activities, see Legislation and Regulations on page 45.

Recent legislative changes, which resulted in the elimination of the FFEL Program, could have a material adverse effect on the Company’s business.

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which eliminated new FFEL Program loan originations.  Effective July 1, 2010, all new federally sponsored guaranteed student loans are being originated through the Federal Direct Loan Program.  In compliance with this regulatory change, the Company is continuing to make disbursements on existing FFEL Program loans, however is no longer originating new loans under the FFEL Program.  This legislative change has eliminated the primary sources of the Company’s historical originations and interest income.

Since 2007, the Company has transitioned towards an increased focus on its private education loan business.  This transition includes the Company’s strategic repositioning activities, including, among other things, changes in the private education loan underwriting process and modifications to the Company’s risk-based pricing.  The Company has also taken initiatives to reduce its expense base and has continued to use the capital markets for long-term liquidity.  These efforts are intended to create a business model that supports future earnings growth. However, there can be no assurance that the measures the Company has taken to transition its strategy to one more focused on the Company’s private education loan business will be successful.

For further information on the impact of these recent legislative activities and other developments, see Legislation and Regulations on page 45.

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

Uninterrupted access to liquidity is essential to the Company’s business.  The Company’s liquidity and funding has been, and could continue to be, materially adversely affected by factors the Company cannot control, such as disruption of the financial markets or negative views about the financial services industry in general.

The Company’s Amended and Restated Omnibus Credit Agreement provides funding through December 30, 2010. As executed, this agreement provided up to $6.6 billion in aggregate credit for new borrowings. As a result of completing three loan securitizations during the first seven months of the year, the Company was able to reduce the aggregate commitment amount under the credit agreement by a total of $2.0 billion to $4.6 billion.  However, the costs of funding, including the interest rates on any borrowings, the funding commitment fee and the fee on the undrawn balance, under this agreement are significantly higher than the borrowings that are expected to mature over the remainder of the year. This will further compress the Company’s net interest margin. Unless the Company is able to identify and implement other funding alternatives, maturing borrowings will need to be replaced with new borrowings under this agreement at higher rates. However, under the terms of this agreement, any future securitizations require CBNA’s approval.  In addition, before the end of 2010, the Company will need to negotiate an extension to this agreement with CBNA or enter into one or more alternative funding arrangements in order to maintain adequate liquidity in 2011.

The Amended and Restated Omnibus Credit Agreement also requires a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default.

The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement. At June 30, 2010, the Company had $8.1 billion of outstanding borrowings made under the Original Omnibus Credit Agreement which will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-off and asset sales.  The Company’s management is currently working with Citi Holdings and third parties with respect to possible disposition and combination alternatives regarding Citigroup’s ownership in the Company and / or the Company’s ownership of some or all of its assets.  There can be no assurance as to when or if any disposition or combination transaction will occur.  However, if a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all new borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  In either event, the Company would no longer have a guaranteed funding source, which would have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

In addition to funding available to the Company under the Amended and Restated Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding.  Since December 2008, the Company has been utilizing the Department’s Loan Participation Purchase Program (the Participation Program) and Loan Purchase Commitment Program (the Purchase Program) available through the Ensuring Continued Access to Student Loans Act (ECASLA) to fund FFEL Program loans.

Since the second quarter of 2009, the Company also accessed additional funding through the Conduit. Funding for the Conduit is provided by the capital markets. In the event the commercial paper issued by the Conduit cannot be reissued or “rolled” at maturity and the Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the Conduit at a predetermined price. The predetermined price represents a discount to the principal balance of the loans.  Accordingly, a sale of loans to the Department would result in a loss to the Company and negatively impact its results of operations.

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

At June 30, 2010, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information.  Previously UGCIC was rated Baa2.  AIG, the parent company of UGCIC and NHIC, continues to receive financial support from the US Treasury and the Federal Reserve Bank in support of its financial difficulties. AIG is in the process of restructuring the company. Any failure of AIG, or sale or restructuring of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

Currently, UGCIC and NHIC generally continue to make claim payments as agreed.  However, the Company anticipates that UGCIC and NHIC will need to rely on experience rated premium payments by the Company as support agreements, including reinsurance, from affiliates to meet their long-term claim obligations.  In addition, there are a variety of factors which could have adverse effect on UGCIC’s and NHIC’s long-term ability to continue making claim payments, including but not limited to, unfavorable market conditions, increases in the impact of the loss mitigation program policy changes that are significantly higher than forecasted amounts, regulatory or legislative changes and items affecting the financial condition of the insurers’ affiliates.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act provides for an orderly liquidation authority which would allow federal authorities to place systemically important financial companies into liquidation.  Such companies may include financial companies that are non-banks, such as corporate groups that include insurance companies.  Insurance companies may be liquidated by state authorities as provided under state insurance insolvency law and if state regulators fail to act within certain timeframes, the FDIC may force such a proceeding.  Federal authorities may also liquidate non-insurance affiliates of insurance companies.  It is possible that these provisions, and the rules which may be promulgated pursuant to such provisions, may operate to place insurance companies, such as the ones with which a portion of the Company's private education loans are insured, into liquidation should the financial position of those entities be deemed to pose a systemic risk to the financial system, which could result in a lack of availability of funds to pay claims on the Company's insured loans. This could have a material adverse effect on the Company’s financial condition and results of operations by increasing its net credit losses.

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

The Company’s credit risk exposure is also impacted by the size and performance of the Uninsured CitiAssist Standard and Uninsured CitiAssist Custom loan portfolios that are not originated under a risk-sharing relationship, which has grown over recent years. At June 30, 2010, the uninsured private education loan portfolio included $192.5 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans did not follow the Company’s traditional underwriting process.  The Company no longer originates Uninsured CitiAssist Custom loans.

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

Date: August 6, 2010

The Student Loan Corporation

By:	/s/ Joseph P. Guage
Joseph P. Guage Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s 1992 Annual Report on Form 10-K (File No. 1-11616).

3.2	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s 1994 Annual Report on Form 10-K (File No. 1-11616).

10.10.1*	Amendment No. 1, dated as of February 11, 2010, to the Amended and Restated Omnibus Credit Agreement between the Company and CBNA.

10.10.2*	Notice No. 2 dated as of July 7, 2010, amending the Amended and Restated Omnibus Credit Agreement between the Company and CBNA.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith