Form 10-Q
period 2010-09-30
STUDENT LOAN CORP
filed 2010-11-05
CIK 893955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
On November 1, 2010 there were 20,000,000 shares of The Student Loan Corporation’s common stock outstanding.

Form 10-Q

TABLE OF CONTENTS

Part I	Consolidated Financial Information
			Page
	Item 1 -	Consolidated Financial Statements

		Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009	2

		Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

		Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	4

		Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	5

		Notes to Consolidated Financial Statements (Unaudited)	6 – 30

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 – 53

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4 -	Controls and Procedures	54

Part II	Other Information

	Item 1 -	Legal Proceedings	55 – 56

	Item 1A-	Risk Factors	57 – 63

	Item 6 -	Exhibits	63

Signature			64

Exhibit Index			65 – 66

PART I    CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
NET INTEREST INCOME
Interest income	$279,220	$194,401	$819,364	$585,821
Interest expense	(182,300)	(120,290)	(543,012)	(382,748)
Net interest income	96,920	74,111	276,352	203,073
Provision for loan losses	(72,886)	(38,690)	(158,173)	(104,658)
Net interest income after provision for loan losses	24,034	35,421	118,179	98,415

OTHER (LOSS) INCOME
Gains on loans sold	55,600	17,712	55,600	35,576
Fair value write down of loans held for sale	(900,849)	(2,185)	(900,849)	(2,185)
Fee and other (loss) income	(3,373)	70,720	6,023	108,529
Total other (loss) income	(848,622)	86,247	(839,226)	141,920

OPERATING EXPENSES
Salaries and employee benefits	7,516	7,859	23,081	25,265
Write-off of funding commitment fee paid to principal stockholder	5,000	–	12,500	–
Other expenses	28,065	26,848	80,682	79,512
Total operating expenses	40,581	34,707	116,263	104,777

(Loss) income before income taxes	(865,169)	86,961	(837,310)	135,558
(Benefit) provision for income taxes	(325,522)	32,154	(318,943)	47,967
NET (LOSS) INCOME	$(539,647)	$54,807	$(518,367)	$87,591

DIVIDENDS DECLARED AND PAID	$7,000	$7,000	$21,000	$42,600

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(26.98)	$2.74	$(25.92)	$4.38
(based on 20,000,000 average shares outstanding)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.35	$0.35	$1.05	$2.13

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Federally insured student loans	$–	$17,948,706
Private education loans	3,722,533	7,432,471
Deferred origination and premium costs	104,498	548,083
Allowance for loan losses	(37,588)	(149,098)
Student loans, net	3,789,443	25,780,162
Loans held for sale	33,486,095	2,409,267
Cash	588	17,998
Deferred income tax asset	214,743	–
Residual interests in securitized loans	–	820,291
Other assets	2,459,295	1,990,523
Total Assets	$39,950,164	$31,018,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Short-term borrowings, payable to principal stockholder	$4,346,400	$5,131,000
Short-term secured borrowings, payable to the Department of Education	–	2,066,686
Long-term borrowings, payable to principal stockholder	2,800,000	4,391,000
Long-term secured borrowings	31,729,770	16,999,976
Deferred income tax liability	–	410,546
Other liabilities	305,732	348,612
Total liabilities	39,181,902	29,347,820
Stockholders’ Equity
Common stock, $0.01 par value; authorized 50,000,000 shares; 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	143,185	141,869
Retained earnings	624,877	1,528,352
Total stockholders' equity	768,262	1,670,421
Total Liabilities and Stockholders' Equity	$39,950,164	$31,018,241

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

CONSOLIDATED VIEs	September 30,
2010
(Unaudited)
ASSETS
Private education loans	$3,722,533
Deferred origination and premium costs	104,498
Allowance for loan losses	(37,588)
Loans held for sale	28,232,963
Other assets(1)	2,137,687
LIABILITIES
Long-term secured borrowings	$31,729,770
Other liabilities	168,726
(1)	Amount primarily represents restricted cash and cash equivalents of $1.2 billion and accrued interest receivable of $0.9 billion
See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$142,069	$141,923
Capital contributions and other changes	1,316	107
Balance, end of period	$143,385	$142,030

RETAINED EARNINGS
Balance, beginning of period	$1,528,352	$1,452,280
Cumulative effect of adoption of accounting standards on January 1, 2010, net of taxes of $218.4 million	(364,108)	–
Net (loss) income	(518,367)	87,591
Common dividends declared, $1.05 and $2.13 per common share for the nine months ended September 30, 2010 and 2009, respectively	(21,000)	(42,600)
Balance, end of period	$624,877	$1,497,271

TOTAL STOCKHOLDERS’ EQUITY	$768,262	$1,639,301

See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(518,367)	$87,591
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of equipment and computer software	7,700	7,763
Amortization of deferred loan origination and purchase costs	95,402	65,451
Provision for loan losses	158,173	104,658
Deferred tax provision	(406,176)	(43,893)
Other changes in loans held for sale including loan origination and purchase costs	(2,344,933)	(3,564,051)
Change in accrued interest receivable	(54,784)	(170,463)
Proceeds from loans sold	4,741,949	1,843,065
Gains on loans sold	(55,600)	(35,576)
Fair value write down of loans held for sale	900,849	2,185
Accreted interest on residual interests	–	(51,949)
Gain on residual interest valuation	–	(14,034)
Loss on servicing asset valuation	–	21,804
Cash received on residual interests in trading securitized assets	–	149,998
Change in other assets	42,121	183,597
Change in other liabilities	(40,627)	(39,110)
Other non-cash charges	48,573	13,988
Net cash provided by (used in) operating activities	$2,574,280	$(1,438,976)

Cash flows from investing activities:
Change in loans	$1,536,413	$(1,703,364)
Change in loan origination and purchase costs	18,397	(1,929)
Proceeds from loans sold and securitized	–	515,276
Change in restricted cash and cash equivalents	(183,973)	(484,071)
Capital expenditures on equipment and computer software	(5,345)	(5,919)
Net cash provided by (used in) investing activities	$1,365,492	$(1,680,007)

Cash flows from financing activities:
Net change in borrowings payable to principal stockholder with original maturities of three months or less	$(514,600)	$(5,105,200)
Proceeds from other short-term borrowings	6,330,755	1,887,241
Repayments of other short-term borrowings	(6,104,441)	(5,656,628)
Proceeds from long-term borrowings	2,853,449	14,214,731
Repayments of long-term borrowings	(6,501,345)	(2,178,501)
Dividends paid to stockholders	(21,000)	(42,600)
Net cash (used in) provided by financing activities	$(3,957,182)	$3,119,043

Net (decrease) increase in cash	$(17,410)	$60
Cash – beginning of period	17,998	595
Cash – end of period	$588	$655

Supplemental disclosure:
Cash paid for:
Interest	$511,845	$462,736
Income taxes, net	$54,780	$40,136
See accompanying Notes to the unaudited Consolidated Financial Statements.

THE STUDENT LOAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Developments

On September 17, 2010, The Student Loan Corporation (the Company) entered into an Agreement and Plan of Merger (Merger Agreement) between the Company and a wholly-owned subsidiary of Discover Bank (Discover) (a wholly-owned subsidiary of Discover Financial Services), for Discover to acquire the Company’s private student loan business.  Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $30.00 in cash.  Separately, on that same day, the Company entered into Asset Purchase Agreements, under which the Company expects to sell certain of its residual interests in securitization trusts, ownership interest in its special purpose subsidiaries, and other related loan assets to SLM Corporation (Sallie Mae) and Citibank, N.A. (CBNA) (Asset Purchase Agreements).

Each of the Merger Agreement, and the Asset Purchase Agreements between the Company and Sallie Mae and CBNA is conditioned on the successful closing of the others. In addition, the closing of the transactions contemplated by these agreements is subject to the satisfaction or waiver of customary closing conditions (including, among others, shareholder approval for the Merger Agreement and the Asset Purchase Agreement with Sallie Mae). The merger is also conditioned upon repayment of the Company’s borrowings with CBNA and termination of the Company’s Amended and Restated Omnibus Credit Agreement, entered into on January 29, 2010 (Amended and Restated Omnibus Credit Agreement) with CBNA.

In connection with these transactions, a definitive proxy statement was filed with the U.S. Securities and Exchange Commission (SEC) on November 1, 2010. Refer to Note 2 for a further discussion of the Asset Purchase Agreements.

Background

The accompanying unaudited Consolidated Financial Statements of the Company, a Delaware corporation, include the accounts of the Company and its wholly owned subsidiaries, SLC Student Loan Receivables I, Inc, SLC Conduit I LLC and its consolidated securitization trusts that are Variable Interest Entities (VIEs) and for which the Company is the primary beneficiary.  SLC Student Loan Receivables I, Inc. is a special-purpose entity formed in 2001 for the purpose of acquiring student loans originated or acquired by the Company and transferring such loans to, and depositing such loans in, securitization trusts. SLC Conduit I LLC is a limited liability company formed in 2009 for the purpose of acquiring Federal Family Education Loan (FFEL) Program loans originated or acquired by the Company and issuing funding notes to the U.S. Department of Education (the Department) sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit).  All intercompany balances and transactions have been eliminated.

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

Interim Financial Information

In the opinion of management, all adjustments, consisting of normal, recurring accruals, necessary to state fairly the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP) have been reflected.  The results for the three and nine months ended September 30, 2010 may not be indicative of the results for the full year ending December 31, 2010. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s 2009 Annual Report on Form 10-K and the Company’s Form 10-Q for the quarter ended June 30, 2010.

Basis of Presentation

The Company’s accounting policies are in conformity with GAAP. The Company’s operations are a single segment for financial reporting purposes, as the Company’s operations consist only of originating, managing and servicing student loans.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassification had no effect on the Consolidated Balance Sheet and Consolidated Statements of Operations as previously reported.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates based on assumptions about current and future economic and market conditions (including, but not limited to, credit risk, market liquidity and interest rates) which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates reflect existing conditions and expected trends, as appropriate, it is reasonably possible that actual conditions in the future could differ from those estimates.  Such differences could have a material adverse effect on the Company’s results of operations and financial position. Among other effects, such changes could result in credit losses in excess of established reserves in the Allowance for loan losses and changes in the carrying value of the Company’s loans held for sale to adjust the carrying value to the lower of cost or fair value.

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

Pursuant to the Asset Purchase Agreement described above and in more detail in Note 2, the Company intends to sell certain of its FFEL Program and private education loans to Sallie Mae and CBNA.  In accordance with this, at September 30, 2010 these loans are classified as Loans held for sale.

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

The Company’s on-balance sheet securitization transactions are collateralized by certain of its student loans, which are recorded in Federally insured student loans, Private education loans and Loans held for sale and by accrued interest on the student loans and restricted cash and cash equivalents, which are recorded in Other assets on the Consolidated Balance Sheets.

Historically, the Company retained interests in off-balance sheet securitization trusts in the form of residual interests, servicing assets, and retained notes.  All of the Company’s retained interests were recorded at fair value in accordance with GAAP.  Unrealized gains and losses on retained interests were reported in Fee and other income. Accreted interest on residual interests was reported in Interest income.  The Company estimated the fair value of the residual interests and servicing assets using an income approach which determined the present value of expected future cash flows using modeling techniques that incorporated management’s best estimates of key assumptions, including prepayment speeds, credit losses, borrower benefits and discount rates.

The Company receives cash from the trusts for servicing fee revenues, residual interest distributions and payments of principal and interest on retained notes.

For additional information on the Company’s securitization activities see Note 9.

Loans Financed through Department of Education Programs

The Company has funded certain of its FFEL Program loans through the Conduit.  The funding received from the Conduit is accounted for as secured borrowings.  These borrowings are recorded in long-term secured borrowings and the student loans pledged as collateral are recorded in Loans held for sale at September 30, 2010 and Federally insured student loans at December 31, 2009 on the Company’s Consolidated Balance Sheets.  See Note 6 for additional information regarding the Conduit.

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

Loans Held for Sale

Loans held for sale are loans that the Company intends to include in sale transactions, including loans that the Company intends to sell pursuant to the Asset Purchase Agreements described above as well as loans that the Company originates in anticipation of sale under the Purchase Program.  Management continually assesses its future loan sale plans and may transfer loans or record loans directly into the held for sale portfolio to meet the Company’s anticipated near term sale requirements.  In accordance with the guidance in ASC 310-10-35-49, these loans are recorded at the lower of cost, consisting of principal and deferred costs, or fair value evaluated on an aggregate basis.

At September 30, 2010, loans held for sale were primarily composed of loans that the Company expects to sell to Sallie Mae and CBNA pursuant to the Asset Purchase Agreements, which provide for a purchase price that is lower than the carrying value of the loans.

During 2009, loans held for sale were primarily composed of loans to be sold to the Department under the Purchase Program, which provides for a purchase price that is higher than the carrying value of the loans.  During the quarter ended September 30, 2009, the cost of certain loans held for sale, which could not be sold under the Purchase Program, exceeded fair value.  Accordingly, the Company recorded lower of cost or fair value write downs on these loans held for sale of $2.2 million for both the three and nine months ended September 30, 2009 and the loans were transferred from loans held for sale back into the operating loan portfolio during the period.

Changes in the Company’s loans held for sale are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$4,713,030	$1,574,653	$2,409,267	$1,072,316
Originations and purchases	94,742	1,897,265	2,604,227	3,752,164
Transfers into loans held for sale	34,344,446	–	34,344,446	–
Transfers back into the operating loan portfolio	(21,649)	(51,429)	(25,352)	(55,241)
Loan sales	(4,686,350)	(1,128,016)	(4,686,350)	(2,322,765)
Fair value write down of loans held for sale	(900,849)	(2,185)	(900,849)	(2,185)
Other (1)	(57,275)	(34,112)	(259,294)	(188,113)
Balance at end of period	$33,486,095	$2,256,176	$33,486,095	$2,256,176

(1)	Amounts include, among other things, borrower principal payments and loan cancellations.

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

Based on the qualitative analysis performed, the Company determined that it is the primary beneficiary of all of its previously off-balance sheet securitizations because the Company was determined to be the variable interest holder with the power to most significantly influence the economic performance of the trusts.  In addition, through its residual interest, the Company was determined to have the obligation to absorb losses and the right to receive benefits of the VIE that could potentially be significant to the VIE.  This resulted in the consolidation of all of the Company’s previously off-balance sheet securitizations on January 1, 2010.  The Company consolidated all of the former QSPEs by initially measuring the assets and liabilities of the former QSPEs at their carrying values (the amounts at which the assets and liabilities would have been carried in the Consolidated Financial Statements if the Company had always consolidated these former QSPEs).

The consolidation of the Company’s previously unconsolidated securitization trusts on January 1, 2010 had the following impact on the Company’s Consolidated Balance Sheet:

January 1,
(Dollars in thousands)	2010

Assets:
Federally insured student loans	$11,825,513
Private education loans	2,064,716
Deferred origination and premium costs	247,902
Allowance for loan losses	(6,987)
Student loans, net	14,131,144
Residual interest in securitized loans	(820,291)
Other assets	274,666
Total Assets	$13,585,519

Liabilities and Stockholders’ Equity:
Long-term secured borrowings	$14,165,862
Deferred income taxes	(219,113)
Other liabilities	2,878
Total Liabilities	13,949,627
Retained earnings	(364,108)
Total Liabilities and Stockholders' Equity	$13,585,519

2.	SIGNIFICANT TRANSACTIONS

Pursuant to the Asset Purchase Agreements described above, the Company intends to sell certain of its residual interests in securitization trusts, ownership interest in its special purpose subsidiaries, and other related loan assets to Sallie Mae and CBNA.  The Company has determined that the transactions constitute a sale of loans and extinguishment of debt and, accordingly, will account for these components of the transactions in accordance with the guidance in ASC 310-10-35-49 and ASC 405-20-40-1, respectively.

As a result of executing the Asset Purchase Agreements the Company transferred the loans it expects to sell to Sallie Mae and CBNA into Loans held for sale during the third quarter of 2010.  ASC 310-10-35-49 requires that the loans transferred into held for sale be carried at the lower of cost, consisting of principal and deferred costs, or fair value.  Based on the terms of the Asset Purchase Agreements, the loans were determined to have a fair value that was lower than their carrying value.  Accordingly, the Company recorded lower of cost or fair value write downs on these loans of $900.8 million.  The estimated fair values of these loans have been determined by the Company by allocating the net proceeds under each asset purchase agreement to the related assets and liabilities by first estimating the fair values of the assets and liabilities for which observable markets exist, such as those for the secured borrowings included in the transactions, and allocating the remaining proceeds to the loans.  The fair values of the secured borrowings included in the transactions were determined by discounting cash flows using certain assumptions including, among other things, maturity and discount rates.

Upon closing of the transactions contemplated by the Asset Purchase Agreements, which is expected to occur during the fourth quarter of 2010, the Company expects to record a pre-tax gain of approximately $507 million primarily related to extinguishment of the secured borrowings transferred to Sallie Mae and CBNA. The pre-tax gain will be recognized in accordance with ASC 405-20-40-1, which specifies that a liability has been extinguished when i) the debtor pays the creditor and is relieved of its obligation for the liability or ii) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. The expected gain relates primarily to the difference between the fair value and the carrying value of the Company’s secured borrowings collateralized by FFEL Program loans. These borrowings generally have interest rates that are lower than prevailing interest rates and, as a result, the fair value of these borrowings is less than carrying value.

The actual impairment charge and gain to be recorded upon closing of the transactions could differ materially from these estimates based on various factors, including changes in economic conditions which affect the fair value of the assets and liabilities included in the transactions, failure to satisfy closing conditions, additional costs incurred in connection with these transactions, and changes in the composition, and amounts of the net assets sold.

3.	FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

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

The Company’s portfolio of student loans consists primarily of loans originated under government guaranteed loan programs, principally the FFEL Program, and private education loans, primarily CitiAssist loans.  Pursuant to the Asset Purchase Agreements described in Notes 1 and 2 above, at September 30, 2010 the majority of these loans are classified as Loans held for sale.

The Company’s loans are summarized by program type as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Federal Stafford Loans	$–	$10,414,533
Federal Consolidation Loans	–	5,864,695
Federal SLS/PLUS/HEAL Loans	–	1,669,478
Private education loans	3,722,533	7,432,471
Total student loans held, excluding deferred costs	3,722,533	25,381,177
Deferred origination and premium costs	104,498	548,083
Student loans held	3,827,031	25,929,260
Less: allowance for loan losses	(37,588)	(149,098)
Student loans held, net	3,789,443	25,780,162
Loans held for sale, excluding deferred costs	33,808,484	2,381,026
Deferred origination and premium costs	578,460	28,241
Allowance for fair value write down of loans held for sale	(900,849)	–
Loans held for sale	33,486,095	2,409,267
Other loans and lines of credit (1)	–	5,616
Total loan assets	$37,275,538	$28,195,045

(1)	Recorded in Other Assets and included in Other in Note 5.

5.	OTHER ASSETS

Other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Accrued interest receivable:
from student loan borrowers	$1,083,978	$889,461
from federal government	6,207	1,607
Restricted cash and cash equivalents	1,163,168	690,536
Income taxes receivable	89,478	114,077
Deferred financing fees	73,876	39,667
Equipment and computer software (1)	22,154	24,745
Servicing asset from securitization activity	–	176,587
Retained notes from securitization activities	–	19,750
Other	20,434	34,093
Total other assets	$2,459,295	$1,990,523

(1)	Amounts are reflected net of accumulated depreciation and software amortization of $70.4 million and $67.0 million at September 30, 2010 and December 31, 2009, respectively.

6.	SHORT- AND LONG-TERM BORROWINGS

The following table summarizes the Company’s total borrowings:

	September 30,2010		December 31, 2009
(Dollars in thousands)	Interest Rates	Ending Balance	Ending Balance
Unsecured borrowings:
Short-term borrowings, payable to principal stockholder under the Original Omnibus Credit Agreement	2.43% to 2.99%	$1,591,000	$5,131,000
Long-term borrowings, payable to principal stockholder under the Original Omnibus Credit Agreement	2.82% to 5.39%	2,800,000	4,391,000
Total unsecured borrowings		$4,391,000	$9,522,000

Secured borrowings:
Short-term borrowings payable to the Department	–	$–	$2,066,686
Short-term borrowings, payable to principal stockholder under the Amended and Restated Omnibus Credit Agreement	0.25% to 4.76%	2,755,400	–
Senior notes on long-term secured borrowings from on-balance sheet securitizations(1)	0.29% to 4.75%	21,104,965	6,812,894
Subordinated notes on long-term secured borrowings from on-balance sheet securitizations(1)	0.50% to 2.04%	789,063	–
Long-term secured borrowings from the Conduit(2)	0.70%	9,835,742	10,187,082
Total secured borrowings		$34,485,170	$19,066,662
Total Borrowings:		$38,876,170	$28,588,662

(1)	Interest due on secured borrowings from the Company’s on-balance sheet securitizations is variable based on either 3-Month LIBOR, 1-Month LIBOR or prime, plus a fixed premium.
(2)	Interest due on secured borrowings from the Conduit is variable based on the rates at which the Conduit is able to issue commercial paper, plus fixed costs associated with the Conduit.

The Company’s Amended and Restated Omnibus Credit Agreement as executed provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two private education loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount by $1.0 billion to $5.6 billion.  After completing another securitization in July 2010, the Company further reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all borrowings will be due and payable on or before this date.

During the third quarter, both the Company and CBNA agreed to negotiate an additional 364 day term (the Additional Term) in accordance with the provisions of the Amended and Restated Omnibus Credit Agreement. In addition, in light of the expected transactions with Discover, Sallie Mae and CBNA, the Company and CBNA are currently negotiating an extension of the Amended and Restated Omnibus Credit Agreement which would ensure the Company has access to funding subsequent to December 30, 2010 if the transactions have not closed by that date, until the earlier to occur of the closing of the transactions or the execution of the Additional Term.  If no extension agreement is reached, the Company and CBNA expect to begin negotiating the Additional Term during the fourth quarter of 2010. The merger of the Company with Discover is conditioned upon repayment and termination of the Amended and Restated Omnibus Credit Agreement. If these transactions do not close by the end of the year, the Company expects an extension or agreement for the Additional Term will be executed before the expiration of the initial term of the Amended and Restated Omnibus Credit Agreement. However, there is no assurance that such extension or Additional Term agreement will be executed on a timely basis, and, if not, whether and when the Company could obtain sufficient alternate sources of financing on acceptable terms.   If a suitable replacement or replacements, whether from CBNA or otherwise, are not put in place on a timely basis, the Company will no longer have a guaranteed funding source.  This could have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

The Amended and Restated Omnibus Credit Agreement also requires a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default. CBNA’s consent is generally required for the release of pledged collateral for whole loan sales, securitizations, and participation in government funding programs.  As a result of the impairment charge described in Note 2, the Company breached one of the financial covenants in the Amended and Restated Omnibus Credit Agreement during the third quarter of 2010. The Company requested, and CBNA granted, a waiver of this breach before it occurred.

At September 30, 2010, there were $4.4 billion of borrowings outstanding under the terms of the Omnibus Credit Agreement dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement) and $2.8 billion outstanding under the Amended and Restated Omnibus Credit Agreement, which were collateralized by the remaining, otherwise unencumbered FFEL Program and private education loans with a carrying value of $5.3 billion.  At September 30, 2010, the Company had sufficient collateral to borrow the remaining $1.8 billion available under the Amended and Restated Omnibus Agreement.  These borrowings will continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  If a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The borrowings outstanding under the Original Omnibus Credit Agreement are also subject to the representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default contained in the Amended and Restated Omnibus Credit Agreement.

At September 30, 2010, $1.0 billion of the Company’s outstanding unsecured borrowings under the Original Omnibus Credit Agreement and $2.1 billion of the Company’s secured borrowings from certain of its private education loan securitizations included interest rate floor derivatives embedded in the respective debt instruments. These embedded options have been determined to be clearly and closely related to the debt instruments as these terms are defined in ASC 815 and, therefore, do not require bifurcation.

At September 30, 2010 and December 31, 2009, $0.2 billion of the Company’s senior notes from securitizations is denominated in Euros and $0.1 billion of subordinated notes remains available for issuance. At September 30, 2010, the Company had total authorized long-term secured borrowings of $31.8 billion, which were collateralized by FFELP Program and private education loans with a carrying value of $26.5 billion and $5.6 billion, respectively. Principal payments on the long-term secured borrowings are made as principal amounts are collected on the collateralized loans. The secured borrowings from the Company’s securitizations mature from September 2014 through February 2045. Secured borrowings related to the Conduit will mature before the expiration of the Conduit Program in January 2014.

See the Consolidated Balance Sheet for additional information regarding collateralized assets related to the Company’s long-term secured borrowings.

The Conduit provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  In addition to providing financing at a cost based on market rates, a significant benefit to lenders is that eligible loans are permitted to have borrower benefits, which are not permitted under the Participation and Purchase Programs.  Funding from the Conduit is provided indirectly by the capital markets through the sale to private investors of government back-stopped asset-backed commercial paper (CP).  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans.  The CP issued by the Conduit has short-term maturities generally ranging up to 90 days.  In the event the CP issued by the Conduit cannot be reissued at maturity and the Conduit does not have sufficient cash to repay investors, the Federal Financing Bank (FFB) has committed to provide short-term liquidity to the Conduit.  If the Conduit is not able to issue sufficient CP to repay its investors or liquidity advances from the FFB, the Company can either secure alternative financing and repay its Conduit borrowings or sell the pledged student loans to the Department at a predetermined price equal to either 97% or 100% of the accrued interest and outstanding principal of pledged loans, based on first disbursement date and certain other loan criteria.  If the Company were to sell the pledged loans to the Department, this would likely result in a significant loss to the Company.

7.	FEE AND OTHER (LOSS) INCOME

Fee and other (loss) income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Late fees	$3,434	$1,309	$11,235	$3,785
Net mark-to-market loss on interest rate derivative	(8,883)	–	(8,972)	–
(Loss) gain on foreign currency translation net of mark-to-market gain (loss) on foreign currency swap	1,127	995	1,312	2,093
Other origination and servicing fees from CBNA	614	1,178	1,402	5,343
Net gains from securitization retained interests and related derivatives	–	66,919	–	96,166
Other income	335	319	1,046	1,142
Total fee and other (loss) income	$(3,373)	$70,720	$6,023	$108,529

8.	RELATED PARTY TRANSACTIONS

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

The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-off and asset sales.  On September 17, 2010, the Company entered into a Merger Agreement with Discover and Asset Purchase Agreements with Sallie Mae and CBNA.  See Notes 1 and 2 for further information about these agreements.

Detailed below is a summary of the Company’s transactions with either CBNA or other Citigroup affiliates which are included in the accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Revenues:
Interest income	$2	$111	$135	$378
Interest expense	70,158	69,287	244,809	275,910
Fee and other (loss) income:
Derivative valuation (loss) gain	–	(56,153)	(267)	40,311
Other origination and servicing fees	672	1,178	1,534	5,343

Operating Expenses:
Salaries and employee benefits
Employee benefits and administration	$1,490	1,616	$4,571	$4,982
Stock-based compensation	110	250	725	554
Other expenses
Servicing, professional and other fees paid	13,797	16,814	43,376	48,229
Data processing and communications	2,196	2,074	7,042	6,019
Premises	548	534	1,607	1,622
Write-off of funding commitment fee	5,000	–	12,500	–
Other	837	543	2,342	2,034

Asset Purchase Agreement

On September 17, 2010, the Company entered into an Asset Purchase Agreement by and among the Company, CBNA, Citibank (South Dakota) National Association, and SLC Student Loan Receivables I, Inc. (the CBNA Asset Purchase Agreement), whereby CBNA is expected to acquire from the Company (i) approximately $5 billion of unsecuritized FFEL Program and private education loans, (ii) residual interests in and servicing rights for one securitization trust holding approximately $2 billion of private education loans and a second securitization trust holding approximately $800 million of FFEL Program loans, and (iii) other assets and liabilities, including the shares of SLC Student Loan Receivables I, Inc., the depositor for the securitization trusts.  The CBNA Asset Purchase Agreement provides that CBNA will pay to SLC an amount equal to the aggregate principal amount outstanding under SLC's Omnibus Credit Agreement together with all accrued and unpaid interest, excluding any termination fees related to early prepayment thereof (after taking into account the application of the proceeds to SLC under the Sallie Mae Asset Purchase Agreement), subject to certain adjustments as described in the CBNA Asset Purchase Agreement.  See Notes 1 and 2 for additional information related to the CBNA and Sallie Mae Asset Purchase Agreements.

Funding Agreements

On January 29, 2010, the Company entered into the Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement and is effective as of January 1, 2010.  The Company’s unsecured borrowings at December 31, 2009 represent borrowings outstanding under the terms of Original Omnibus Credit Agreement.  The Amended and Restated Omnibus Credit Agreement, as executed, provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing two loan securitizations in the first quarter of 2010, the Company reduced the aggregate commitment amount under the credit agreement by a total of $1.0 billion to $5.6 billion.  After completing another securitization in July 2010, the Company further reduced the aggregate commitment amount under the credit agreement by $1.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all borrowings will be due and payable on or before this date.

At September 30, 2010 the Company had outstanding short- and long-term unsecured borrowings with CBNA under the Original Omnibus Credit Agreement of $1.6 billion and $2.8 billion, respectively, and $5.1 billion and $4.4 billion, respectively, at December 31, 2009.  In addition, the Company had $2.8 billion of short-term secured borrowings under the Amended and Restated Omnibus Credit Agreement at September 30, 2010.

When the Amended and Restated Omnibus Credit Agreement was executed, the Company paid an upfront funding commitment fee of $57.0 million to secure the funding commitment.  For the three and nine months ended September 30, 2010, the Company recognized amortization of the upfront funding commitment fee of $9.3 million and $35.3 million, respectively, which is included in Interest expense.  The Company also recorded write downs of the upfront funding commitment fee of $5.0 million and $12.5 million in conjunction with the loan commitment reduction for the three and nine months ended September 30, 2010, respectively, which are included as a component of Operating expense. Under this agreement, CBNA also charges a monthly fee on the undrawn balance, for which the Company recognized $8.2 million and $40.5 million, respectively, for the three and nine months ended September 30, 2010 in Interest expense.

For further information on the Company’s borrowings with CBNA, see Note 6.

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

Student Loan Origination Agreement and Servicing Fees Earned

CitiAssist loans are originated and serviced under an intercompany agreement with CBNA.  After final disbursement by CBNA, the Company purchases all qualified private education loans at CBNA’s carrying value at the time of purchase, plus a contractual premium. Total principal balances of CitiAssist loans purchased by the Company were $0.1 billion and $0.8 billion for the three and nine months ended September 30, 2010, respectively, as compared to $1.6 billion and $1.7 billion for the three and nine months ended September 30, 2009, respectively.  Total premiums paid by the Company related to CitiAssist loan purchases were $0.4 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, as compared to $10.3 million and $11.4 million for the three and nine months ended September 30, 2009, respectively.  At September 30, 2010, the Company was committed to purchase CitiAssist loans of $0.4 billion.

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

9.	STUDENT LOAN SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

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

The Company also entered into similar securitization transactions that did not qualify for sale treatment and, accordingly, were accounted for as secured borrowings.  These transactions do not give rise to a gain or loss on sale. Student loan assets sold to these securitization trusts, along with other assets and liabilities of the trusts, remain on-balance sheet.  The Company’s FFEL Program loans that are funded through the Conduit are funded indirectly through the sale of asset-backed CP to private investors and are also accounted for as secured borrowings with the transferred assets remaining on-balance sheet.  See Notes 1 and 6 for additional details about the Company’s secured borrowings.

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

For an understanding of the carrying amount of assets pledged as collateral for secured borrowings through securitizations and the related liabilities at September 30, 2010, refer to the table included on the Consolidated Balance Sheet.  The assets of the Company’s consolidated VIEs are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trust.

Under terms of all the trust arrangements, the Company has the option, but not the obligation, to provide financial support, but has never provided such support.  A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the FFEL Program or private credit insurance.

The following table summarizes the Company’s securitization activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Student loans securitized (1)	$783,054	$4,036,209	$2,682,764	$4,623,494
Student loans funded through the Conduit (1)	–	1,934,041	547,541	10,477,198
Total student loans funded through securitization financings (1)	$783,054	$5,970,250	$3,230,305	$15,100,692

Net proceeds from student loans securitized (2)	$852,863	$3,296,688	$2,312,304	$3,842,814
Net proceeds from student loans funded through the Conduit during the current period (2)	–	1,897,241	533,632	$10,389,529
Total net proceeds from securitization financings(2)	$852,863	$5,193,929	$2,845,936	$14,232,343

(1)	Amounts represent the principal amount of student loans securitized as of the securitization date.

(2)	Amounts represent net proceeds from loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans funded through securitization financings and net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs.

The following table summarizes the principal amounts and fair values of retained interests in the Company’s off-balance sheet loan securitizations at December 31, 2009:

	December 31, 2009
(Dollars in thousands)	FFEL Program Loans	Private Education Loans

Principal amounts	$11,830,320	$2,066,492
Retained interests	868,529	148,099

The following table reflects amounts received from previously off-balance sheet securitization trusts:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2009
Cash received for servicing	$19,249	$58,937
Cash received on residual interests	47,428	149,998
Cash received on retained notes	502	1,893

During the three and nine months ended September 30, 2009, the Company earned $19.1 million and $58.6 million, respectively, of contractually specified servicing fees.  The company also earned $0.4 million and $1.7 million of interest on retained notes for the three and nine months ended September 30, 2009, respectively.

Changes in the Company’s servicing assets are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$–	$185,998	$176,587	$208,133
Changes in fair value due to changes in inputs and assumptions	–	8,141	–	2,555
Other changes (1)	–	(7,810)	(176,587)	(24,359)
Balance at end of period	$–	$186,329	$–	$186,329

(1)
Amount for the nine months ended September 30, 2010 represents the elimination of servicing assets as the Company consolidated previously off-balance sheet securitization trusts as a result of changes in accounting standards.  Amounts  for the three and nine months ended September 30, 2009 represent the effects of excess servicing income received and the passage of time.

The following table reflects net gains from securitization retained interests and related derivatives from off-balance sheet securitization trusts, which are recorded in Fee and other income:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2009	2009
Gains related to residual interests	$98,577	$14,034
Servicing revenue net of valuation gains and losses on servicing assets	19,466	36,792
Mark-to-market (losses) gains on derivatives	(56,153)	40,311
Realized and unrealized gains on retained notes	5,029	5,029
Net gains from securitization retained interests and related derivatives	$66,919	$96,166

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

December 31,2009
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

Principal amounts of off-balance sheet securitized loans and the related loan delinquencies (loans which are 90 days or more past due) are presented in the following table:

(Dollars in thousands)	December 31, 2009

Principal amounts	$13,896,812
Delinquencies	553,463

Credit losses, net of recoveries, for the Company’s off-balance sheet securitized loans are presented in the table below:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2009

Credit losses, net of recoveries:	$3,448	$9,273

10.	DERIVATIVE AGREEMENTS

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

The Company’s derivative instruments do not qualify for hedge accounting under ASC 815.

The fair values of the Company’s derivatives are included in Other assets and Other liabilities, respectively, and are provided in the table below:

	September 30, 2010			December 31, 2009
		Fair Value			Fair Value
(Dollars in thousands)	Notional	Asset	Liability	Notional	Asset	Liability
Prime-LIBOR swap	$1,772,609	$8,339	$–	$–	$–	$–
Foreign currency swap	232,050	–	26,374	232,050	–	17,381

Gains and losses on the Company’s derivatives are recorded in Fee and other income and are provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gains (losses) on foreign currency swap	$22,067	$10,100	$(8,993)	$12,788
Losses on prime-LIBOR swap	(8,883)	–	(8,972)	–
(Losses) gains on LIBOR-based swaps	–	(221)	–	10,210
(Losses) gains on interest rate floor options	–	(55,932)	–	30,101
Net gains (losses) on derivatives	$13,184	$(46,053)	$(17,965)	$53,099

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS (ASC 825-10)

The estimated fair value of the Company’s financial instruments is presented in the following table:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Federally insured student loans	$27,551,884	$27,552,405	$20,719,055	$20,368,741
Private education loans	9,723,654	8,920,603	7,475,990	5,014,558
Cash and restricted cash and cash equivalents	1,163,756	1,163,756	708,534	708,534
Accrued interest receivable	1,090,185	1,052,018	891,069	776,524
Derivative assets	8,339	8,339	–	–
Residual interests in loans securitized	–	–	820,291	820,291
Servicing assets	–	–	176,587	176,587
Retained notes from securitization sales	–	–	19,750	19,750
Financial Liabilities:
Short-term borrowings	$4,346,400	$4,364,998	$7,197,686	$7,219,301
Long-term borrowings	34,529,770	33,594,718	21,390,976	21,412,849
Derivative liabilities	26,374	26,374	17,381	17,381
Interest payable	55,516	55,516	63,898	63,898

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

Total Loan Assets

At September 30, 2010 the fair value of the Company’s loans held for sale which it intends to sell to Sallie Mae and CBNA pursuant to the Asset Purchase Agreements was determined by the Company by allocating the net proceeds under each asset purchase agreement to the related assets and liabilities by first estimating the fair values of the assets and liabilities for which observable markets exist, such as those for the secured borrowings included in the transactions, and allocating the remaining proceeds to the loans.  The fair values of the secured borrowings included in the transactions were determined by discounting cash flows using certain assumptions including, among other things, maturity and discount rates.  The fair value of the Company’s FFEL Program loans classified as held for sale which the Company has the ability and intent to sell to the Department under the Purchase Program was determined using contractual sales price.  The fair value of all other loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates.  The carrying value is presented net of the allowance for loan losses.

At December 31, 2009, the fair value of the Company’s FFEL Program loans classified as held for sale which the Company had the ability and intent to sell to the Department under the Purchase Program, was determined using contractual sales price. The fair value of all other loans was calculated by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates. The carrying value is presented net of the allowance for loan losses.

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

Derivatives

The fair value of derivative instruments was based upon quotes received from counterparties.  These quotes are based on the counterparties’ proprietary models utilizing specific terms and conditions of the derivatives and other market observable inputs.  Derivatives are recorded at fair value in the Company’s Consolidated Financial Statements.  For additional information about the Company’s derivatives, see Note 10.

Residual Interests in Loans Securitized, Servicing Assets and Retained Notes

The fair value of the residual interests in the loans securitized, servicing assets, and retained notes (collectively, retained interests) at December 31, 2009 was determined using a discounted cash flow model.  At December 31, 2009, retained interests from securitization were recorded at fair value in the Company’s Consolidated Financial Statements.  For more information on student loan securitizations, see Note 9.

Short-Term and Long-Term Borrowings

The Company pays interest on its short- and long-term borrowings based on CP, LIBOR or prime rates.  These borrowings generally have variable interest rates with reset periods ranging from one day to every three months, depending on the specific terms of each borrowing.  Many of the Company’s borrowings are based on a base index plus a credit premium.  These credit premiums are fixed over the life of the related borrowing. The fair value of the Company’s borrowings from CBNA, the Conduit and from its on-balance sheet securitization trusts was calculated by discounting cash flows using, among other things, estimated assumptions including maturity and market discount rates.

12.	FAIR VALUE (ASC 860-50-35 and 50, ASC 820-10 AND ASC 825-10)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of these hierarchy levels:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Level 2	Level 3 (1)	Level 2	Level 3
Assets:
Other assets (2)	$8,339	$–	$–	$196,337
Residual interests in securitized loans	–	–	–	820,291
Total Assets	$8,339	$–	$–	$1,016,628

Liabilities:
Other liabilities	$26,374	$–	$17,381	$–

(1)
As a result of changes in accounting standards effective January 1, 2010, which resulted in the consolidation of the Company’s previously unconsolidated securitizations trusts, the Company no longer has any retained interests in off-balance sheet securitizations, which were previously recorded in Level 3.

(2)
Amount reported in Level 2 at September 30, 2010 represents an interest rate swap from one of the Company’s securitization trusts that was consolidated as a result of changes in accounting standards, effective January 1, 2010.

Derivatives

The fair value of the derivatives instruments was based upon quotes received from counterparties.  These quotes are based on the counterparties’ proprietary models utilizing specific terms and conditions of the derivatives and other market observable inputs.  Derivatives are recorded at fair value and are included in Other assets and Other liabilities in the table above and in the Company’s Consolidated Financial Statements. For more information on derivatives, see Note 10.

Retained Interests in Securitized Loans

During 2009, the Company classified its residual interests, servicing assets and retained notes in its off balance-sheet securitizations as Level 3 instruments and utilized discounted cash flow models to measure the fair value. These models required management to make certain assumptions which, while based on relevant internal and external data, inherently involve significant judgment and uncertainty.  At December 31, 2009, all of the Company’s retained interests in off-balance sheet securitizations were recorded at fair value in the Company’s Consolidated Financial Statements.  For more information on loan securitizations, see Note 9.

The following table presents the changes in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Residual interests in securitized loans:
Balance at beginning of period	$–	$790,545	$820,291	$942,807
Total gains and losses (realized/unrealized) included in earnings:
Interest income	–	17,098	–	51,949
Fee and other income	–	98,577	–	14,034
Purchases, issuances and settlements (1)	–	(47,428)	(820,291)	(149,998)
Balance at end of period	$–	$858,792	$–	$858,792

Unrealized gains relating to assets still held at the reporting date (2)	$–	$98,577	$–	$14,034

Servicing assets and retained notes included in Other assets:
Balance at beginning of period	$–	$252,485	$196,337	$274,620
Total losses (realized/unrealized) included in earnings:
Fee and other income	–	15,476	–	14,419
Purchases, issuances and settlements (1)	–	(62,029)	(196,337)	(83,107)
Balance at end of period	$–	$205,932	$–	$205,932

Unrealized gains relating to assets still held at the reporting date (2)	$–	$10,702	$–	$5,116

(1)
Amount reported for the nine months ended September 30, 2010 represents the elimination of the Company’s residual interests and servicing assets in its previously off-balance sheet securitization trusts as a result of changes in accounting standards which resulted in the consolidation of these trusts.

(2)	The difference between total gains and losses (realized /unrealized) included in earnings and unrealized gains and losses relating to assets still held at the reporting date represents accreted yield.

Items Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These include assets such as loans held for sale that are measured at the lower of cost or fair value.  The Company’s loans held for sale includes loans which it intends to sell to the Department under the Purchase Program and loans it intends to sell to Sallie Mae and CBNA pursuant to the Asset Purchase Agreements.

The fair value of the loans the Company intends to sell to the Department is determined using contractual sales price and therefore classified in Level 1 of the fair value hierarchy. For the three and nine months ended September 30, 2010, the fair value of these loans exceeded the carrying value and therefore, no write down was necessary.

The fair value of the Company’s loans held for sale which it intends to sell to Sallie Mae and CBNA was determined by the Company by allocating the net proceeds under each asset purchase agreement to the related assets and liabilities by first estimating the fair values of the assets and liabilities for which observable markets exist, such as those for the secured borrowings included in the transactions, and allocating the remaining proceeds to the loans.  The fair values of the secured borrowings included in the transactions were determined by discounting cash flows using certain assumptions including, among other things, maturity and discount rates.  These loans are classified in Level 3 of the fair value hierarchy.  Based on the terms of the Asset Purchase Agreements, the loans were determined to have a fair value that was lower than their carrying value.  Accordingly, the Company recorded lower of cost or fair value write downs on these loans for the three and nine months ended September 30, 2010.

During the quarter ended September 30, 2009, the Company determined that certain loans held for sale under the Purchase Program could not Company calculated the fair value of these loans by discounting cash flows through expected maturity using the estimated current relevant yield curve for the interest rates and determined that the cost of these loans exceeded fair value.  As a result, the Company recorded lower of cost or fair value write downs on these loans held for sale for both the three and nine months ended September 30, 2009 and the loans were transferred from loans held for sale back into the operating loan portfolio during the period. These loans are classified in Level 3 of the fair value hierarchy.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a non-recurring basis for each of these hierarchy levels:

	Fair Value Measurements Using
	September 30, 2010		December 31, 2009
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3 )	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Loans held for sale	$42,498	$33,443,597	$2,409,267

The following table presents the Company’s lower of cost or fair value write downs on loans held for sale, which were classified as Level 3, recorded in Fee and other (loss) income:

	Fair Value Measurements Using
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fair value write down of loans held for sale	$(900,849)	$(2,185)	$(900,849)	$(2,185)

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in various litigation proceedings incidental to and typical of the business in which it is engaged.  In addition, the Company has been named as a defendant in various litigation proceedings incidental to the Merger Agreement and Asset Purchase Agreements referred to in Notes 1 and 2.  In the opinion of the Company’s management, the ultimate resolution of these matters would not be likely to have a material adverse effect on the results of the Company’s operations, financial condition or liquidity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are typically identified by the words or phrases “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may result in”, “may fluctuate”, and similar expressions or future or conditional verbs such as “will”, “should”, “would” and “could”.  These forward-looking statements involve risks and uncertainties, which could cause The Student Loan Corporation’s (the Company) actual results to differ materially from those the Company expects, including, but not limited to:
•
the success of the Company’s proposed merger with a wholly-owned subsidiary of Discover Bank (Discover) (a wholly-owned subsidiary of Discover Financial Services) and the sale of certain of the Company’s assets, including residual interests and servicing rights, to SLM Corporation (Sallie Mae) and Citibank, N.A. (CBNA);

•	the amount, availability, and cost of future short- and long-term financing to the Company from CBNA, securitizations, whole loan sales, and other sources;

•	the Company’s ability to acquire or originate a sufficient volume of private education loans in the amounts anticipated and with interest rates that generate sufficient yields and margins;

•
the effects of legislative and regulatory changes that affect the demand for, collectability of and interest rates on student loans, especially the Health Care and Education Reconciliation Act of 2010 which eliminated the origination of new Federal Family Education Loan (FFEL) Program loans as of July 1, 2010;

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

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes, the Company’s 2009 Annual Report on Form 10-K, and the Company’s Form 10-Q for the quarter ended June 30, 2010.

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

Results of Operations – a review of the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009 and discussion of the key factors impacting those results.

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

The Company utilizes funding from various sources for liquidity and to fund new loan originations including securitizations, government sponsored programs and borrowings from CBNA.  The Department sponsored student loan-backed commercial paper conduit, Straight-A Funding, LLC (the Conduit) provides funding to the Company for certain of its FFEL Program Stafford and PLUS loans which were fully disbursed by September 30, 2009.  In addition, since December 2008 the Company had been utilizing the Department’s Loan Participation Purchase Program (the Participation Program) and Loan Purchase Commitment Program (the Purchase Program) available through the Ensuring Continued Access to Student Loans Act (ECASLA) to fund new FFEL Program Stafford and PLUS loan originations.

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

Business Highlights

On September 17, 2010, the Company entered into an Agreement and Plan of Merger (Merger Agreement) between the Company and Discover for Discover to acquire the Company’s private student loan business.  Under the terms of the Merger Agreement, at the effective time of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger would be converted into the right to receive $30.00 in cash.  Separately, on that same day, the Company entered into Asset Purchase Agreements, under which the Company expects to sell certain of its residual interests in securitization trusts, ownership interest in its special purpose subsidiaries, and other related loan assets to Sallie Mae and CBNA (Asset Purchase Agreements). Each of the Merger Agreement and the Asset Purchase Agreements between the Company and Sallie Mae and CBNA is conditioned on the successful closing of the others. In addition, the closing of the transactions contemplated by these agreements is subject to the satisfaction or waiver of customary closing conditions (including, among others, shareholder approval for the Merger Agreement and the Asset Purchase Agreement with Sallie Mae). The merger is also conditioned upon repayment and termination of the Company's Amended and Restated Omnibus Credit Agreement with CBNA.

The foregoing description of the contemplated transactions does not purport to be complete and is qualified in its entirety by reference to the definitive proxy statement filed with the U.S. Securities and Exchange Commission (SEC) on November 1, 2010.

As a result of executing the Asset Purchase Agreements, the Company transferred the loans it expects to sell to Sallie Mae and CBNA into loans held for sale and recorded an impairment charge of $900.8 million to adjust the carrying value to the lower of cost or fair value.  Upon closing of the transactions contemplated by the agreements, which is expected to occur during the fourth quarter of 2010, the Company expects to record a pre-tax gain of approximately $507 million primarily related to the extinguishment of the debt transferred to Sallie Mae and CBNA. The actual gain recorded upon closing of the transactions could differ from this estimate based on various factors, including failure to satisfy closing conditions, additional costs incurred in connection with the transactions or changes in the composition, and amounts of the net assets sold.

During the third quarter of 2010, the Company sold $4.6 billion of loans to the Department under the Purchase Program, which resulted in a gain on sale of $55.6 million.  The proceeds from this sale were used to pay back borrowings from the Participation Program, under which the majority of these loans were originally funded, as well as to pay down borrowings under the Amended and Restated Omnibus Credit Agreement.  The Company also raised $0.9 billion in a FFEL Program loan securitization transaction during the third quarter.  The Company used the proceeds from this securitization transaction as well as $2.8 billion of borrowings under the Amended and Restated Omnibus Credit Agreement to pay down $3.7 billion of grandfathered borrowings under the Omnibus Credit Agreement, dated November 30, 2000, between the Company and CBNA (Original Omnibus Credit Agreement) which matured during the quarter.  The Company also reduced the aggregate commitment under the Amended and Restated Omnibus Credit Agreement by a total of $1.0 billion during the quarter.

In response to regulatory guidance, the Company is in the process of implementing changes to its private education loan loss mitigation programs.  These changes are decreasing the balance of loans in forbearance status and increasing delinquencies and credit losses.  In addition, the Company anticipates that a sub-portfolio of its higher risk insured private education loans will exceed the aggregate maximum insurer coverage and as a result, recoveries from the insurer on these loans are expected to cease during the fourth quarter.  The Company has increased its allowance for loan losses for its estimate of inherent losses associated with these changes.

On October 13, 2010, the Company’s Board of Directors elected not to declare a dividend in light of the expected merger with Discover and asset purchase transactions with Sallie Mae and CBNA.

Impacts of Changes in Accounting Standards on the Company’s Financial Statements

Changes in accounting standards that were effective January 1, 2010 have significantly impacted the Company’s balance sheet and results of operations as of and for the three and nine months ended September 30, 2010.  These changes resulted in the consolidation of assets previously sold to unconsolidated securitization trusts and the debt issued by those trusts.  This also resulted in the elimination of retained interests related to those securitizations along with the related mark-to-market gains and losses.  The cumulative effect of adopting these new accounting standards on January 1, 2010 resulted in an aggregate after tax charge to retained earnings of $364.1 million.  For additional information about the adoption on January 1, 2010, see Note 1 to the Consolidated Financial Statements.

Beginning January 1, 2010, the Company now recognizes in its financial statements the net interest income of these trusts along with loan loss provisions, mark-to-market gains and losses on derivatives held by the trusts and trust operating expenses.  For a more comprehensive understanding of the impact of the consolidation of the Company’s previously unconsolidated securitization trusts on the Company’s results of operations, refer to the Results of Operations section beginning on page 43.

Critical Accounting Estimates

Certain accounting estimates made by management are considered to be important to the portrayal of the Company’s consolidated financial condition.  Since management is required to make difficult, complex or subjective judgments and estimates, actual results could differ, possibly materially, from those estimates.  The most significant of these critical estimates and judgments are those used to account for allowance for loan losses as well as loans held for sale, including those used to determine the write down on certain loans that the Company transferred into held for sale during the third quarter which it expects to sell to Sallie Mae and CBNA pursuant to the Asset Purchase Agreements.

Based on the terms of the Asset Purchase Agreements, the Company recorded a pre-tax impairment charge in the third quarter of 2010 of approximately $900.8 million to reduce the carrying value of the loans to the lower of cost or fair value. Upon closing of the transactions contemplated by these agreements, which is expected to occur during the fourth quarter of 2010, the Company expects to record a pre-tax gain of approximately $507 million. The expected gain relates primarily to the difference between the fair value and the carrying value of the Company’s secured borrowings collateralized by FFEL Program loans.  These borrowings generally have interest rates that are lower than prevailing interest rates and, as a result, the fair value of the borrowings is less than carrying value.  Upon closing of the transactions, these borrowings will be extinguished and a gain will be recognized.  The actual impairment charge and gain recorded upon closing of the transactions could differ materially from these estimates based on various factors, including changes in economic conditions which affect the fair value of the assets and liabilities included in the transactions, failure to satisfy closing conditions, additional costs incurred in connection with these transactions or changes in the composition, and amounts of the net assets sold. The most significant of these factors is the credit premium demanded by investors in student loan asset backed securities, which affects the fair value of the secured borrowings included in the transactions.  A fifty basis point widening of the credit premiums demanded by the market would increase the impairment charge and increase the gain recorded upon closing by approximately $950 million.  Alternatively, a fifty basis point narrowing of the credit premiums would decrease the impairment charge and decrease the gain recorded upon closing by approximately $875 million.

See the Notes to the Consolidated Financial Statements and the Company’s 2009 Annual Report on Form 10-K for more information on the Company’s accounting estimates including critical accounting estimates related to the Company’s allowance for loan losses and loans held for sale.

Financial Condition

Loans

At September 30, 2010, the Company’s student loan assets were composed of private education loans, related deferred costs and a portfolio of loans held for sale.  The $3.7 billion of private education loans remaining in the Company’s loan portfolio includes securitized loans from three of the Company’s securitization trusts which the Company expects to remain with the business pursuant to the terms of the Merger Agreement.  The Company’s portfolio of loans held for sale includes $25.6 billion of securitized or pledged FFEL Program loans which the Company expects to sell to Sallie Mae as well as $7.9 billion of both securitized and unsecuritized FFEL Program and private education loans that the Company expects to sell to CBNA pursuant to the Asset Purchase Agreements.  See Note 4 to the Consolidated Financial Statements for a presentation of the Company’s loan portfolio.

Balances related to the Company’s managed, owned, and loans held for sale portfolios are summarized below:

	Ending Balances
(Dollars in millions)	September 30, 2010	December 31, 2009
Managed loans	$37,795	$42,938
Owned loans	37,313	28,339
Loans held for sale	33,486	2,409

During the nine month period ended September 30, 2010, the Company’s managed student loan portfolio decreased by 12% to $37.8 billion primarily due to the sale of $4.6 billion of FFEL Program loans to the Department of Education under the Purchase Program.  During the same period, the Company’s owned loan assets increased by $9.0 billion.  This increase primarily reflects $12.2 billion of student loan assets from the Company’s previously off-balance sheet securitization trusts that were consolidated as a result of changes in accounting standards effective January 1, 2010.

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

Details of the Company’s origination activity are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Retail:
FFEL Program Stafford and PLUS Loan originations	$96	$1,933	$2,617	$4,846
CitiAssist® loans disbursed under commitments to purchase (1)	191	346	593	1,112
Total Retail	287	2,279	3,210	5,958
Wholesale:
Loan Consolidation and other secondary market volume	–	16	20	58
Total Originations	$287	$2,295	$3,230	$6,016

(1)	Represents CitiAssist loans disbursed by CBNA. These loans have been or will be purchased by the Company after final disbursement.

The Company’s CitiAssist loan commitments are significantly lower than the same period in 2009, reflecting contraction in the private education loan market as well as changes to the Company’s origination strategy.  These changes, which included changes to the Company’s underwriting standards and pricing structure, resulted in the discontinuation of Uninsured CitiAssist Custom Loan programs and significantly reduced the volume of originations at certain schools.  Management believes that the contraction in the private education loan market reflects the current economic environment, which has led students and their families to make decisions that make college more affordable and allow them to borrow less.  In addition changes to the government-sponsored student lending programs, including simplification of the application process and increases in loan limits, have decreased the demand for private education loans.  The Company continuously enhances its private education loan product to optimize portfolio performance and ensure that it is competitive in the most attractive market segments.  In addition, as the Company shifts its business model to position the Company as the private education lender of choice, direct marketing to students and their families will take on greater focus.

The Company’s FFEL Program loan originations decreased by 46% for the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease is largely due to H.R. 4872, the Health Care and Education Reconciliation Act of 2010, which eliminated new originations under the FFEL Program beginning on July 1, 2010.  In compliance with this regulatory change, the Company is continuing to make disbursements on existing FFEL Program loans, however is no longer originating new loans under the FFEL Program.

In order to comply with certain legal and regulatory requirements, private education loans are originated by CBNA through an intercompany agreement.  After final disbursement, the Company purchases all private education loans from CBNA.  At September 30, 2010 and December 31, 2009, the private education loans disbursed and still held by CBNA were $0.2 billion and $0.4 billion, respectively.

Allowance for loan losses

The Company develops its allowance for loan losses using four segments: Insured CitiAssist, Uninsured CitiAssist Standard, Uninsured CitiAssist Custom, and as applicable, the FFEL Program.  Uninsured CitiAssist Standard is primarily composed of CitiAssist loans that have been approved based on standard underwriting criteria similar to Insured CitiAssist and were originated on or after January 1, 2008.  Uninsured CitiAssist Custom is primarily composed of loans made to non-traditional students or loans with less stringent underwriting standards.  The Company stopped originating new Uninsured CitiAssist Custom loans in November 2008.

Although the Company evaluates the adequacy of its allowance for loan losses using four segments, the entire allowance for loan losses is available to absorb credit losses from any of the loans in the Company’s student loan portfolio (excluding loans classified as held for sale).  At September 30, 2010, the Company’s student loan portfolio excluding loans classified as held for sale were primarily composed of loans from the Insured CitiAssist and Uninsured CitiAssist Standard segments. The allowance for loan losses includes all losses at each reporting period that are both probable and estimable.  However, no assurance can be provided that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future, or that a higher reserve for loan losses will not be required.  For a full understanding of the methodology used to estimate the allowance for loan losses, see Note 1 to the Consolidated Financial Statements.

The Company’s allowance for loan losses at September 30, 2010 was $37.6 million, a decrease of $111.5 million compared to $149.1 million at December 31, 2009.  This decrease primarily reflects the $166.1 million reduction of allowance for loan losses related to loans transferred into held for sale at the end of the third quarter.  This decrease was partially offset by an increase of $54.6 million associated with changes in expected recoveries on certain of the Company’s higher risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage; private education loan loss mitigation policy changes; additional reserves for newly consolidated student loan assets; and portfolio seasoning.

Charge-offs, net of recoveries, increased by $36.9 million, or 50%, during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to changes to the Company’s private education loan loss mitigation policies and seasoning of the Company’s Uninsured CitiAssist Standard and Custom portfolios. Future charge-offs on the loans transferred into held for sale will not be reflected in the provision for loan losses. Instead, expected losses on these loans are included in the valuation allowance, and related impairment charge, which are recorded to adjust the carrying value to the lower of cost or fair value.

An analysis of the allowance for loan losses and its components is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period(1)
FFEL Program	$22,113	$21,622	$26,080	$14,445
Insured CitiAssist	25,298	12,771	17,554	8,512
Uninsured CitiAssist Standard	50,331	15,513	35,840	11,891
Uninsured CitiAssist Custom	75,823	78,831	76,611	75,481
	$173,565	$128,737	$156,085	$110,329
Provision for loan losses
FFEL Program	$3,583	$7,423	$7,998	$19,786
Insured CitiAssist	28,018	9,836	43,702	21,335
Uninsured CitiAssist Standard	19,188	6,095	46,329	12,232
Uninsured CitiAssist Custom	22,097	15,336	60,144	51,305
	$72,886	$38,690	$158,173	$104,658
Charge offs
FFEL Program	$(5,737)	$(4,068)	$(14,119)	$(9,254)
Insured CitiAssist	(6,541)	(4,520)	(14,481)	(11,760)
Uninsured CitiAssist Standard	(10,384)	(2,654)	(23,693)	(5,169)
Uninsured CitiAssist Custom	(24,825)	(19,098)	(71,229)	(58,247)
	$(47,487)	$(30,340)	$(123,522)	$(84,430)
Recoveries
FFEL Program	$–	$–	$–	$–
Insured CitiAssist	–	–	–	–
Uninsured CitiAssist Standard	335	99	994	99
Uninsured CitiAssist Custom	4,363	4,126	11,932	10,656
	$4,698	$4,225	$12,926	$10,755

Reduction related to loans transferred into held for sale
FFEL Program	$(19,959)	$–	$(19,959)	$–
Insured CitiAssist	(25,186)	–	(25,186)	–
Uninsured CitiAssist Standard	(46,312)	–	(46,312)	–
Uninsured CitiAssist Custom	(74,617)	–	(74,617)	–
	$(166,074)	$–	$(166,074)	$–
Balance at end of period
FFEL Program	$–	$24,977	$–	$24,977
Insured CitiAssist	21,589	18,087	21,589	18,087
Uninsured CitiAssist Standard	13,158	19,053	13,158	19,053
Uninsured CitiAssist Custom	2,841	79,195	2,841	79,195
	$37,588	$141,312	$37,588	$141,312

(1)	Beginning balance for the nine months ended September 30, 2010 includes $7.0 million for the consolidation of loans from the Company’s previously off-balance sheet securitizations on January 1, 2010.

Private Education Loan Insurance and Risk Sharing Programs

The Company’s private education loan portfolio is not guaranteed by the federal government.  Although private education loans do not carry a federal government guarantee, 52% of the outstanding balances of these loans, including those classified as held for sale, carry private insurance through United Guaranty Commercial Insurance Company of North Carolina and New Hampshire Insurance Company (UGCIC/NHIC), and 10% of the outstanding balances are insured through Arrowood Indemnity Company (Arrowood).  UGCIC/NHIC are subsidiaries of American International Group (AIG).  Arrowood is a wholly owned subsidiary of Arrowpoint Capital Corporation (Arrowpoint).

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

From 2003 through 2007, UGCIC/NHIC insured the Company for maximum portfolio losses ranging from 12.5% to 13.5% over the life of the loans.  In addition, for loans insured from 2004 through 2007, the policies contain a stop loss provision whereby the gross loss rate on a sub-portfolio of higher risk loans is capped, ranging from 6.8% to 18% depending on the policy year.  The Company is exposed to 100% of losses that exceed these maximum portfolio or sub-portfolio thresholds.  While the maximum portfolio losses are not currently forecast to exceed these thresholds, the Company expects the aggregate losses on the sub-portfolio of higher risk private education loans that were insured in 2007 to exceed the maximum insurer coverage.  The Company actively monitors these sub-portfolios and has increased its allowance for loan losses in an effort to reflect the anticipated losses on these loans. However, if market conditions deteriorate or the impact of the private education loan loss mitigation policy changes is higher than anticipated maximum portfolio and sub-portfolio losses could be higher than expected.  For loans insured during 2005 and 2006, the insurance premium is calculated under an experience-rated plan, which may require additional premium payments of up to $58.2 million in order to maintain insurance coverage for these loans if the loss limits exceed the established parameters.  If parameters are exceeded in 2010, payments would be required beginning in 2011. Currently, all insurers are generally making claim payments as agreed. However, the Company anticipates that UGCIC/NHIC will need to rely on experience-rated premium payments by the Company as well as support agreements, including reinsurance, from affiliates to meet their long-term claim obligations.

At September 30, 2010, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information. Previously, UGCIC was rated a Baa2.

The Company stopped originating new Uninsured Custom loans in November 2008.  At September 30, 2010, 76% of the total Uninsured Custom loans were in repayment compared to only 55% at September 30, 2009.  The Uninsured Custom loans at September 30, 2010, including those classified as held for sale, include $179.1 million of higher risk loans made to students attending proprietary schools.  Most of these Uninsured Custom loans did not follow the Company’s standard underwriting process.  Approximately 50% of the Uninsured Custom loans are covered by risk-sharing agreements with higher education institutions. Under these programs, the institution assumes a portion of the Company’s credit exposure for the covered loans. The risk-sharing agreements generally take one of two forms: i) the school reimburses the Company for a specified percentage of losses of 50% to 100% when the losses exceed an agreed upon threshold ranging from 0% to 100%, or ii) the school pays 8% to 50% of the total disbursed amount to compensate for future expected losses.  Although this reduces the Company’s overall risk, these programs generally transfer less risk away from the Company than private insurance coverage.  Uninsured CitiAssist Custom recoveries for the nine months ended September 30, 2010 include $7.2 million from the risk-sharing agreements compared to $7.7 million for the nine months ended September 30, 2009.

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

Loss mitigation programs at banks and other financial institutions, including the Company, are subject to various regulatory requirements.  In response to regulatory guidance, the Company has implemented the following changes to its private education loan loss mitigation programs:

•
Borrowers must meet more rigorous eligibility criteria for forbearance. The eligibility assessment includes the borrower’s willingness and ability to make payments after the forbearance period and, depending on the situation, may require the borrower to submit supporting documentation.

•
Forbearance periods are generally limited to two months. However, one up-to-six month forbearance term is available immediately after the termination of the grace period and before any payments have been made. Previously, forbearance periods were generally granted in six month increments.

•	All loan types have a cumulative lifetime cap on forbearance of 12 months. Previously, one loan type had a 24-month cap.

•
Minimum periods of payment performance, during which borrowers are required to make full payments, are required between grants of forbearance. Previously, there were no payment performance requirements.

•
The existing graduated repayment program, which allowed borrowers to make interest-only payments for a 24- or 48-month period is being phased out and new requests for this program are no longer granted.

These changes are decreasing private education loan forbearance and graduated repayment program usage and increasing delinquencies and credit losses. The Company’s estimate of inherent losses associated with these policy changes as of September 30, 2010 is included in the allowance for loan losses.

With the policy changes implemented in mid-May, the amount of loans in forbearance at September 30, 2010, including those classified as held for sale,  was $361.8 million lower than at September 30, 2009.  The graduated repayment program usage of 19% at September 30, 2010 was virtually unchanged compared to prior quarter, but is expected to gradually decline beginning in the fourth quarter of the year.  During the third quarter, the migration of loans through the delinquency buckets began to accelerate and credit losses are expected to increase in the fourth quarter of the year.

Information on private education loans, including delinquency and insurance coverage, is shown in the tables below:

	September 30, 2010(1)							December 31, 2009
(Dollars in thousands)	Insured		Uninsured Standard		Uninsured Custom		Total	Insured		Uninsured Standard		Uninsured Custom		Total
Total private education loans	$2,990,349		$650,933		$81,251		$3,722,533	$4,408,479		$2,000,260		$1,023,732		$7,432,471
Private education loans in repayment	2,273,203		73,529		70,914		2,417,646	2,752,005		501,365		694,630		3,948,000
Private education loans in forbearance	47,003		6,580		1,134		54,717	273,839		84,470		56,978		415,287
Private education loans in forbearance as a percentage of private education loans in repayment and forbearance	2.0%		8.2%		1.6%		2.2%	9.1%		14.4%		7.6%		9.5%
Percent of private education loans that are delinquent 30 - 89 days	2.4%		4.2%		3.1%		2.5%	2.3%		1.9%		4.1%		2.5%
Percent of private education loans that are delinquent 90 days or more	1.3%		0.5%		0.9%		1.3%	1.9%		0.4%		1.2%		1.6%
Allowance for loan losses	$21,589		$13,158		$2,841		$37,588	$17,182		$31,217		$78,509		$126,908
Private education loans covered by risk-sharing agreements with schools	–		–		–		–	–		–		482,423		482,423
Year-to-date average of private education loans in repayment	2,242,694		42,385		73,451		2,358,530	2,372,212		273,478		600,392		3,246,082
Year-to-date average of private education loans in repayment and forbearance	2,365,072		48,542		76,170		2,489,784	2,655,263		319,543		656,031		3,630,837
Annualized year-to-date net credit losses as a percentage of average loans in repayment	0.3	%(2)	4.2	%(3)	4.8	%(2)	0.6%	0.7	%(2)	3.4	%(3)	10.7	%(2)	2.8%
Annualized year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.3	%(2)	3.6	%(3)	4.6	%(2)	0.5%	0.6	%(2)	2.9	%(3)	9.8	%(2)	2.5%
Allowance as a percentage of total loan balance	0.7	%(4)	2.0	%(3)	3.5	%(2)	1.0%	0.4	%(4)	1.6	%(3)	7.7	%(2)	1.7%
Allowance as a percentage of total loans in repayment	1.0	%(4)	17.9	%(3)	4.0	%(2)	1.6%	0.6	%(4)	6.2	%(3)	11.3	%(2)	3.2%
Allowance coverage of annualized year-to-date net credit losses (in years)	2.8	(5)	7.4)	(6)	0.8		2.9	1.1	(5)	3.3	(6)	1.2		1.4

(1)
Amounts presented above for September 30, 2010 represent the Company’s private education loan portfolio (excluding loans classified as held for sale), which includes the Company’s private education loans which are expected to remain with the Company and included as part of the expected merger with Discover.

(2)	Decreases from December 31, 2009 primarily reflect the higher credit quality of the loans in portfolio (excluding loans held for sale) at September 30, 2009.

(3)	Increases from December 31, 2009 primarily reflect the impact of changes in the Company’s private education loan loss mitigation programs.

(4)
Increases from December 31, 2009 primarily reflect the impact of changes in the Company’s private education loan loss mitigation programs as well as changes in expected recoveries on a sub-portfolio of the Company’s higher-risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage.

(5)	Increases from December 31, 2009 primarily reflect changes in expected recoveries on a sub-portfolio of the Company's higher-risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage.

(6)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

	September 30, 2010(1)							September 30, 2009
(Dollars in thousands)	Insured		Uninsured Standard		Uninsured Custom		Total	Insured		Uninsured Standard		Uninsured Custom		Total
Total private education loans	$2,990,349		$650,933		$81,251		$3,722,533	$4,419,082		$1,899,819		$1,043,523		$7,362,424
Private education loans in repayment	2,273,203		73,529		70,914		2,417,646	2,357,721		268,771		576,680		3,203,172
Private education loans in forbearance	47,003		6,580		1,134		54,717	301,629		51,504		59,959		413,092
Private education loans in forbearance as a percentage of private education loans in repayment and forbearance	2.0%		8.2%		1.6%		2.2%	11.3%		16.1%		9.4%		11.4%
Percent of private education loans that are delinquent 30 - 89 days	2.4%		4.2%		3.1%		2.5%	2.9%		3.0%		4.8%		3.2%
Percent of private education loans that are delinquent 90 days or more	1.3%		0.5%		0.9%		1.3%	2.3%		0.6%		1.7%		2.0%
Allowance for loan losses	$21,589		$13,158		$2,841		$37,588	$18,087		$19,053		$79,195		$116,335
Private education loans covered by risk-sharing agreements with schools	–		–		–		–	–		–		499,237		499,237
Year-to-date average of private education loans in repayment	2,242,694		42,385		73,451		2,358,530	2,302,636		228,018		585,137		3,115,791
Year-to-date average of private education loans in repayment and forbearance	2,365,072		48,542		76,170		2,489,784	2,584,500		267,087		640,194		3,491,781
Annualized year-to-date net credit losses as a percentage of average loans in repayment	0.3	%(2)	4.2	%(3)	4.8	%(2)	0.6%	0.7	%(2)	3.0	%(3)	10.8	%(2)	2.8%
Annualized year-to-date net credit losses as a percentage of average loans in repayment and forbearance	0.3	%(2)	3.6	%(3)	4.6	%(2)	0.5%	0.6	%(2)	2.5	%(3)	9.9	%(2)	2.5%
Allowance as a percentage of total loan balance	0.7	%(4)	2.0	%(3)	3.5	%(2)	1.0%	0.4	%(4)	1.0	%(3)	7.6	%(2)	1.6%
Allowance as a percentage of total loans in repayment	1.0	%(4)	17.9	%(3)	4.0	%(2)	1.6%	0.8	%(4)	7.1	%(3)	13.7	%(2)	3.6%
Allowance coverage of annualized year-to-date net credit losses (in years)	2.8	(5)	7.4	(6)	0.8		2.9	1.2	(5)	2.8	(6)	1.2		1.4

(1)
Amounts presented above for September 30, 2010 represent the Company’s private education loan portfolio (excluding loans classified as held for sale), which includes the Company’s private education loans which are expected to remain with the Company and included as part of the expected merger with Discover.

(2)	Decreases from September 30, 2009 primarily reflect the higher credit quality of the loans in portfolio (excluding loans held for sale) at September 30, 2010.

(3)	Increases from September 30, 2009 primarily reflect the impact of changes in the Company’s private education loan loss mitigation programs.

(4)
Increases from September 30, 2009 primarily reflect the impact of changes in the Company’s private education loan loss mitigation programs as well as changes in expected recoveries on a sub-portfolio of the Company’s higher-risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage.

(5)	Increases from September 30, 2009 primarily reflect changes in expected recoveries on a sub-portfolio of the Company's higher-risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage.

(6)
The Company began originating loans in this portfolio in January 2008, so few loans have entered repayment.  Accordingly, the amount of net credit losses is disproportionately low relative to the allowance for loan losses, which includes an allowance for loans not yet in repayment.

Results of Operations

Factors Affecting Net Interest Income

Net Interest Margin Spread Analysis

The following table analyzes the components of net interest margin for the Company’s student loan portfolio:

	Nine Months Ended
	September 30,
	2010	2009
Student loan yield	2.80%	2.71%
Floor income	0.40%	0.34%
Consolidation loan rebate fees	(0.39)%	(0.23)%
Accreted interest on residual interests	–	0.24%
Amortization of deferred loan origination and purchase costs	(0.29)%	(0.31)%
Net yield	2.52%	2.75%
Cost of funds (1)	(1.67)%	(1.80)%
Net interest margin	0.85%	0.95%

(1)       Cost of funds was calculated by dividing interest expense by average interest bearing assets.

The Company’s net interest margin is affected by a variety of factors, including the interest rate environment, regulatory actions and competition. The Company’s student loan yield is either based on CP or Treasury rates (FFEL Program loans) or prime or LIBOR rates (private education loans) plus an incremental credit premium.  The Company has the ability to set credit premiums on its private education loans to reflect current market conditions at origination.  However, credit premiums earned on FFEL Program loans are prescribed under the Higher Education Act. The College Cost Reduction and Access Act (CCRA Act) reduced the yield on new loans originated on or after October 1, 2007.  In addition, net interest margin is impacted by the relative profitability of the Company’s FFEL Program and private education loan products, and by the weighting of these products within the Company’s loan portfolio.  For the nine months ended September 30, 2010, the Company earned $713.5 million and $325.5 million in student loan interest from its FFEL Program and private education loan portfolios, respectively.

In contrast, the Company’s cost of funds is primarily based on three month LIBOR plus an incremental credit premium.  Increasing or decreasing LIBOR rates combined with increasing or decreasing credit premiums affect the Company’s overall interest expense.  LIBOR rates on the Company’s debt reset periodically while credit premiums are fixed based on market rates at the time of borrowing.

The Company’s student loan yield is also impacted by floor income earned on its FFEL Program loans that were originated prior to April 1, 2006.  Floor income is defined as the difference between the income earned at the borrower payment rate less the Department-stipulated asset spread and the funding cost of the asset. Floor income, as determined by the Company, is a financial measure that is not defined by U.S. generally accepted accounting principles (GAAP).  The six basis point increase in net interest margin from floor income primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, a significant amount of which are loans that were originated prior to April 1, 2006 and generate floor income.

The decrease in net interest margin of ten basis points is impacted by several factors.  During the nine months ended September 30, 2010, the Company recognized in interest expense $75.8 million for amortization of the upfront commitment fee on the Amended and Restated Omnibus Credit Agreement, entered into on January 29, 2010 (Amended and Restated Omnibus Credit Agreement) and fees on the undrawn balance.  This reduced net interest margin by 23 basis points.  In addition, changes in accounting standards resulted in the consolidation of previously off-balance sheet securitization trusts which eliminated the related residual interests and associated accretion, which had contributed 24 basis points to net interest margin in the nine months ended September 30, 2009.  If these factors were excluded, the adjusted net interest margin for the nine months ended September 30, 2010 would be 37 basis points higher than the same period of 2009. The consolidation of the previously off-balance sheet securitization trusts contributed to this overall increase in net interest margin largely because the cost of funds for these trusts is lower than that of other borrowings of the Company due to favorable market conditions existing at the time of securitization. At September 30, 2010 and 2009, the Company’s outstanding borrowings had contractual weighted average interest rates of 1.5% and 1.7%, respectively.

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

In an effort to mitigate net interest margin compression, the Company continuously refines its product pricing to reflect current market conditions.  In addition, the Company has accessed several sources of funding for FFEL Program loans including the Participation Program and the Conduit.  These sources provide funding at more favorable credit premiums than alternative sources.  See Legislation and Regulations on page 52 and Liquidity and Capital Resources on page 50, for further details.

Rate/Volume Analysis

The following table shows the factors contributing to changes in net interest income (interest income less interest expense) year-over-year, due to changes in both the weighted average balances and interest rates of loan assets and funding liabilities:

	For the nine months ended September 30, 2010 vs. the nine months ended September 30, 2009
	Increase (decrease) due to change in:
(Dollars in millions)	Volume	Rate	Net
Interest earning assets	$306.4	$(72.8)	$233.6
Interest bearing liabilities	228.1	(67.8)	160.3
Net interest income	$78.3	$(5.0)	$73.3

Three Months Ended September 30, 2010

The Company’s comparisons of financial highlights are as follows:

	Three Months Ended		Favorable
	September 30,		(Unfavorable)
(Dollars in thousands)	2010	2009	Change
Net interest income	$96,920	$74,111	$22,809
Provision for loan losses	(72,886)	(38,690)	(34,196)
Gains on loans sold	55,600	17,712	37,888
Fair value write down of loans held for sale	(900,849)	(2,185)	(898,664)
Fee and other (loss) income	(3,373)	70,720	(74,093)
Operating expenses	(40,581)	(34,707)	(5,874)
Benefit (provision) for income taxes	325,522	(32,154)	357,676
Net (loss) income	$(539,647)	$54,807	$(594,454)
Total operating expenses as a percentage of average managed student loans	0.37%	0.32%	(0.05)%
Return on average equity	(182.2)%	13.6%	(195.8)%
Effective tax rate	37.6%	37.0%	(0.6	) %

Net interest income

Net interest income of $96.9 million for the three months ended September 30, 2010 was $22.8 million, or 31%, higher than the same period in 2009.  This increase reflects a net increase of $38.2 million related to the adoption of new accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts, $17.5 million for pricing changes on the Company’s private education loans, $4.9 million for higher loan balances, and $2.2 million for the impact of favorable changes in the spreads between CP and LIBOR and prime and LIBOR.  These increases were partially offset by higher funding costs which decreased net interest income by $21.9 million, amortization of the funding commitment fee on the Company’s Amended and Restated Omnibus Credit Agreement of $9.3 million and fees on the undrawn balance of $8.2 million.  Net interest margin of 0.90% was eleven basis points lower than the same period of 2009.  Net interest margin excluding the amortization of the funding commitment fee and excluding fees on the undrawn balance was 1.06% for the three months ended September 30, 2010, five basis points higher than the same period in 2009 reflecting the consolidation of the Company’s previously unconsolidated securitization trusts partially offset by higher funding costs.

Net interest income includes floor income of $43.2 million and $27.1 million for the three months ended September 30, 2010 and 2009, respectively.  This increase primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, including a significant amount of loans that were originated prior to April 1, 2006 which generate floor income.

Provision for loan losses

The provision for loan losses increased by $34.2 million, or 88%, for the three months ended September 30, 2010 as compared to the same period in 2009.  This increase primarily reflects changes in expected recoveries on certain of the Company’s higher risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage and changes in the Company’s private education loan loss mitigation policies.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 37.

Gains on loans sold

Gains on loans sold of $55.6 million for the three months ended September 30, 2010 increased by $37.9 million compared to the same period in 2009 reflecting the sale of $4.6 billion of the Company’s loans held for sale to the Department under the Purchase Program during the third quarter.

Fair value write down of loans held for sale

As a result of the executed Asset Purchase Agreements entered into on September 17, 2010, the Company transferred the loans it expects to sell to Sallie Mae and CBNA into loans held for sale and recorded a lower of cost or fair value write down of $900.8 million to adjust the carrying value to the lower of cost or fair value.  The Company also recorded a lower of cost or fair value write down of its loans held for sale of $2.2 million during the three months September 30, 2009.  See Notes 1 and 2 to the Consolidated Financial Statements for further information on the loans that were transferred into held for sale and the related write downs.

Fee and other (loss) income

For the three months ended September 30, 2010, the Company recorded fee and other loss of $3.4 million, which was primarily composed of mark-to-market losses on the Company’s interest rate derivative.  The decrease of $74.1 million compared to the same period in 2009 primarily reflects changes in the Company’s fee and other income related to the Company’s securitization activities largely as a result of changes in accounting standards which resulted in the consolidation of previously unconsolidated securitization trusts.  See Note 1 to the Consolidated Financial Statements for further information regarding the change in accounting for securitizations.

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

Changes in the fair value of the foreign currency swap within the Company’s 2008-1 securitization trust have historically been largely offset by foreign currency translation adjustments on the Euro denominated debt. In the future, however, any significant fluctuations between the then current exchange rate and the market’s expectation of future exchange rates could give rise to material gains or losses. In addition, changes in the fair value of the prime-LIBOR swap within the Company’s 2006-A securitization trust, which was consolidated as of January 1, 2010, could be material and are not offset by any changes in the carrying value of the securitization trust’s other assets or liabilities. For more information on the Company’s derivative agreements, see Note 10 to the Consolidated Financial Statements.

Operating expenses

Total operating expenses of $40.6 million for the quarter ended September 30, 2010 were $5.9 million higher than the same period in 2009.  Operating expenses during the third quarter of 2010 included a $5.0 million write-off of Omnibus Credit Agreement upfront commitment fees, which resulted from the Company’s reduction in the aggregate commitment amount under the agreement and legal and financial advisory costs of $2.9 million associated with the transactions described above. While this reduction in the commitment amount resulted in a write-off in the current quarter, it reduces fees incurred on the undrawn balance. The Company’s operating expense ratio (total operating expenses less the write-off of Omnibus Credit Agreement upfront commitment fees as a percentage of average managed student loans) for the third quarter of 2010 was 0.33%, one basis point higher than the same quarter of 2009 reflecting the legal and financial advisory costs noted above.

Benefit (provision) for income taxes

The Company’s benefit for income taxes for three months ended September 30, 2010 primarily reflects the tax benefit recorded on the impairment charge recorded by the Company during the third quarter of 2010.

Nine Months Ended September 30, 2010

The Company’s comparisons of financial highlights are as follows:

	Nine Months Ended		Favorable
	September 30,		(Unfavorable)
(Dollars in thousands)	2010	2009	Change
Net interest income	$276,352	$203,073	$73,279
Provision for loan losses	(158,173)	(104,658)	(53,515)
Gains on loans sold	55,600	35,576	20,024
Fair value write down of loans held for sale	(900,849)	(2,185)	(898,664)
Fee and other income	6,023	108,529	(102,506)
Operating expenses	(116,263)	(104,777)	(11,486)
Benefit (provision) for income taxes	318,943	(47,967)	366,910
Net income	$(518,367)	$87,591	$(605,958)
Total operating expenses as a percentage of average managed student loans	0.35%	0.32%	(0.03)%
Return on average equity	(55.4)%	7.4%	(62.8)%
Effective tax rate	38.1%	35.4%	(2.7	) %

Net interest income

Net interest income of $276.4 million for the nine months ended September 30, 2010 was $73.3 million, or 36%, higher than the same period in 2009.  This increase reflects a net increase of $123.9 million related to the adoption of new accounting standards which resulted in the consolidation of the Company’s previously unconsolidated securitization trusts, $54.3 million for the impact of favorable changes in the spreads between CP and LIBOR and prime and LIBOR, $38.3 million for pricing changes on the Company’s private education loans, and $24.9 million for higher loan balances.  These increases were partially offset by higher funding costs which decreased net interest income by $89.5 million, amortization of the funding commitment fee on the Company’s Amended and Restated Omnibus Credit Agreement of $35.3 million and fees on the undrawn balance of $40.5 million.  Net interest margin of 0.85% was 10 basis points lower than the same period of 2009.  Net interest margin excluding the amortization of the funding commitment fee and excluding fees on the undrawn balance was 1.08% for the nine months ended September 30, 2010, 13 basis points higher than the same period in 2009 reflecting the consolidation of the Company’s previously unconsolidated securitization trusts partially offset by higher funding costs.

Net interest income includes floor income of $130.2 million and $73.1 million for the nine months ended September 30, 2010 and 2009, respectively.  This increase primarily reflects the consolidation of loans from the Company’s previously off-balance sheet securitizations, including a significant amount of loans that were originated prior to April 1, 2006 which generate floor income.

Provision for loan losses

The provision for loan losses increased by $53.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  This increase primarily reflects changes in expected recoveries on certain of the Company’s higher risk insured private education loans, which the Company now expects will exceed the aggregate maximum insurer coverage; private education loan loss mitigation policy changes; additional reserves for newly consolidated student loan assets; and portfolio seasoning.  For a full discussion of trends in the Company’s loan losses, see Allowance for Loan Losses on page 37.

Gains on loans sold

Gains on loans sold of $55.6 million for the nine months ended September 30, 2010 increased by $20.0 million compared to the same period in 2009 reflecting an increase in the amount of loans sold to the Department under the Purchase Program.

Fair value write down of loans held for sale

As a result of the executed Asset Purchase Agreements entered into on September 17, 2010, the Company transferred the loans it expects to sell to Sallie Mae and CBNA into loans held for sale and recorded a lower of cost or fair value write down of $900.8 to adjust the carrying value to the lower of cost or fair value.  The Company also recorded a lower of cost or fair value write down of its loans held for sale of $2.2 million during the nine months ended September 30, 2009.  See Notes 1 and 2 to the Consolidated Financial Statements for further information on the loans that were transferred into held for sale and the related write downs.

Fee and other (loss) income

The Company’s fee and other income of $6.0 million for the nine months ended September 30, 2010 was $102.5 million lower than the same period in 2009.  This decrease primarily reflects changes in the Company’s fee and other income related to the Company’s securitization activities largely as a result of changes in accounting standards which resulted in the consolidation of previously unconsolidated securitization trusts.  See Note 1 to the Consolidated Financial Statements for further information regarding the change in accounting for securitizations.

Operating expenses

Total operating expenses of $116.3 million for the nine months ended September 30, 2010 were $11.5 million, or 11%, higher than the same period in 2009.  Operating expenses during the nine months ended September 30, 2010 included a $12.5 million write-off of Omnibus Credit Agreement upfront commitment fees, which resulted from the Company’s reduction in the aggregate commitment amount under the agreement and legal and financial advisory costs of $4.0 million associated with the transactions described above. While this reduction in the commitment amount resulted in a write-off during 2010, it reduces fees incurred on the undrawn balance. The Company’s operating expense ratio (total operating expenses less the write-off of Omnibus Credit Agreement upfront commitment fees as a percentage of average managed student loans) for the nine months ended September 30, 2010 was 0.32%, consistent with the same quarter of 2009.

Benefit (provision) for income taxes

The Company’s provision for income taxes for nine months ended September 30, 2010 primarily reflects the tax benefit recorded on the impairment charge recorded by the Company during the third quarter of 2010.

Securitization Activity and Off-Balance Sheet Transactions

Securitization Activity

The Company securitizes student loans through the establishment of trusts, which purchase loans from the Company and sell notes backed by those loans.  The Company utilizes securitizations to assist in funding new loan origination activities.  The tables below provide information about the Company’s securitization activities.  See Notes 1, 6 and 9 to the Consolidated Financial Statements for additional details about the Company’s secured borrowings and securitization activities.

The Company completed three securitization financings during both the nine months ended September 30, 2010 and 2009.  The Company’s FFEL Program loans funded through the Conduit were also accounted for as secured borrowings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Student loans securitized (1)	$783,054	$4,036,209	$2,682,764	$4,623,494
Student loans funded through the Conduit (1)	–	1,934,041	547,541	10,477,198
Total student loans funded through securitization financings (1)	$783,054	$5,970,250	$3,230,305	$15,100,692

Net proceeds from student loans securitized (2)	$852,863	$3,296,688	$2,312,304	$3,842,814
Net proceeds from student loans funded through the Conduit during the current period (2)	–	1,897,241	533,632	10,389,529
Total net proceeds from securitization financings(2)	$852,863	5,193,929	$2,845,936	$14,232,343

(1)	Amounts represent the principal amount of student loans securitized as of the securitization date.

(2)	Amounts represent net proceeds of loans securitized or funded through the Conduit as of the securitization / funding date.

The difference between student loans funded through securitization financings and the net proceeds received is largely a result of required overcollateralization, but also reflects issuance costs.

The following table reflects balances related to all of the Company’s securitization transactions and other long-term secured borrowings:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Total on-balance sheet student loans securitized (1)	$22,339,389	$7,649,159
Total on-balance sheet student loans funded through the Conduit	9,720,605	10,060,877
Total off-balance sheet student loans securitized (2)	–	13,896,812
Total long-term secured borrowings(3)	31,729,770	16,999,976
Residual interests from off-balance sheet student loans securitized	–	820,291
Servicing assets from off-balance sheet student loans securitized	–	176,587

(1)	Amounts include securitized loan balances from eighteen on-balance sheet securitizations as of September 30, 2010 and five as of December 31, 2009.

(2)	Amounts include securitized loan balances from ten off-balance sheet securitizations as of December 31, 2009.

(3)	Amounts include secured borrowings from the Company’s on-balance sheet securitizations and the Conduit.

Other Off-Balance Sheet Arrangements

The Company also has credit commitments with schools and institutions which are detailed in Sources and Uses of Cash below, as well one foreign currency swap and one interest rate swap which are described in Note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

In determining the appropriate mix of funding, the Company strives to balance the competing objectives of maximizing net interest income and minimizing risk. In an effort to manage risk, the Company seeks to match the terms of its funding with the terms of its revenue producing assets, particularly the interest rate characteristics (including the index on which the rate is based and the timing of rate resets) and weighted average lives. The Company largely relies on two primary sources of funding: borrowings from CBNA and securitizations.  However, during 2009 and 2010 the Company further diversified its sources of funding through various programs and facilities supported by the Department.

Funding Arrangements with CBNA

On January 29, 2010, the Company entered into the Amended and Restated Omnibus Credit Agreement with CBNA. The Amended and Restated Omnibus Credit Agreement, as executed, provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding. After completing three securitizations during the nine months ended September 30, 2010, the Company reduced the aggregate commitment amount under the credit agreement by $2.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all borrowings will be due and payable on or before this date.

During the third quarter, both the Company and CBNA agreed to negotiate an additional 364 day term (the Additional Term) in accordance with the provisions of the Amended and Restated Omnibus Credit Agreement. In addition, in light of the expected transactions with Discover, Sallie Mae and CBNA, the Company and CBNA are currently negotiating an extension of the Amended and Restated Omnibus Credit Agreement which would ensure the Company has access to funding subsequent to December 30, 2010 if the transactions have not closed by that date, until the earlier to occur of the closing of the transactions or the execution of the Additional Term.  If no extension agreement is reached, the Company and CBNA expect to begin negotiating the Additional Term during the fourth quarter of 2010. The merger of the Company with Discover is conditioned upon repayment and termination of the Amended and Restated Omnibus Credit Agreement. If these transactions do not close by the end of the year, the Company expects an extension or agreement for the Additional Term will be executed before the expiration of the initial term of the Amended and Restated Omnibus Credit Agreement. However, there is no assurance that such extension or Additional Term agreement will be executed on a timely basis, and, if not, whether and when the Company could obtain sufficient alternate sources of financing on acceptable terms.   If a suitable replacement or replacements, whether from CBNA or otherwise, are not put in place on a timely basis, the Company will no longer have a guaranteed funding source.  This could have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

The Amended and Restated Omnibus Credit Agreement also requires a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default. CBNA’s consent is required for the release of pledged collateral for whole loan sales, securitizations, and participation in government funding programs.  As a result of the impairment charge described in Note 2, the Company breached one of the financial covenants in the Amended and Restated Omnibus Credit Agreement during the third quarter of 2010.  The Company requested, and CBNA granted, a waiver of this breach before it occurred.

At September 30, 2010, the Company had $4.4 billion and $2.8 billion of borrowings outstanding under the Original Omnibus Credit Agreement and the Amended and Restated Omnibus Credit Agreement, respectively.  In addition to proceeds from the Company’s operations, to the extent needed, overnight borrowings available through the Amended and Restated Omnibus Credit Agreement may be utilized to fund the Company’s business operations for the remainder of the year.

Securitizations

The Company continues to access funding directly with investors through the capital markets.  During the nine months ended September 30, 2010, the Company completed two private education loan securitizations, including one executed under The Term Asset-Backed Securities Loan Facility (TALF).  The Company also executed one FFEL Program securitization in July 2010.

Other Funding Programs

During 2009 and 2010 the Company utilized the following programs and facilities supported by the Department:

●
The Conduit:  This program provides additional liquidity support to eligible student lenders by providing funding for FFEL Program Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and fully disbursed by September 30, 2009.  The Company receives funding equal to 97% of the principal and interest to be capitalized of the pledged student loans through the issuance of a funding note which is purchased by the Conduit.  The funding notes mature no later than January 2014.  As of September 30, 2010, the Conduit is not available for new funding.

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

●
The Participation Program and Purchase Programs:  For eligible FFEL Program loans disbursed for the 2008 – 2009 and 2009 – 2010 academic years, the Participation Program provided lenders with short-term liquidity for new FFEL Program loan originations.  Under the Purchase Program, the Department purchased eligible FFEL Program loans at a price that exceeded the outstanding principal, accrued interest and origination fees, resulting in gains on the sale of loans.  These programs were only available until the October 15, 2010 final purchase date under the Purchase Program.

The Company has and will continue to shift its use of its available sources or augment funding with additional funding sources in response to changing market conditions.

The following table summarizes the Company’s primary sources and uses of cash:
	Nine Months Ended September 30,
(Dollars in billions)	2010	2009

Sources of Cash:
Proceeds related to the Participation and Purchase Programs, net of principal repayments	$2.7	$1.1
Borrower repayments on student loans and other loan reductions	2.7	1.4
Proceeds from student loans securitized	2.3	3.8 (1)
Proceeds from secured borrowings related to the Conduit	0.5	10.4

Uses of Cash:
Loan disbursements and other procurement activities	$(3.4)	$(6.6)
Repayments of borrowings with CBNA, net of proceeds	(2.4)	(10.2)
Repayments of secured borrowings related to securitizations	(1.4)	(0.1)
Repayments of secured borrowings related to the Conduit	(0.9)	–
Payment of funding commitment fee and fee on undrawn balance to CBNA under the Amended and Restated Omnibus Credit Agreement	(0.1)	–
(Decrease) increase in cash during the period:	$–	$–

(1)	Includes proceeds from whole loan sales

The Company had cash expenditures for equipment and computer software which were primarily composed of software developed for internal use.  Cash expenditures for equipment and computer software totaled $5.3 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Future Funding Expectations

The Company’s future cash needs will depend primarily on the volume of new loan disbursements as well as the cash provided by, or used in, operating activities.  Following the passage of H.R. 4872, the Health Care and Education Reconciliation Act of 2010, effective as of July 1, 2010, all new federally sponsored guaranteed student loans are being originated through the Federal Direct Loan Program.  As a result, FFEL Program loan disbursement volumes will be significantly lower than historical levels.  The Company expects new private education loan disbursements to be funded primarily via the capital markets and from the Amended and Restated Omnibus Credit Agreement.  However, under the terms of the Amended and Restated Omnibus Credit Agreement, any future securitizations will require approval from Citigroup.  In addition, the Company will continue to evaluate alternative funding sources.  However, there can be no assurance that any such alternatives will provide terms that are comparable to or more favorable than those currently available to the Company.  Management believes liquidity and capital will be sufficient to meet the Company's anticipated requirements until closing of the proposed Asset Purchase Agreements with Sallie Mae and CBNA and the Merger Agreement with Discover, which is expected to occur in the fourth quarter of 2010, utilizing funding from the Amended and Restated Omnibus Credit Agreement.

If these transactions do not close by the end of the year, the Company expects an extension or agreement for the Additional Term will be executed before the expiration of the initial term of the Amended and Restated Omnibus Credit Agreement. In such circumstances, management believes liquidity and capital will be sufficient to meet the Company's anticipated requirements until the expiration of the term of the Amended and Restated Omnibus Credit Agreement utilizing funding available from the Amended and Restated Omnibus Credit Agreement and via the securitization market. The adequacy of the Company’s liquidity and capital if the proposed transactions are not completed is dependent upon, among other things, the capital markets providing uninterrupted and cost effective funding.  In addition, if the proposed transactions are not completed, the Company may enter into alternative sale or merger agreements.  Any disposition of its ownership in the Company by Citigroup which results in a change of control whereby an entity other than CBNA or its affiliates owns more than 50% of the voting equity interest in the Company, or other event that results in the early termination of the Amended and Restated Omnibus Credit Agreement, could materially and adversely impact the Company’s liquidity and capital requirements.

Legislation and Regulations

Current Legislative and Regulatory Impacts

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law H.R. 4173, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, establishes a new Bureau of Consumer Financial Protection (the Bureau) housed within the Federal Reserve. The Bureau will have regulatory authority over a broad range of entities engaged in the provision of consumer financial products and services, including banks and their affiliates as well as student lenders.  This act consolidates into the Bureau all consumer protection responsibilities currently held by various regulatory agencies.  Although the Bureau will coordinate with principal regulators, it will have exclusive federal authority to enforce the federal consumer financial laws against certain entities including large banks and their subsidiaries.  The Act also creates a new framework for determining issues in connection with federal preemption of state consumer financial protection laws and enforcement powers of states in the field of consumer protection.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the Office of the Comptroller of the Currency (OCC), with state enforcement and visitation deemed preempted by the authority of the OCC.  This type of regulatory framework will have a material effect on the Company by substantially increasing the regulatory burden on the Company.

In addition to the creation of the Bureau, this act also requires securitizers to retain at least five percent of the credit risk associated with any securitized asset, unless the underlying loans meet standards that reduce risk.  In addition, issuers of asset-backed securities will be required to provide additional disclosures about the underlying assets.

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

Other Developments

H.R. 5055, the College Debt Swap Act of 2010 and S. 1541, the Private Student Loan Debt Swap Act of 2009 have been introduced into Congress, each of which would allow certain private education loan borrowers, who, at the time of taking out the private education loan, were eligible for loans through federally guaranteed student loan programs, to refinance their private education loans under the Federal Direct Loan Program.  The Company cannot predict whether this legislation will be enacted in this form, if at all, or the potential impact on the Company’s financial condition or results of operations.

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

	September 30,
(Dollars in millions)	2010		2009
100 basis points	Increase	Decrease	Increase	Decrease
Change in interest income	$(22.2)	$59.5	$0.2	$10.0

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

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

On September 20, 2010, the Company, its directors, CBNA and Citigroup were named as defendants in a putative class action lawsuit filed in the Delaware Court of Chancery, purportedly brought on behalf of the public common stockholders of the Company to enjoin the Sallie Mae transaction, the Discover merger and the CBNA transaction. This action is entitled Kahn v. The Student Loan Corporation, et al., C.A. No. 5832-VCL (Del. Ch.).  The complaint alleges, among other things, that the individual defendants and CBNA breached their fiduciary duties by failing to maximize the value to be received by the company’s stockholders and that Citigroup aided and abetted the other defendants’ breaches of fiduciary duties. The complaint seeks, among other things, declaration of the action as a properly maintainable class action, preliminary and permanent injunctive relief against the consummation of the expected transactions by the defendants, compensatory damages and costs and disbursements.

On September 23, 2010, the Company, its directors, Discover Financial Services and Citigroup were named as defendants in a putative class action lawsuit filed in the Superior Court of the State of Connecticut, purportedly brought on behalf of the public common stockholders of the Company to enjoin the Sallie Mae transaction, the Discover merger and the CBNA transaction. This action is entitled Zengel v. The Student Loan Corporation, et al., Docket No.: FST-CV10-6006764-S (Conn. Sup. Ct.).  The complaint alleges, among other things, that the individual defendants and the Company breached their fiduciary duties by failing to maximize the value to be received by the Company’s stockholders and that Discover Financial Services and Citigroup aided and abetted the other defendants’ breaches of fiduciary duties. The complaint seeks, among other things, preliminary and permanent injunctive relief against the consummation of the expected transactions and an order holding the defendants jointly and severally accountable for damages and costs and disbursements.

On September 24, 2010, the Company, its directors, CBNA and Citigroup were named as defendants in a putative class action lawsuit filed in the Delaware Court of Chancery, purportedly brought on behalf of the public common stockholders of the Company to enjoin the Sallie Mae transaction, the Discover merger and the CBNA transaction. This action is entitled Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Atal, et al., C.A. No. 5849-VCL (Del. Ch.). The complaint alleges, among other things, that the individual defendants, CBNA and Citigroup breached their fiduciary duties by failing to maximize the value to be received by the Company’s stockholders and by failing to make sufficient disclosures to the public regarding the transactions.  The complaint seeks, among other things, declaration of the action as a properly maintainable class action, preliminary and permanent injunctive relief against the consummation of the expected transactions by the defendants, compensatory damages and costs and disbursements.

On October 6, 2010, the Company, its directors, CBNA, Citigroup, Discover Financial Services, Discover Bank and Academy Acquisition Corp. were named as defendants in a putative class action lawsuit filed in the Delaware Court of Chancery, purportedly brought on behalf of the public common stockholders of the Company to enjoin the Sallie Mae transaction, the Discover merger and the CBNA transaction. This action is entitled Electrical Workers Pension Fund, Local 103, I.B.E.W. v. The Student Loan Corporation, et al., C.A. 5875- (Del. Ch.).  The complaint alleged, among other things, that the individual defendants, CBNA and Citigroup breached their fiduciary duties of good faith, loyalty and due care by seeking to effectuate a self-dealing transaction in which the Company’s stockholders will be cashed out and will not receive fair consideration for their shares.  The complaint further alleged that Discover Financial Services, Discover Bank and Academy Acquisition Corp. aided and abetted the individual defendants, CBNA and Citigroup in breaching their fiduciary duties by entering into the Discover Merger Agreement. The complaint seeks, among other things, declaration of the action as a properly maintainable class action, preliminary and permanent injunctive relief against the consummation of the expected transactions by the defendants, and reasonable attorneys’ and experts’ fees and costs. On October 7, 2010, the plaintiff in this case filed a Notice and Proposed Order of Dismissal. This case is closed.

On October 15, 2010, the plaintiffs in the Connecticut action filed a first amended class action complaint in the Superior Court of the State of Connecticut against the same defendants named in their original complaint alleging, among other things, that the individual defendants and the Company breached their fiduciary duties by failing to maximize the value to be received by the Company’s stockholders and by failing to make sufficient disclosures to the public regarding the expected transactions announced in its preliminary proxy statement.  The first amended class action complaint further alleges, among other things, that Discover Financial Services and Citigroup aided and abetted the other defendants’ breaches of fiduciary duties.  The plaintiffs in this action seek the same relief as requested in their original complaint.

On October 18, 2010, the plaintiffs in the two pending Delaware actions filed a verified consolidated amended class action and derivative complaint against the Company’s directors, Citigroup and CBNA.  The complaint alleges that the individual defendants breached their fiduciary duties by failing to maximize the value to be received by the Company’s stockholders and by failing to make sufficient disclosures to the public regarding the expected transactions announced in the preliminary proxy statement and that Citigroup and CBNA breached their fiduciary duties as purported controlling shareholders of the Company.  This action is now entitled In re The Student Loan Corporation Litigation, Consol. C.A. No. 5832-VCL (Del. Ch.).  The plaintiffs in the consolidated Delaware action seek the same relief as requested in the earlier filed Delaware complaints.  On November 1, 2010, the Company, the Company's directors, Citigroup and CBNA filed an answer to the verified consolidated amended class action and derivative complaint.

In addition to the class action lawsuits described above, the Company is subject to various other claims, lawsuits and actions that arise in the normal course of business.  Most of these matters are claims by borrowers disputing the manner in which their loans have been processed, the accuracy of the Company’s reports to credit bureaus, or actions taken with respect to collecting on delinquent or defaulted loans.  Management believes that ultimate resolutions of these claims, lawsuits and other actions will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.  Risk Factors

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See Forward-Looking Statements on page 31.

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected or historical results.  However, the discussion below is not exhaustive, and other factors could have a material adverse impact on the Company’s results.  These factors include, natural disasters, acts of terrorism and epidemics and the factors listed under Forward-Looking Statements on page 31, among others.

The Company is exposed to several risks associated with the Merger Agreement with Discover and the Asset Purchase Agreements with Sallie Mae and CBNA.

On September 17, 2010, the Company entered into the Merger Agreement between the Company and Discover for Discover to acquire the Company’s private student loan business.  Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $30.00 in cash.  Separately, on that same day, the Company entered into the Asset Purchase Agreements, under which the Company expects to sell certain of its residual interests in securitization trusts, ownership interest in its special purpose subsidiaries, and other related loan assets to Sallie Mae and CBNA.  In this risk factor, the transactions contemplated by these three agreements are referred to as the transactions.

•	Failure to complete the transactions or delays in completing the transactions could negatively affect the Company’s stock price, financial condition and results of operations.

There is no assurance that the Company will be able to consummate the transactions. If the transactions are not completed for any reason, the Company may be subject to a number of risks, including the following:

•	the Company will not realize the benefits expected from the transactions, including the conversion of all the shares of common stock into the right to receive $30.00 per share in cash from Discover;
•
the current market price of the Company’s common stock may reflect a market assumption that the transactions will occur and a failure to complete the transactions could result in a negative perception of the Company by the stock market and cause a decline in the market price of its common stock;

•
certain costs relating to the transactions, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the transactions are not completed, and the Company may be required to pay substantial fees to Discover and Sallie Mae if the agreements governing the transactions are terminated under specified circumstances;

•
the actual impairment charge and gain recorded upon closing of the transactions could differ materially from these estimates based on various factors, including changes in economic conditions which affect the fair value of the assets and liabilities included in the transactions, failure to satisfy closing conditions, additional costs incurred in connection with these transactions or changes in the composition, and amounts of the net assets sold. The most significant of these factors is the credit premium demanded by investors in student loan asset backed securities, which affects the fair value of the secured borrowings included in the transactions; and

•	the Company would continue to face the risks that it currently face as an independent company.

Delays in completing the transactions could exacerbate uncertainties concerning the effect of the transactions, which may have an adverse effect on the Company’s business following the transactions and could defer or detract from the realization of the benefits expected to result from the transactions.

•	There may be substantial disruption to the Company’s business and distraction of management and employees as a result of the transactions.

There may be substantial disruption to the Company’s business and distraction of management and employees from day-to-day operations because matters related to the transactions may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

•	Business uncertainties and contractual restrictions while the transactions are pending may have an adverse effect on the Company.

Uncertainty about the effect of the transactions on employees, suppliers, service providers, partners, regulators, and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain, and motivate key personnel until the transactions are consummated and could cause suppliers, customers and others that deal with the Company to defer purchases or other decisions concerning the Company or seek to change existing business relationships. In addition, the agreements governing the transactions restrict the Company from making certain specified actions without the approval of Discover and Sallie Mae. These restrictions could prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the transactions.

•	The agreements governing the transactions restrict the Company’s ability to pursue alternatives to the transactions.

The agreements governing the transactions contain “no shop” provisions that, subject to limited fiduciary exceptions, restrict the Company’s ability to initiate, solicit, encourage or facilitate, discuss, negotiate or accept a competing third party proposal to acquire all or a significant part of the Company. Further, there are only a limited number of exceptions that would allow the Company’s board of directors to withdraw or change its recommendation to holders of common stock that they vote in favor of the adoption of the transactions.  If the Company’s board of directors were to take such actions as permitted by the agreements governing the transactions, doing so in specified situations could entitle Sallie Mae or Discover to terminate the agreements to which they are a party, and to be paid substantial termination fees. In addition, CBNA, the holder of 80% of the Company’s common stock has agreed, subject to limited exceptions, to vote its shares in favor of the approval of the transactions. These restrictions and CBNA’s agreement to support the approval of the transactions could deter a potential acquirer from proposing an alternative transaction.

The Company’s business operations are dependent upon Citigroup and any change that impacts Citigroup’s involvement in the Company could have an adverse effect on the Company’s financial condition and operations.

Citigroup indirectly owns 80% of the Company’s common stock. Through various subsidiaries, Citigroup serves as the Company’s:

•
Lender –At September 30, 2010, the Company had outstanding borrowings of $4.4 billion under the Original Omnibus Credit Agreement and $2.8 billion under the Amended and Restated Omnibus Credit Agreement.  The Amended and Restated Omnibus Credit Agreement as executed provided up to $6.6 billion in aggregate credit for new borrowings, including separate tranches (with their own sublimits and pricing) for overnight funding, FFEL Program loan funding, private education loan funding and illiquid asset funding.  As a result of completing three loan securitizations during the nine months ended September 30, 2010, the Company was able to reduce the aggregate commitment amount under the credit agreement by a total of $2.0 billion to $4.6 billion.  The initial term of the Amended and Restated Omnibus Credit Agreement expires on December 30, 2010 and all borrowings will be due and payable on or before this date.

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

In January 2009, Citigroup announced that it was realigning its structure into two distinct businesses for management reporting purposes: Citicorp, which is composed of Citigroup’s core businesses, and Citi Holdings, in which the Company is now included, which is composed of non-core businesses.  Citigroup intends to exit the Citi Holdings’ businesses as quickly as practicable, in an economically rational manner through business divestitures, portfolio run-offs, and asset sales.  As a result, on September 17, 2010, the Company entered into the Merger Agreement for Discover to acquire the Company’s private student loan business and the Asset Purchase Agreements with Sallie Mae and CBNA. If the proposed transactions are not completed, the Company may enter into alternative sale or merger agreements which could result in a change in ownership of the Company, including, among other possibilities, an eventual sale of all or part of Citigroup’s ownership in the Company, or of all or part of the Company’s assets, to an unaffiliated third party.

The Company does not know how a potential disposition or combination transaction, other than those described above, would affect the Company's business or its operations, although given the various relationships between Citigroup and the Company the effect could be material and adverse.  Among other things, any disposition of its ownership in the Company by Citigroup that results in Citigroup or any of its subsidiaries owning less than 50% of the voting equity interest in the Company could result in the termination of certain agreements, including the Company’s servicing and origination agreements.  If a disposition or combination event results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company, all outstanding borrowings under the Original Omnibus Credit Agreement and all borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  The Company’s business operations could be materially and adversely impacted if any of these agreements cannot be replaced with agreements with substantially similar or more favorable terms.

Our business is subject to extensive regulation and recent market disruptions have led to proposals for new laws and regulations, or changes to existing laws and regulations.

As a participant in the financial services industry, the Company is subject to extensive regulation. In addition, as a result of the current economic and market downturn, there has been increased discussion of, and calls for, additional legislative changes and increased scrutiny from a variety of regulators. New laws or regulations, or changes in enforcement of existing laws or regulations, applicable to the Company’s business may adversely affect the Company. Legislative or regulatory changes could lead to business disruptions, impact the value of assets that the Company holds or the scope or profitability of its business activities, require the Company to change certain of its business practices and expose the Company to additional costs (including compliance costs) and liabilities.  For example, private student loan forbearance policies at banks and other financial institutions, including the Company, are subject to various regulatory requirements.  In response to regulatory guidance, the Company is in the process of implementing changes to the Company’s private education loan loss mitigation programs including, among other things, that participation by borrowers in private education loan forbearance and loss mitigation programs are subject to more rigorous requirements, that shorter forbearance periods be granted and that minimum periods of payment performance be required between grants of forbearance. The Company expects that these changes, when fully implemented, will materially increase net credit losses attributable to private education loans.

On July 21, 2010, President Obama signed into law H.R. 4173, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, establishes a new Bureau housed within the Federal Reserve. The Bureau will have regulatory authority over a broad range of entities engaged in the provision of consumer financial products and services, including banks and their affiliates as well as student lenders.  This act consolidates into the Bureau all consumer protection responsibilities currently held by various regulatory agencies.  Although the Bureau will coordinate with principal regulators, it will have exclusive federal authority to enforce the federal consumer financial laws.  The Act also creates a new framework for determining issues in connection with federal preemption of state consumer protection laws and enforcement powers of states in the field of consumer protection.  This type of regulatory framework is materially different from that which currently exists for financial institutions such as the Company, whose principal regulator is the OCC, with state enforcement and visitation deemed preempted by the authority of the OCC.  This type of regulatory framework will have a material effect on the Company by substantially increasing the regulatory burden on the Company.

In July 2009, the Private Student Loan Debt Swap Act of 2009 was introduced into the Senate.  As proposed, this act would allow certain private education loan borrowers who, at the time of taking out the private education loan, were eligible for loans through federally guaranteed student loan programs, to refinance their private education loans under the Federal Direct Loan Program. A House version of the bill was introduced in April 2010. The Company cannot predict whether this legislation will be enacted in this form, if at all, or the potential impact on the Company’s financial condition or results of operations.

In addition, legislation that would allow private student loan borrowers to once again discharge their private student loans in bankruptcy has been introduced.  For additional information on this proposed legislation, see the Other Developments section of Legislation and Regulations on page 52.  Since 2005, private student loans have not been dischargeable in bankruptcy.  If enacted into law, this would have a material effect on the Company’s results of operations by significantly increasing its provision for loan losses.

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

If any of these proposed regulatory changes were to be adopted, they could have an adverse effect on the Company’s financial condition and results of operations.  For further information on the impact of other recent legislative and regulatory activities, see Legislation and Regulations on page 52.

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

For further information on the impact of these recent legislative activities and other developments, see Legislation and Regulations on page 52.

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

The Company’s Amended and Restated Omnibus Credit Agreement provides funding through December 30, 2010. As executed, this agreement provided up to $6.6 billion in aggregate credit for new borrowings. As a result of completing three loan securitizations during the nine months ended September 30, 2010, the Company was able to reduce the aggregate commitment amount under the credit agreement by a total of $2.0 billion to $4.6 billion.  However, the costs of funding, including the interest rates on any borrowings, the funding commitment fee and the fee on the undrawn balance, under this agreement are significantly higher than the borrowings that have matured during the year. This has further compressed the Company’s net interest margin. Until the closing of the proposed transactions with Discover, Sallie Mae, and CBNA, unless the Company is able to identify and implement other funding alternatives, the Company will need to access the borrowings with high rates under this agreement to fund originations. Under the terms of this agreement, any future securitizations require CBNA’s approval.  In addition, if the proposed transactions are not completed, the Company will need to negotiate an extension to this agreement with CBNA or enter into one or more alternative funding arrangements in order to maintain adequate liquidity in 2011.

The Amended and Restated Omnibus Credit Agreement also requires a comprehensive package of representations, warranties, conditions, covenants (including a borrowing base and various other financial covenants) and events of default.

The Amended and Restated Omnibus Credit Agreement supersedes and replaces in its entirety the Original Omnibus Credit Agreement.  At September 30, 2010, the Company had $4.4 billion of outstanding borrowings made under the Original Omnibus Credit Agreement and $2.8 billion of outstanding borrowings made under the Amended and Restated Omnibus Credit Agreement.  These borrowings continue to mature based on their originally contracted maturities, unless a change of control or an event of default, as defined by the Amended and Restated Omnibus Credit Agreement, occurs.  A change of control is defined as any event that results in an entity other than CBNA or its affiliates owning more than 50% of the voting equity interest in the Company.  The Company is part of a group of businesses within Citigroup, referred to as Citi Holdings.  Citigroup intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-off and asset sales.  As a result,  September 17, 2010, the Company entered into the Merger Agreement with Discover for Discover to acquire the Company’s private student loan business and the Asset Purchase Agreements with Sallie Mae and CBNA. If the proposed transactions are not completed, the Company may enter into alternative sale or merger agreements which could result in a change in ownership of the Company, including, among other possibilities, an eventual sale of all or part of Citigroup’s ownership in the Company, or of all or part of the Company’s assets, to an unaffiliated third party.  There can be no assurance as to when or if any disposition or combination transaction will occur.  However, if a change of control or an event of default (certain of which require explicit action by CBNA to effect an acceleration) under the Amended and Restated Omnibus Credit Agreement were to occur, all outstanding borrowings under the Original Omnibus Credit Agreement and all borrowings under the Amended and Restated Omnibus Credit Agreement would become due and payable immediately.  In either event, the Company would no longer have a guaranteed funding source, which would have a material adverse effect on, among other things, the Company's ability to originate new loans, repay its debt obligations, fund business operations and maintain the current level of profitability.

In addition to funding available to the Company under the Amended and Restated Omnibus Credit Agreement and through loan securitizations, the Company has further diversified its sources of funding, and continues to seek additional alternative sources of funding.  Since December 2008, the Company had been utilizing the Participation Program and the Purchase Program available through the ECASLA to fund FFEL Program loans.

Since the second quarter of 2009, the Company also accessed additional funding through the Conduit. Funding for the Conduit is provided by the capital markets. In the event the CP issued by the Conduit cannot be reissued or “rolled” at maturity and the Conduit does not have sufficient cash to repay investors, the Department has committed to provide liquidity to the Conduit by entering into forward purchase agreements to purchase the eligible student loans backing the Conduit at a predetermined price. The predetermined price represents a discount to the principal balance of the loans.  Accordingly, a sale of loans to the Department would result in a loss to the Company and negatively impact its results of operations.

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

At September 30, 2010, NHIC was rated A+/ Negative by Standard & Poor’s and Aa3/Negative by Moody’s. UGCIC is no longer rated.  On February 24, 2009, Moody’s withdrew its rating of both UGCIC and its parent citing business reasons, which Moody’s defines as reasons unrelated to bankruptcy, reorganization status or adequacy of information.  Previously UGCIC was rated Baa2.  AIG, the parent company of UGCIC and NHIC, continues to receive financial support from the US Treasury and the Federal Reserve Bank in support of its financial difficulties. AIG is in the process of restructuring the company.  Any failure of AIG, or sale or restructuring of UGCIC/NHIC, could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s UGCIC/NHIC insured loan portfolio.

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

From April 1997 to 2002, the Company purchased private insurance from RSAUSA.  RSAUSA decided to exit the U.S. market and sold RSAUSA in 2007 to Arrowpoint, a company owned and operated by their management and independent directors.  Arrowpoint is being operated in a voluntary run-off mode with the objective of successfully meeting policy holder obligations and achieving a solvent run-off.  As part of the purchase, Arrowpoint agreed to certain operating restrictions and the appointment of a claims monitor to protect policy holders.  Arrowood, the Arrowpoint subsidiary which directly insures the Company's loans, is making claim payments on a regular basis.  Neither Arrowpoint nor Arrowood is rated.  Any failure of either could have an adverse impact on the Company’s financial condition and results of operations as it relates to the Company’s Arrowood insured loan portfolio.

The Company’s credit risk exposure is also impacted by the size and performance of the Uninsured CitiAssist Standard and Uninsured CitiAssist Custom loan portfolios that are not originated under a risk-sharing relationship, which has grown over recent years.  At September 30, 2010, the uninsured private education loan, including those classified as held for sale, include $179.1 million of higher risk loans made to students attending proprietary schools. Most of these higher risk loans did not follow the Company’s traditional underwriting process.  The Company no longer originates Uninsured CitiAssist Custom loans.

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

Date: November 5, 2010

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

10.1
Agreement and Plan of Merger by and among The Student Loan Corporation, Discover Bank and Academy Acquisition Corp., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 23, 2010 (File No. 1-11616).

10.2
Asset Purchase Agreement by and among The Student Loan Corporation, Citibank, N.A., Citibank (South Dakota) National Association, SLC Student Loan Receivables I, Inc., Bull Run 1 LLC, SLM Education Credit Finance Corporation and SLM Corporation, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 23, 2010 (File No. 1-11616).

10.3
Asset Purchase Agreement by and among The Student Loan Corporation, Citibank, N.A., SLC Student Loan Receivables I, Inc. and Citibank (South Dakota) National Association, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 23, 2010 (File No. 1-11616).

10.4
Purchase Price Adjustment Agreement by and among The Student Loan Corporation, Discover Bank and Citibank, N.A., incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 23, 2010 (File No. 1-11616).

10.5
Intra-Citi Service Agreement, dated August 1, 2010 between the Company and Citigroup Technology, Inc. , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616).

10.6
Amendment No. 1, dated as of February 11, 2010, to the Amended and Restated Omnibus Credit Agreement between the Company and CBNA, incorporated by reference to Exhibit 10.10.1 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.7
Notice No. 2 dated as of July 7, 2010, amending the Amended and Restated Omnibus Credit Agreement between the Company and CBNA, incorporated by reference to Exhibit 10.10.2 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.8
Amendment No. 12, dated as of August 8, 2010, to the Non-Competition Agreement among the Company, Citibank, N.A. and Citigroup Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.9
Retention and Severance Program as agreed between the Company and Michael Reardon, dated July 30, 2010, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.10
Retention and Severance Program as agreed between the Company and Joseph Guage, dated July 30, 2010, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.11
Retention and Severance Program as agreed between the Company and Christine Homer, dated July 30, 2010, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.12
Retention and Severance Program as agreed between the Company and Patricia Morris, dated July 30, 2010, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.13
Retention and Severance Program as agreed between the Company and John Vidovich, dated July 30, 2010, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

10.14
Retention and Severance Program as agreed between the Company and Noelle Whitehead, dated July 30, 2010, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed August 5, 2010 (File No. 1-11616)

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

* Filed herewith.